Form 10QSB
period 1996-03-31
SOFTWARE PROFESSIONALS INC
filed 1996-05-14
CIK 919175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934


                         Commission File Number 0-23446


                          SOFTWARE PROFESSIONALS, INC.
               (Exact Name as registrant specified in its charter)


          CALIFORNIA                                         94-3008888
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)

            999 BAKER WAY, FIFTH FLOOR, SAN MATEO, CALIFORNIA     94404
                  (Address of principal executive offices)      (Zip code)


                                 (415) 578-0700
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES  X   NO
          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996:

                                                   OUTSTANDING
                CLASS                             MARCH 31, 1996
                -----                             --------------
     Common Stock, no par value                      2,823,775



                           This is Page 1 of 40 Pages.
                     The Index to Exhibits begins on Page 13

                          SOFTWARE PROFESSIONALS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                     Page No.
- --------------------------------------------------------------------------------
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -                   3
                  As of March 31, 1996 and December 31, 1995

              Condensed Consolidated Statements of Operations -         4
                  Three months ended March 31, 1996 and 1995

              Condensed Consolidated Statements of Cash Flows -         5
                  Three months ended March 31, 1996 and 1995


              Notes to Condensed Consolidated Financial Statements      6


Item 2.       Management's Discussion and Analysis of                   8
              Financial Condition and Results of Operations

- --------------------------------------------------------------------------------
PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                         11


- --------------------------------------------------------------------------------
SIGNATURES                                                             12

- --------------------------------------------------------------------------------

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   SOFTWARE PROFESSIONALS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                          March 31,         December 31,
                                                                            1996               1995
                                                                         ----------         -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                             $2,303,430         $2,124,525
   Short term investments                                                 1,002,000          1,320,727
   Accounts receivable, less allowance for doubtful accounts                881,289          1,100,625
   Refundable income taxes                                                  327,453            288,265
   Prepaid expenses and other assets                                        132,790            116,536
                                                                          ----------         ----------

            Total current assets                                          4,646,962          4,950,678

   Property and equipment, net                                            1,233,587          1,268,337
   Acquired technology and software development costs, net                  857,736            720,667
   Deferred income taxes                                                    210,512            210,512
   Other assets                                                             183,545            178,577
                                                                         ----------         ----------

                                                                         $7,132,342         $7,328,771
                                                                         ==========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank borrowings and current portion of long-term debt                 $   80,000         $   129,188
   Trade accounts payable                                                   399,791             276,151
   Accrued and other current liabilities                                     56,258             333,176
   Deferred revenue                                                       1,640,675           1,539,074
                                                                         ----------         -----------

            Total current liabilities                                     2,176,724           2,277,589
                                                                         ----------         -----------

Shareholders' equity:
   Common stock                                                           4,650,062           4,639,954
   Retained earnings                                                        305,556             411,228
                                                                         ----------         -----------

            Total shareholders' equity                                    4,955,618           5,051,182
                                                                         ----------         -----------

                                                                         $7,132,342         $ 7,328,771
                                                                         ==========         ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                   SOFTWARE PROFESSIONALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                         Three months ended
                                                                              March 31,
                                                                     -------------------------
                                                                         1996           1995
                                                                     ----------     ----------
Revenue:
    Product license fees                                             $  327,618     $  851,148
    Product maintenance fees                                            914,842        914,566
    Consulting services                                                 226,136         48,454
                                                                     ----------     ----------

             Total revenue                                            1,468,596      1,814,168

Cost of revenue                                                         301,780        430,207
                                                                     ----------     ----------

             Gross profit                                             1,166,816      1,383,961
                                                                     ----------     ----------

Operating expenses:
    Research and development                                            399,902        317,425
    Sales and marketing                                                 581,953        631,072
    General and administrative                                          321,082        329,222
                                                                     ----------     ----------

             Total operating expenses                                 1,302,937      1,277,719
                                                                     ----------     ----------

             Operating income (loss)                                   (136,121)       106,242
                                                                     ----------     ----------

Other income (expense):
    Interest income net of interest expense                              32,946         39,145
    Foreign exchange gain (loss), net                                   (37,326)        41,262
                                                                     ----------     ----------

             Total other income (expense)                                (4,380)        80,407
                                                                     ----------     ----------

             Income (loss) before income taxes                         (140,501)       186,649

Income tax expense (benefit)                                            (34,828)        63,736
                                                                     ----------     ----------

             Net income (loss)                                       $ (105,673)    $  122,913
                                                                     ==========     ==========

Net income (loss) per share                                          $    (0.04)    $     0.04
                                                                     ==========     ==========

Shares used in computing net income (loss) per share                  2,827,160      2,877,217
                                                                     ==========     ==========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   SOFTWARE PROFESSIONALS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                    Three months ended
                                                                                        March 31,
                                                                             ------------------------------
                                                                                1996               1995
                                                                             ----------         -----------
Cash flows from operating activities:
   Net income (loss)                                                         $ (105,673)        $   122,913
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                            124,774             250,102
       Changes in operating assets and liabilities:
         Accounts receivable, net                                               219,336            (142,127)
         Refundable income taxes                                                (39,188)              -
         Prepaid expenses and other assets                                      (21,222)            (57,030)
         Trade accounts payable                                                 123,640            (104,451)
         Accrued and other current liabilities                                 (276,918)           (180,019)
         Deferred revenue                                                       101,601             124,575
                                                                             ----------         -----------

                  Net cash provided by operating activities                     126,350              13,963
                                                                             ----------         -----------

Cash flows from investing activities:
   Sales (purchases) of short-term investments                                  318,727          (1,581,818)
   Acquired technology and software development costs                          (189,574)            (95,427)
   Purchases of property and equipment                                          (37,518)           (235,910)
                                                                             ----------         -----------

                  Net cash (used for) provided by investing activities           91,635          (1,913,155)
                                                                             ----------         -----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock and other stock transactions       10,108               8,759
   Principal payments under notes payable to bank and third parties             (49,188)            (64,163)
                                                                             ----------         -----------

                 Net cash used for financing activities                         (39,080)            (55,404)
                                                                             ----------         -----------

Net increase (decrease) in cash and cash equivalents                            178,905          (1,954,596)
Cash and cash equivalents at beginning of period                              2,124,525           3,659,607
                                                                             ----------         -----------
Cash and cash equivalents at end of period                                   $2,303,430         $ 1,705,011
                                                                             ==========         ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period:

            Income taxes                                                     $    -             $   110,000
                                                                             ==========         ===========




   The accompanying notes are an integral part of the condensed consolidated financial statements

                   SOFTWARE PROFESSIONALS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  Basis of Presentation

The Consolidated Financial Statements of Software Professionals, Inc. and Subsidiary (the "Company") included in the Company's Form 10-KSB for the year ended December 31, 1995 contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this Quarterly Report on Form 10-QSB. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of March 31, 1996, and the results of operations and cash flows for the interim periods presented.

2.  Revenue Recognition

Product license fees are recognized after the following events have occurred: a product evaluation has been shipped to the customer; the customer elects to purchase the software following an evaluation period; and the customer signs the related contract. Product maintenance fees committed as part of new product licenses and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period, generally one year. Consulting service revenue is recognized when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts.

3.  Cost of Revenue

Included in cost of revenue are royalties, amortization of capitalized software and acquired technology, and direct costs relating to consulting services revenue.

4.  Cash and Cash Equivalents

The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company accounts for its investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under the provisions of SFAS 115, the Company has classified its investments in commercial paper and U.S. Treasury notes as "held-to-maturity." All such investments mature in less than one year and are stated at amortized cost, which approximates fair value. Interest income is recorded using an effective interest rate, with the associated discount or premium amortized to interest income.

Additionally, the Company has classified its investments in preferred stock as "available-for-sale." Such investments are recorded at fair market value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of March 31, 1996, unrealized gains and losses were not material.

                   SOFTWARE PROFESSIONALS, INC. AND SUBSIDIARY

                                   (UNAUDITED)

5.  Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is less.

6.  Acquired Technology and Software Development Costs

A summary of acquired technology and software development costs as of March 31, 1996 and December 31, 1995 follows:

                                          March 31,          December 31,
                                            1996                1995
                                            ----                ----
Acquired technology                      $2,205,837          $2,205,837
Software development costs                1,957,198           1,767,624
                                          ---------           ---------

                                          4,163,035           3,973,461
                                          ---------           ---------
Less accumulated amortization:
Acquired technology                       1,995,524           1,972,086
Software development costs                1,309,775           1,280,708
                                          ---------           ---------

                                          3,305,299           3,252,794
                                          ---------           ---------

                                         $  857,736          $  720,667
                                         ==========          ==========



7.  Recent Accounting Pronouncements

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or pro forma disclosures of such costs in a footnote to the financial statements.

The Company will continue to use the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its financial statements for fiscal 1996, the Company will make the required pro forma disclosures in a footnote to the financial statements. SFAS No. 123 is not expected to have a material effect on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis Of Financial Condition and Results Of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

        Software Professionals develops, markets, and supports software products designed to automate the management of computer systems used by some of the world's largest companies in banking, finance, telecommunications, health care, information technology, and other major industries. The Company develops software products internally and enhances and packages other software products it acquires.

        The Company intends to continue expansion of its market presence through hiring additional staff, diversifying its product line, and/or adding features to existing products. This may require the Company to incur substantial additional operating expenses prior to its receipt of material additional revenues, if any, resulting from those expenditures. The combination of these expenses and this revenue lag may adversely affect the Company's quarterly net income in 1996 and, perhaps, thereafter.

VARIABILITY OF QUARTERLY RESULTS

        The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including the timing of new product or product enhancement introductions by the Company or its competitors, purchasing patterns of its customers, size and timing of individual orders, the rate of customer acceptance of new products, and pricing and promotion strategies undertaken by the Company or its competitors. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop, acquire, and introduce new products on a timely basis. Additionally, the Company's operating results may be influenced by seasonality (principally in Europe where sales are typically lower in the summer months) and overall trends in the global economy. Because the Company operates with a relatively small backlog, quarterly sales and operating results generally depend on the volume and timing of orders received during the quarter, which are difficult to forecast.

RESULTS OF OPERATIONS

        Total revenue. Total revenue for the first quarter of 1996, totaled $1,469,000, a 19% decrease when compared to the same quarter in 1995. Product license fees decreased, while revenues from maintenance fees remained constant and consulting services revenue increased slightly over the same quarter of the prior year.

        Product license fees decreased by $524,000, or 62%, in the first quarter of 1996 when compared to the same quarter of 1995. The decrease is primarily related to a single foreign order recorded in the first quarter of 1995 which accounted for 34% of that quarter's license fees. There was no comparable sale in the first quarter of 1996. Excluding that transaction, product license fees across product families decreased by $235,000, or 42%, compared with the same quarter of the prior year. License revenue from the Company's most significant product family, the performance family of products, decreased $15,000, or 7%, during the period. License fees from the storage family of produces decreased $72,000, or 54%, due to decreased unit sales of the Company's DFM II product, which is to be released in mid-1996. The license fees from Company's security products decreased $62,000, or 73%, compared to the first quarter of 1995. This decrease resulted from the replacement of the Company's SAFEGUARD MANAGER product with a new product, ENTRUST, during the quarter. Entrust was released in March 1996. Additionally, license fees during the quarter were impacted by a change in sales executive management. In March 1996, Byron Jacobs was hired as the Vice President of Sales and Marketing. Mr. Jacobs has begun implementing a new sales strategy for the Company which includes setting up remote field sales offices, staffing a larger telesales organization, and leveraging an increased number of VARs and other third party distribution channels. The effects of such changes on the Company's revenues may take several quarters to be realized.

        Revenues from consulting services increased by $178,000, or 367%, in the first quarter of 1996 when compared to the same quarter of 1995. The increase is due to a higher level of Tandem-related services projects, most of which commenced in mid to late 1995.

        Cost of revenue. Cost of revenue decreased by $128,000, or 30%, in the first quarter of 1996 compared to the same quarter in 1995. This decrease is attributable to a decrease in third party royalties and a decrease in amortization related to acquired software technology. The decrease in third party royalties is approximately proportional to the decrease in product license fees for the quarter. The decrease in amortization is a result of a write-down of acquired technology in the fourth quarter of 1995. These decreases were partially offset by an increase in the cost of revenue related to consulting services. This increase is approximately proportional to the increase in consulting services revenue.

        Research and development. Research and development expenditures increased by $82,000, or 26%, in the first quarter of 1996, compared with same quarter in 1995. The increase in research and development is primarily attributable to the development of the Company's open systems administration product. Along with other anticipated releases, release 2.0 of ENlighten for UNIX - Distributed Systems ManagerTM is scheduled for mid-1996. In conjunction with this release, the Company is continuing to increase its research and development headcount in order to deliver its planned open systems products. The Company expects research and development expenditures to continue to increase both in total dollars and as a percentage of revenue throughout 1996 as compared to 1995.

        Sales and marketing. Sales and marketing expenses decreased by $49,000, or 8%, during the first quarter of 1996 compared to the same quarter of 1995. This decrease was primarily due to decreased sales commissions as a result of lower revenues during the quarter.

        General and administrative. General and administrative expenses decreased by $8,000, or 2%, for the first quarter of 1996 as compared to the same quarter of 1995. The decrease in expenses during the quarter was due to continuous efforts by management to control costs.

        Other income (expense), net. Other income and expense includes interest income, net of interest expense, gains and losses on assets disposals, and foreign currency transactions. Net interest income totaled $33,000 during the first quarter of 1996. In the same quarter of 1995, net interest income totaled $39,000. The decrease in net interest is primarily due to a reduction in cash, which was used to fund expanding operations.

        Provision for income taxes. The Company recognized a tax benefit of $35,000 in the first quarter of 1996 as a result of a net loss during the quarter. The Company expects to recover this amount in future taxable periods.

         Net income(loss). Pre-tax loss was $141,000 in the first quarter of 1996, compared to pre-tax income of $187,000 in the same quarter in 1995. Loss per share was $.04 per share, based on 2,827,000 shares in the first quarter of 1996, compared to a gain of $.04 per share, based on 2,877,000 shares outstanding in the same quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

        During the first three months of 1996 the Company's operating activities provided cash of $126,000, compared to cash provided from operating activities of $14,000 in the same period of the prior year. The change is related to reduced accounts receivable and an increase in trade accounts payable, both of which more than offset the decrease in net income.

        The Company's investing activities have consisted primarily of purchases of short-term investments, expenditures for software product acquisitions, capitalization of software development costs, and additions to capital equipment. Investing activities provided cash of $92,000 in first quarter of 1996, compared with using cash of $1,913,000 in same period in 1995. The change is due to the purchase of short-term investments in the first quarter of 1995 following the Company's initial public offering.

        Financing activities used cash of $39,000 in the first quarter of 1996, compared with using cash of $55,000 for the same period in the prior year. The use of cash in both years is primarily a result of the payments related to debt incurred on software acquisitions in prior years.

        In September 1994, the Company acquired all rights to a suite of SQL database management products from Sierra Software, Inc. Pursuant to the agreement, the two principals of Sierra Software will each provide two years of services exclusively for the Company. The purchase price and incentives are to be paid over a two year period.

        In December 1994, the Company acquired all of the outstanding shares of Network Partners, Inc. Additionally, in December 1994, the Company acquired core UNIX systems management technology from Overseers Corporation. Both purchases were cash acquisitions requiring down payments for a portion of the guaranteed purchase price at time of acquisition with payment of the balance within one year. In connection with these two acquisitions, the Company immediately expensed $983,000, representing acquired in-process research and development. An additional $50,000 of the purchase price was related to the value of non-competition agreements entered into with the principals of both organizations. Under the terms of the agreements, the purchase price is increased by incentive amounts based upon future sales levels of the technology acquired. Should revenues directly resulting from these technologies fail to exceed certain revenue thresholds, no additional amounts will be paid. Any increases to the purchase price under these agreements are to be paid annually through 1998, should revenue exceed stated thresholds in any twelve month period.

        As of March 31, 1996, the Company had cash, cash equivalents, and short-term investments of $3,305,000, compared to $3,445,000 at March 31, 1995, and working capital of $2,470,000, compared to working capital of $2,673,000 at March 31, 1995. The Company believes that its existing sources of liquidity, anticipated funds from operations, and increased borrowing capacity will satisfy the Company's projected working capital and capital expenditure requirements through at least the next twelve months.

        The Company is currently leasing approximately 17,000 square feet of office space in San Mateo, California, under a lease expiring in April 2001.

        The Company believes that its existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through at least the next twelve months.

                          SOFTWARE PROFESSIONALS, INC.
                           FORM 10-QSB, March 31, 1996

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The exhibits listed in the accompanying Index of Exhibits on Page 14 are filed or incorporated by reference as part of this report. Exhibit numbers 10.1, 10.2, 10.3, 10.14, 10.15, 10.16,
                  10.21, 10.22, and 10.23 are management contracts or compensatory plans or arrangements.

         (b)      Reports on Form 8-K

                  During the quarter ended March 31, 1996, the Company did not file any reports on Form 8-K.

ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                          SOFTWARE PROFESSIONALS, INC.

                           FORM 10-QSB, MARCH 31, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SOFTWARE PROFESSIONALS, INC.


DATE:                                    SIGNATURE: /s/ Peter J. McDonald
      ---------------------------------            ----------------------------
                                                    Peter J. McDonald
                                                    Chief Executive Officer



DATE:                                    SIGNATURE: /s/ Michael A. Morgan
      ---------------------------------            ----------------------------
                                                    Michael A. Morgan

                          SOFTWARE PROFESSIONALS, INC.
                           FORM 10-QSB, March 31, 1996

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                      DESCRIPTION                                                PAGE NO.
- ------                                      -----------                                                --------
10.1(1)@          Form of Indemnity Agreement for officers and directors.

10.2(1)@          First Amended and Restated 1992 Stock Option Plan.

10.3(1)@          1994 Employee Stock Purchase Plan.

10.4(1)           Business Loan Agreement and related agreements, dated April 14, 1993, by and between Software Professionals, Inc. and Commercial Center Bank.

10.5(1)           Commercial Security Agreement and related agreements, dated April 14, 1993, by and between Software Professionals, Inc. and Commercial Center Bank.

10.6(1)           Loan Agreement and related agreements, dated April 14, 1993, by and between
                  Software Professionals, Inc. and Commercial Center Bank.

10.7(1)           Demand Note, dated December 31, 1990, by and between Software
                  Professionals, Inc. and Peter J. McDonald.

10.8(1)           Demand Note, dated September 21, 1991, by and between Software
                  Professionals, Inc. and Peter J. McDonald.

10.9(1)           Demand Note, dated September 23, 1991, by and between Software
                  Professionals, Inc. and Peter J. McDonald.

10.10(1)          Lease, dated January 19, 1989, by and between Software Professionals and
                  Mariner's Island Ltd. for 999 Baker Way, Suite 390, San Mateo, California
                  94404, and Amendments 1, 2, 3 and 4 thereto.

10.11(1)          Lease, dated November 25, 1994, by and between Software Professionals, Ltd.
                  and Cannon Silver Quastel for 6 Eghams Court, Boston Drive, Bourne End,
                  Bucks, SL8 54S, U.K.

10.12(1)          Enlighten Purchase Agreement, dated April 10, 1993, by and between and Software
                  Professionals, Inc. and Steve Killelea.

10.13(1)          Partner Agreement, dated December 29, 1993, by and between Software
                  Professionals, Inc. and Gupta Corporation.

10.14(2)@         Nonqualified Stock Option Agreement, dated January 1, 1993, by and between Software
                  Professionals, Inc. and Kenneth S. Voss.

10.15(2)@         Nonqualified Stock Option Agreement, dated January 1, 1993, by and between
                  Software Professionals, Inc. and Michael A. Morgan.

10.16(2)@         Nonqualified Stock Option Agreement, dated January 1, 1993, by and between
                  Software Professionals, Inc. and Michael A. Morgan.

10.17(3)          Software Purchase and Assignment Agreement dated September 9, 1994 by and between
                  Software Professionals and Sierra Software.

10.18(4)          Stock Agreement dated December 30, 1994, by and between
                  Software  Professionals, Inc. and Network Partners, Inc.



Exhibit
Number                                      Description                                                Page No.
- ------                                      -----------                                                --------
10.19(5)          Software Purchase and Assignment Agreement dated December 30,
                  1994, by and between Software Professionals, Inc., Thomas Kraus, and Overseers Corporation.

10.20(5)          Lease, dated February 24, 1995, by and between Software Professionals and Mariner's Island Ltd. for 999 Baker Way, Suite 500, San Mateo,
                  California 94404.

10.21@            Employment letter and Termination and Change in Control
                  Agreement, dated March 4, 1996, by and between Software
                  Professionals, Inc. and Byron E. Jacobs.                                                 15


10.22@            Nonqualified Stock Option Agreement, dated March 4, 1996,
                  by and between Software Professionals, Inc. and Byron E. Jacobs.                         20



10.23@            Incentive Stock Option Agreement, dated March 4, 1996, by
                  and between Software Professionals, Inc. and Byron E. Jacobs.                            30



11.1              Calculation of Net Income (Loss) per Share.                                              40

21.1(5)           Subsidiaries of the Company.

23.1(5)           Consent of KPMG Peat Marwick. LLP

27                Financial Data Schedule


- -------------------------------
1 Incorporated by reference from exhibits of the same number in the Company's Registration Statement on Form S-1 (No. 33-75388), which was declared effective on April 19, 1994.

2 Exhibits 10.14, 10.15, 10.16 are incorporated by reference from exhibits 4.1, 4.2, and 4.3, respectively, in the Company's Registration Statement on Form S-1 (No. 33-75388), which was declared effective on April 19, 1994.

3 Incorporated by reference from an exhibit of the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

4 Incorporated by reference from exhibit 2.1 in the Company's Current Report on Form 8-K dated December 30, 1994.

5 Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

@         Compensatory or employment arrangement