Form 10QSB
period 1996-06-30
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1996-08-14
CIK 919175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-23446

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                (FORMERLY KNOWN AS SOFTWARE PROFESSIONALS, INC.)
               (Exact Name as registrant specified in its charter)

           CALIFORNIA                                          94-3008888
           ----------                                          ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

999 BAKER WAY, FIFTH FLOOR,  SAN MATEO, CALIFORNIA                 94404
- ---------------------------  ---------------------                 -----
  (Address of principal executive offices)                      (Zip code)

                                 (415) 578-0700
                                 --------------
              (Registrant's telephone number, including area code)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    YES  X   NO
             ---    ----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996:

                                                                    OUTSTANDING
           CLASS                                                   JUNE 30, 1996
           -----                                                   -------------
Common Stock, no par value                                             2,884,638

                           This is Page 1 of 16 Pages.
                     The Index to Exhibits begins on Page 14

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                           PAGE NO.
- -------------------------------------------------------------------------------------
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets -                     3
                      As of June 30, 1996 and December 31, 1995

                  Condensed Consolidated Statements of Operations -           4
                      Three months ended June 30, 1996 and 1995, and
                      Six months ended June 30, 1996 and 1995

                  Condensed Consolidated Statements of Cash Flows -           5
                      Six months ended June 30, 1996 and 1995

                  Notes to Condensed Consolidated Financial Statements        6

Item 2.           Management's Discussion and Analysis of                     8
                  Financial Condition and Results of Operations

- -------------------------------------------------------------------------------------
PART II           OTHER INFORMATION

Item 4.           Submissions of Matters to a Vote of Security Holders       12

Item 6.           Exhibits and Reports on Form 8-K                           12


- -------------------------------------------------------------------------------------
SIGNATURES                                                                   13

- -------------------------------------------------------------------------------------

                          PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                   June 30,       December 31,
                                                                     1996             1995
                                                                  ----------       ----------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                      $  900,655       $2,124,525
   Short term investments                                          2,077,499        1,320,727
   Accounts receivable, less allowance for doubtful accounts         516,908        1,100,625
   Refundable income taxes                                           452,656          288,265
   Prepaid expenses and other assets                                 139,625          116,536
                                                                  ----------       ----------

            Total current assets                                   4,087,343        4,950,678

   Property and equipment, net                                     1,226,752        1,268,337
   Acquired technology and software development costs, net           932,835          720,667
   Deferred income taxes                                             210,512          210,512
   Other assets                                                      186,057          178,577
                                                                  ----------       ----------

                                                                  $6,643,499       $7,328,771
                                                                  ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank borrowings and other debt                                 $   50,000       $  129,188
   Trade accounts payable                                            365,529          276,151
   Accrued and other current liabilities                              37,502          333,176
   Deferred revenue                                                1,397,560        1,539,074
                                                                  ----------       ----------

            Total current liabilities                              1,850,591        2,277,589
                                                                  ----------       ----------

Shareholders' equity:
   Common stock                                                    4,873,972        4,639,954
   Retained earnings (deficit)                                       (81,064)         411,228
                                                                  ----------       ----------

            Total shareholders' equity                             4,792,908        5,051,182
                                                                  ----------       ----------

                                                                  $6,643,499       $7,328,771
                                                                  ==========       ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                       Three months ended                   Six months ended
                                                            June 30,                            June 30,
                                                 ----------------------------        ----------------------------
                                                    1996              1995              1996              1995
                                                 ----------        ----------        ----------        ----------
Revenue:
    Product license fees                         $  167,402        $  522,173        $  495,020        $1,373,321
    Product maintenance fees                        861,024           892,349         1,775,866         1,806,915
    Consulting services                              90,405           103,981           316,541           152,435
                                                 ----------        ----------        ----------        ----------

             Total revenue                        1,118,831         1,518,503         2,587,427         3,332,671

Cost of revenue                                     221,692           331,657           523,472           761,864
                                                 ----------        ----------        ----------        ----------

             Gross profit                           897,139         1,186,846         2,063,955         2,570,807
                                                 ----------        ----------        ----------        ----------

Operating expenses:
    Research and development                        442,744           405,815           842,646           723,239
    Sales and marketing                             650,079           779,486         1,232,032         1,410,558
    General and administrative                      333,940           375,716           655,022           704,938
                                                 ----------        ----------        ----------        ----------

             Total operating expenses             1,426,763         1,561,017         2,729,700         2,838,735
                                                 ----------        ----------        ----------        ----------

             Operating loss                        (529,624)         (374,171)         (665,745)         (267,928)
                                                 ----------        ----------        ----------        ----------

Other income (expense):
    Interest income net of interest expense          38,736            52,011            71,682            91,157
    Foreign exchange gain (loss), net               (19,140)           (2,405)          (56,466)           38,857
                                                 ----------        ----------        ----------        ----------

             Total other income                      19,596            49,606            15,216           130,014
                                                 ----------        ----------        ----------        ----------

             Loss before income taxes              (510,028)         (324,565)         (650,529)         (137,914)

Income tax expense (benefit)                       (123,408)          (58,432)         (158,236)            5,304
                                                 ----------        ----------        ----------        ----------

             Net loss                            $ (386,620)       $ (266,133)       $ (492,293)       $ (143,218)
                                                 ==========        ==========        ==========        ==========

Net loss per share                               $    (0.13)       $    (0.09)       $    (0.17)       $    (0.05)
                                                 ==========        ==========        ==========        ==========

Shares used in computing net loss per share       2,894,114         2,817,162         2,860,637         2,817,162
                                                 ==========        ==========        ==========        ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     Six months ended
                                                                                         June 30,
                                                                                ---------------------------
                                                                                   1996             1995
                                                                                ----------       ----------
Cash flows from operating activities:
   Net loss                                                                     $ (492,293)      $ (143,218)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
       Depreciation and amortization                                               248,079          456,377
       Deferred income taxes                                                           -           (109,266)
       Changes in operating assets and liabilities:
         Accounts receivable, net                                                  583,717         (681,366)
         Refundable income taxes                                                  (164,391)             -
         Prepaid expenses and other assets                                         (30,569)         (35,741)
         Trade accounts payable                                                     89,378         (232,726)
         Accrued and other liabilities                                            (295,674)        (114,476)
         Deferred revenue                                                         (141,514)         106,140
                                                                                ----------       ----------

                  Net cash used for operating activities                          (203,267)        (754,276)
                                                                                ----------       ----------

Cash flows from investing activities:
   Purchases of short-term investments                                            (756,772)        (400,204)
   Acquired technology and software development costs                             (313,895)        (226,463)
   Purchases of property and equipment                                            (104,766)        (325,783)
                                                                                ----------       ----------

                  Net cash used for investing activities                        (1,175,433)        (952,450)
                                                                                ----------       ----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock and other stock transactions         234,018            8,759
   Principal payments under notes payable to bank and third parties                (79,188)         (72,851)
                                                                                ----------       ----------

                 Net cash provided by (used for) financing activities              154,830          (64,092)
                                                                                ----------       ----------

Net decrease in cash and cash equivalents                                       (1,223,870)      (1,770,818)
Cash and cash equivalents at beginning of period                                 2,124,525        3,659,607
                                                                                ----------       ----------
Cash and cash equivalents at end of period                                      $  900,655       $1,888,789
                                                                                ==========       ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Basis of Presentation

The Consolidated Financial Statements of ENlighten Software Solutions, Inc. and Subsidiary (the "Company") included in the Company's Form 10-KSB for the year ended December 31, 1995 contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this Quarterly Report on Form 10-QSB. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of June 30, 1996, and the results of operations and cash flows for the interim periods presented.

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

Additionally, the Company has classified its investments in preferred stock as "available-for-sale." Such investments are recorded at fair market value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of June 30, 1996, unrealized gains and losses were not material.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                                   (UNAUDITED)


5.  Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is less.

6.  Acquired Technology and Software Development Costs

A summary of acquired technology and software development costs as of June 30, 1996 and December 31, 1995 follows:

                                                       June 30,       December 31,
                                                         1996            1995
                                                         ----            ----
Acquired technology                                   $  475,000      $  475,000
Software development costs                             1,514,502       1,200,607
                                                      ----------      ----------

                                                       1,989,502       1,675,607
                                                      ----------      ----------
Less accumulated amortization:
Acquired technology                                      288,124         241,249
Software development costs                               768,543         713,691
                                                      ----------      ----------

                                                       1,105,667         954,940
                                                      ----------      ----------

                                                      $  932,835      $  720,667
                                                      ==========      ==========


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

OVERVIEW

         ENlighten Software Solutions develops, markets, and supports software products designed to automate the management of computer systems used by some of the world's largest companies in banking, finance, telecommunications, health care, information technology, and other major industries. The Company develops software products internally and enhances and packages other software products it acquires.

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


RESULTS OF OPERATIONS

         Total revenue. Revenue for the second quarter of 1996, totaled $1,119,000, a 26% decrease when compared to the same quarter in 1995. Product license fees decreased significantly, while revenues from maintenance fees and consulting services decreased slightly over the same quarter of the prior year. Total revenue for the six months ended June 30, 1996, decreased 22% to $2,587,000, from the same period in 1995. Both product licenses and maintenance fees decreased when compared to the first six months of 1995, while consulting services increased during that same period.

         Product license fees decreased by $355,000, or 68%, in the second quarter of 1996 when compared to the same quarter of 1995. The decrease is primarily due to a decline in the Company's Performance family of products. The Performance products decreased by $337,000, while all other products combined decreased by $18,000, or 17%, in the second quarter of 1996 when compared to the same quarter of 1995. Product license fees decreased by $878,000, or 64%, for the six months ended June 30, 1996, when compared to the same period of 1995. License fees during the second quarter and for the six months ended June 30, 1996 were impacted by a change in sales executive management. In March 1996, Byron Jacobs was hired as the Vice President of Sales and Marketing. Mr. Jacobs has begun implementing a new sales strategy for the Company which includes setting up remote field sales offices, staffing a larger telesales organization, and leveraging an increased number of VARs and other third party distribution channels. These changes included a higher than normal turnover rate in the sales and marketing organization. The effects of such changes on the Company's revenues and the productivity of new sales personnel may take several quarters to be realized.

         Additionally, the revenue decline for the six months ended June 30, 1996, when compared to the same period in 1995, is related to a single foreign order recorded in the first quarter of 1995 which accounted for 23% of the license fees for the six months ended June 30, 1995. There was no comparable sale in the first six months of 1996.

         Revenues from consulting services decreased by $14,000, or 13%, in the second quarter of 1996 when compared to the same quarter of 1995. The decrease is due to a reduced level of Tandem-related services projects. The Company expects continued decreasing consulting services revenues as it restructures its services division to focus on services projects closely related to its product line, as opposed to tailored development projects. Revenues from consulting services increased by $164,000, or 108%, for the six months ended June 30, 1996 when compared to the same period of 1995. The increase is due to a higher level of Tandem-related services projects, most of which commenced in mid to late 1995, and terminated in the first quarter of 1996.

         Cost of revenue. Cost of revenue decreased by $110,000, or 33%, in the second quarter of 1996 compared to the same quarter in 1995. For the six months ended June 30, 1996, cost of revenue decreased by $238,000, or 31%. This decreases are attributable to a decrease in third party royalties and a decrease in amortization related to acquired software technology. The decrease in third party royalties relates to the decrease in product license fees for the quarter. The decrease in amortization is a result of a write-down of acquired technology in the fourth quarter of 1995. These decreases were partially offset by an increase in the cost of revenue related to consulting services. This increase is approximately proportional to the increase in consulting services revenue.

         Research and development. Research and development expenditures increased by $37,000, or 9%, in the second quarter of 1996, compared with same quarter in 1995. Research and development expenditures increased by $119,000, or 17%, for the six month period ended June 30, 1996, compared with same period in 1995. The increase in research and development is primarily attributable to the development of the Company's open systems administration product. Release 2.0 of ENlighten for UNIX - Distributed Systems ManagerTM ("DSM") was released in May 1996. In conjunction with this release, the Company is continuing to increase its research and development headcount in order to deliver its planned future releases of DSM. The Company expects research and development expenditures to continue to increase both in total dollars and as a percentage of revenue throughout 1996 as compared to 1995.

         Sales and marketing. Sales and marketing expenses decreased by $129,000, or 17%, during the second quarter of 1996 compared to the same quarter of 1995, and $179,000, or 13%, year to date through June 30, 1996. This decrease was primarily due to decreased sales commissions as a result of lower revenues and turnover in sales personnel during the respective periods.

         General and administrative. General and administrative expenses decreased by $42,000, or 11%, for the second quarter of 1996 as compared to the same quarter of 1995. For the six month period ended June 30, 1996, general and administrative expenses decreased by $50,000, or 7%. The decrease in expenses during these periods was due to continuous efforts by management to control general and administrative costs.

         Other income (expense), net. Other income and expense includes interest income, net of interest expense, gains and losses on assets disposals, and foreign currency transactions. Net interest income totaled $39,000 during the second quarter of 1996. In the same quarter of 1995, net interest income totaled $52,000. The decrease in net interest is primarily due to a reduction in cash, which was used to fund expanding operations.

         Provision for income taxes. The Company recognized a tax benefit of $123,000 and $158,000 in the second quarter of 1996 and for the six months ended June 30, 1996, respectively, as a result of a net loss during those periods. The Company expects to recover these amounts in future taxable periods.

         Net loss. Pre-tax loss was $510,000 in the second quarter of 1996, compared to a pre-tax loss of $325,000 in the same quarter in 1995. Loss per share was $.13 per share, based on 2,894,000 shares in the second quarter of 1996, compared to a loss of $.09 per share, based on 2,817,000 shares outstanding in the same quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1996 the Company's operating activities used cash of $203,000, compared to cash used by operating activities of $754,000 in the same period of the prior year. The change is related to reduced accounts receivable and an increase in trade accounts payable, both of which more than offset the decrease in net income.

         The Company's investing activities have consisted primarily of purchases of short-term investments, expenditures for software product acquisitions, capitalization of software development costs, and additions to capital equipment. Investing activities used cash of $1,175,000 for the six months ended June 30, 1996, compared with using cash of $952,000 in same period in 1995. The change is due to additional purchases of short-term investments in the second quarter of 1996.

         Financing activities provided cash of $155,000 in the six months ended June 30, 1996, compared with using cash of $64,000 for the same period in the prior year. The change is due to an increased level of funds provided by employee option exercises during the second quarter of 1996.

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

         As of June 30, 1996, the Company had cash, cash equivalents, and short-term investments of $2,978,000, compared to $3,376,000 at June 30, 1995, and working capital of $2,237,000, compared to working capital of $2,952,000 at June 30, 1995.

         The Company is currently leasing approximately 17,000 square feet of office space in San Mateo, California, under a lease expiring in April 2001.

         The Company believes that its existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through at least through December 31, 1996.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, JUNE 30, 1996

                           PART II: OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 20, 1996. The following matters were submitted to a vote of shareholders:

         (a)      Election of Directors

                                   Date of Term                       Votes
                 Name               Expiration            Votes       Withheld
                 ----               ----------            -----       --------
         Peter J. McDonald     1997 Annual Meeting      2,698,563      6,700
         Michael A. Morgan     1997 Annual Meeting      2,698,563      6,700
         Peter J. Sprague      1997 Annual Meeting      2,698,563      6,700
         Bruce Cleveland       1997 Annual Meeting      2,698,563      6,700

         (b)      Corporate Name Change

         A proposal was submitted to approve an amendment to the Company's Articles of Incorporation to change the Company's name to Enlighten Software Solutions, Inc. Approved by a vote of 2,677,863 shares in favor, 16,200 shares against, 11,200 shares abstaining, and no broker non-votes.

         (c)      Employee Stock Purchase Plan Amendment

         A proposal was submitted to approve an amendment to the Company's 1994 Employee Stock Purchase Plan to change the continuous employment eligibility requirements from six months to three months. Approved by a vote of 2,659,560 shares in favor, 38,790 shares against, 1,800 shares abstaining, and 5,113 of broker non-votes.

         (d)      Appointment of Independent Auditors

         A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1996. Approved by vote of 2,700,863 shares in favor, 3,500 shares against, and 9,000 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The exhibits listed in the accompanying Index of Exhibits on Page 14 are filed or incorporated by reference as part of this report. Exhibit numbers 10.1, 10.2, 10.3, 10.14, 10.15, 10.16,
                  10.21, 10.22, and 10.23 are management contracts or compensatory plans or arrangements.

         (b)      Reports on Form 8-K

                  During the quarter ended June 30, 1996, the Company did not file any reports on Form 8-K.

ITEMS 1, 2, 3, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                           FORM 10-QSB, JUNE 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ENlighten Software Solutions, Inc.


DATE:                               SIGNATURE:  /s/ Peter J. McDonald
     --------------------------               ----------------------------------
                                                Peter J. McDonald
                                                Chief Executive Officer



DATE:                               SIGNATURE:  /s/ Michael A. Morgan
     --------------------------               ----------------------------------
                                                Michael A. Morgan
                                                Chief Financial Officer

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, JUNE 30, 1996
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

EXHIBIT
NUMBER                                      DESCRIPTION                                          PAGE NO.
- ------                                      -----------                                          --------
10.21(6)@       Employment letter and Termination and Change in Control
                Agreement, dated March 4, 1996, by and between Software
                Professionals, Inc. and Byron E. Jacobs.

10.22(6)@       Nonqualified Stock Option Agreement, dated March 4, 1996, by and between Software Professionals, Inc. and Byron E. Jacobs.

10.23(6)@       Incentive Stock Option Agreement, dated March 4, 1996, by and between Software Professionals, Inc. and Byron E. Jacobs.

11.1            Calculation of Net Loss per Share.                                                  16

21.1(5)         Subsidiaries of the Company.

23.1(5)         Consent of KPMG Peat Marwick. LLP

- -------------------------------
(1) Incorporated by reference from exhibits of the same number in the Company's Registration Statement on Form S-1 (No. 33-75388), which was declared effective on April 19, 1994.

(2) Exhibits 10.14, 10.15, 10.16 are incorporated by reference from exhibits 4.1, 4.2, and 4.3, respectively, in the Company's Registration Statement on Form S-1 (No. 33-75388), which was declared effective on April 19, 1994.

(3) Incorporated by reference from an exhibit of the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(4) Incorporated by reference from exhibit 2.1 in the Company's Current Report on Form 8-K dated December 30, 1994.

(5) Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(6) Incorporated by reference from an exhibit of the same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

@        Compensatory or employment arrangement.