Form 10QSB
period 1996-09-30
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1996-11-14
CIK 919175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                 (415) 578-0700
              (Registrant's telephone number, including area code)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
         ---  ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996:

                                                        OUTSTANDING
           CLASS                                     SEPTEMBER 30, 1996
           -----                                     ------------------
Common Stock, no par value                                2,903,907

                           This is Page 1 of 16 Pages.
                     The Index to Exhibits begins on Page 14

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets -                             3
                      As of September 30, 1996 and December 31, 1995

                  Condensed Consolidated Statements of Operations -                   4
                      Three months ended September 30, 1996 and 1995, and
                      Nine months ended September 30, 1996 and 1995

                  Condensed Consolidated Statements of Cash Flows -                   5
                      Nine months ended September 30, 1996 and 1995

                  Notes to Condensed Consolidated Financial Statements                6

Item 2.           Management's Discussion and Analysis of                             8
                  Financial Condition and Results of Operations

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                   12


SIGNATURES                                                                           13

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                              September 30,   December 31,
                                                                  1996           1995
                                                               -----------    ----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                   $   184,887    $2,124,525
   Short term investments                                        2,075,299     1,320,727
   Accounts receivable, less allowance for doubtful accounts     1,436,548     1,100,625
   Refundable income taxes                                         452,656       288,265
   Prepaid expenses and other assets                               122,970       116,536
                                                               -----------    ----------
                Total current assets                             4,272,360     4,950,678

   Property and equipment, net                                   1,177,399     1,268,337
   Acquired technology and software development costs, net         896,875       720,667
   Deferred income taxes                                           210,512       210,512
   Other assets                                                    201,748       178,577
                                                               -----------    ----------
                                                               $ 6,758,894    $7,328,771
                                                               ===========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank borrowings and other debt                              $    20,000    $  129,188
   Trade accounts payable                                          567,775       276,151
   Accrued and other current liabilities                            95,351       333,176
   Deferred revenue                                              1,423,783     1,539,074
                                                               -----------    ----------
                Total current liabilities                        2,106,909     2,277,589
                                                               -----------    ----------
Shareholders' equity:
   Common stock                                                  4,897,881     4,639,954
   Retained earnings (deficit)                                    (245,896)      411,228
                                                               -----------    ----------
                Total shareholders' equity                       4,651,985     5,051,182
                                                               -----------    ----------
                                                               $ 6,758,894    $7,328,771
                                                               ===========    ==========


The accompanying notes are an integral part of the condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                 Three months ended             Nine months ended
                                                    September 30,                  September 30,
                                              --------------------------    --------------------------
                                                 1996           1995           1996           1995
                                              -----------    -----------    -----------    -----------
Revenue:
    Product license fees                      $   958,087    $   676,268    $ 1,453,107    $ 2,049,589
    Product maintenance fees                      783,832        920,671      2,559,698      2,727,586
    Consulting services                            58,203        110,978        374,744        263,413
                                              -----------    -----------    -----------    -----------
             Total revenue                      1,800,122      1,707,917      4,387,549      5,040,588

Cost of revenue                                   285,512        341,925        808,984      1,103,789
                                              -----------    -----------    -----------    -----------
             Gross profit                       1,514,610      1,365,992      3,578,565      3,936,799
                                              -----------    -----------    -----------    -----------
Operating expenses:
    Research and development                      568,693        444,096      1,411,339      1,167,336
    Sales and marketing                           804,410        735,163      2,036,442      2,145,720
    General and administrative                    359,908        342,392      1,014,930      1,047,329
                                              -----------    -----------    -----------    -----------
             Total operating expenses           1,733,011      1,521,651      4,462,711      4,360,385
                                              -----------    -----------    -----------    -----------
             Operating loss                      (218,401)      (155,659)      (884,146)      (423,586)
                                              -----------    -----------    -----------    -----------
Other income (expense):
    Interest income net of interest expense        35,686         59,590        107,368        150,746
    Foreign exchange gain (loss), net              19,705         (6,675)       (36,761)        32,182
                                              -----------    -----------    -----------    -----------
             Total other income                    55,391         52,915         70,607        182,928
                                              -----------    -----------    -----------    -----------
             Loss before income taxes            (163,010)      (102,744)      (813,539)      (240,658)

Income tax expense (benefit)                        1,822         55,774       (156,414)        61,078
                                              -----------    -----------    -----------    -----------
             Net loss                         $  (164,832)   $  (158,518)   $  (657,125)   $  (301,736)
                                              ===========    ===========    ===========    ===========
Net loss per share                            $     (0.06)   $     (0.06)   $     (0.23)   $     (0.11)
                                              ===========    ===========    ===========    ===========
Shares used in computing net loss per share     2,894,273      2,818,571      2,875,060      2,816,226
                                              ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                             --------------------------
                                                                                1996           1995
                                                                             -----------    -----------
Cash flows from operating activities:
   Net loss                                                                  $  (657,125)   $  (301,736)
   Adjustments to reconcile net loss to net cash (used for)
      provided by operating activities:
           Depreciation and amortization                                         434,849        715,139
           Deferred income taxes                                                    --             --
           Changes in operating assets and liabilities:
             Accounts receivable, net                                           (335,923)       435,702
             Refundable income taxes                                            (164,391)          --
             Prepaid expenses and other assets                                   (29,605)         1,408
             Trade accounts payable                                              291,624         50,548
             Accrued and other liabilities                                      (237,825)      (862,377)
             Deferred revenue                                                   (115,291)        52,796
                                                                             -----------    -----------
                      Net cash (used for) provided by operating activities      (813,687)        91,480
                                                                             -----------    -----------
Cash flows from investing activities:
   Purchases of short-term investments                                          (754,572)    (1,217,521)
   Acquired technology and software development costs                           (378,667)      (317,547)
   Purchases of property and equipment                                          (141,451)      (612,397)
                                                                             -----------    -----------
                      Net cash used for investing activities                  (1,274,690)    (2,147,465)
                                                                             -----------    -----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock and other stock transactions       257,927         37,681
   Principal payments under notes payable to bank and third parties             (109,188)      (229,163)
                                                                             -----------    -----------
                     Net cash provided by (used for) financing activities        148,739       (191,482)
                                                                             -----------    -----------
Net decrease in cash and cash equivalents                                     (1,939,638)    (2,247,467)
Cash and cash equivalents at beginning of period                               2,124,525      3,659,607
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $   184,887    $ 1,412,140
                                                                             ===========    ===========

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

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of September 30, 1996, and the results of operations and cash flows for the interim periods presented.

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

Additionally, the Company has classified its investments in preferred stock as "available-for-sale." Such investments are recorded at fair market value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of September 30, 1996, unrealized gains and losses were not material.

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

6.  Acquired Technology and Software Development Costs

A summary of acquired technology and software development costs as of September 30, 1996 and December 31, 1995 follows:

                                September 30, December 31,
                                    1996         1995
                                 ----------   ----------
Acquired technology              $  475,000   $  475,000
Software development costs        1,483,917    1,200,607
                                 ----------   ----------
                                  1,958,917    1,675,607
                                 ----------   ----------
Less accumulated amortization:
Acquired technology                 311,562      241,249
Software development costs          750,480      713,691
                                 ----------   ----------
                                  1,062,042      954,940
                                 ----------   ----------
                                 $  896,875   $  720,667
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

OVERVIEW

            ENlighten Software Solutions, Inc. develops, markets, and supports software products designed to automate the management of computer systems used by some of the world's largest companies in banking, finance, telecommunications, health care, information technology, and other major industries. The Company develops software products internally and enhances and packages other software products it acquires.

            The Company intends to continue expansion of its market presence through hiring additional staff, diversifying its product line, and/or adding features to existing products. This may require the Company to incur substantial additional operating expenses prior to its receipt of material additional revenue, if any, resulting from those expenditures. The combination of these expenses and this revenue lag may adversely affect the Company's quarterly net income in future periods.

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

RESULTS OF OPERATIONS

            Total revenue. Revenue for the third quarter of 1996, totaled $1,800,000, a 5% increase when compared to the same quarter in 1995. Product license fees increased, while revenue from maintenance fees and consulting services decreased over the same quarter of the prior year. Total revenue for the nine months ended September 30, 1996, decreased 13% to $4,388,000, from the same period in 1995. Both product licenses and maintenance fees decreased when compared to the first nine months of 1995, while consulting services increased during that same period.

            Product license fees increased by $282,000, or 42%, in the third quarter of 1996 when compared to the same quarter of 1995. The increase is due to an increase in revenue from nearly all product families lines of the Company, particularly the Database family of products and the new Unix product line. The Database and Unix products increased by $103,000 (up from $14,000 in the same quarter of 1995) and $104,000 (up from $3,000 in the same quarter of
1995) respectively, while all other products combined increased by $75,000, or 11%, in the third quarter of 1996 when compared to the same quarter of 1995. The Database line of products was acquired in the fourth quarter of 1994 and were released over time, resulting in low initial license fees. A significant upgrade to the Unix product (version 2.0) was released in late second quarter of 1996, thereby increasing license fees during the most recent quarter.

            Product license fees decreased by $596,000, or 29%, for the nine months ended September 30, 1996, when compared to the same period of 1995. As evident from the increase in license fees for the third quarter of 1996 over the third quarter of 1995, discussed above, the decrease in license fees year to date is attributable to the first six months of 1996. All product families, other than Database and Unix, experienced decreased license fees for the nine months ended September 30, 1996, when compared to the same period in 1995. License fees during the six months ended June 30, 1996 were impacted by a change in sales executive management. In January 1996, the Company reduced its workforce by 12%, including sales and marketing personnel, most notably the Vice President of Sales and Marketing, Byron Jacobs in March 1996. Mr. Jacobs began implementing a new sales strategy for the Company which includes setting up remote field sales offices, staffing a larger telesales organization, and leveraging an increased number of VARs and other third party distribution channels. These changes resulted in a higher than normal turnover rate in the sales and marketing organization during the months following Mr. Jacobs commencement with the Company. The effects of such changes on the Company's revenue and the delayed productivity of new sales personnel were reflected in the decreased license fee revenue through June 30, 1996. While improvement was seen in the third quarter of 1996, the effects of these changes may take several quarters to be fully realized.

            Revenue from consulting services decreased by $53,000, or 48%, in the third quarter of 1996 when compared to the same quarter of 1995. The decrease is due to a reduced level of Tandem-related services projects. The Company expects continued decreasing consulting service revenue as it restructures its service division to focus on service projects closely related to its product lines, as opposed to tailored development projects. Revenue from consulting services increased by $111,000, or 42%, for the nine months ended September 30, 1996 when compared to the same period of 1995. The increase is due to a higher level of Tandem-related services projects, most of which commenced in mid to late 1995, and terminated in the first quarter of 1996.

            Cost of revenue. Cost of revenue decreased by $56,000, or 16%, in the third quarter of 1996 compared to the same quarter in 1995. This decrease is attributable to a decrease in costs associated with consulting services and a decrease in amortization related to acquired software technology. Costs of consulting services were reduced commensurate with the decrease in consulting revenue. The decrease in amortization is a result of a write-down of acquired technology in the fourth quarter of 1995. For the nine months ended September 30, 1996, cost of revenue decreased by $295,000, or 27%. This decrease is attributable to a decrease in third party royalties and the decrease in amortization mentioned above. The decrease in third party royalties relates to the decrease in product license fees for the nine months ended September 30, 1996. These decreases were partially offset by an increase in the cost of revenue related to consulting services. This increase is due to the increase in consulting services revenue and the inclusion of low margin hardware sales during the first half of 1996.

            Research and development. Research and development expenditures increased by $125,000, or 28%, in the third quarter of 1996, compared with same quarter in 1995. Research and development expenditures increased by $244,000, or 21%, for the nine month period ended September 30, 1996, compared with same period in 1995. The increase in research and development is primarily attributable to the development of the Company's open systems administration product. Release 2.0 of ENlighten for Unix - Distributed Systems

Manager(TM) ("DSM") was released in May 1996. In conjunction with this release, the Company is continuing to increase its research and development headcount in order to deliver its planned future releases of DSM, including ports to additional platforms such as Digital Equipment Corporation ("DEC"), and operating systems such as Microsoft Windows NT. Due to the rapid increased demands on the engineering staff, contractors were used during the second and third quarters of 1996. While necessary to fill immediate needs, the use of third party contractors is more expensive than full time employee equivalents. The Company expects research and development expenditures to continue to increase both in total dollars and as a percentage of revenue throughout 1996 as compared to 1995.

            Sales and marketing. Sales and marketing expenses increased by $69,000, or 9%, during the third quarter of 1996 compared to the same quarter of 1995. This increase is mainly attributable to increased commissions and sales costs associated with the increased license fees during the quarter. Sales and marketing expenses decreased by $109,000, or 5%, in the nine months ended September 30, 1996 as compared to the same period in the prior year. This decrease was primarily due to decreased sales commissions as a result of lower revenue and turnover in sales personnel during the first six months of 1996 as compared to the prior year.

            General and administrative. General and administrative expenses increased by $18,000, or 5%, for the third quarter of 1996 as compared to the same quarter of 1995. For the nine month period ended September 30, 1996, general and administrative expenses decreased by $32,000, or 3%. The decrease in expenses year to date was due to continuous efforts by management to control general and administrative costs.

            Other income (expense), net. Other income and expense includes interest income, net of interest expense, gains and losses on assets disposals, and foreign currency transactions. Net interest income totaled $36,000 during the third quarter of 1996. In the same quarter of 1995, net interest income totaled $60,000. For the nine months ended September 30, 1996, net interest income totaled $107,000, compared to $151,000 for the same period in 1995. The decrease in net interest is primarily due to a reduction in cash, which was used to fund expanding operations.

            Provision for income taxes. The Company recognized tax expense of $2,000, and a tax benefit of $156,000 in the third quarter of 1996 and for the nine months ended September 30, 1996, respectively. The Company expects to recover the year-to-date amount in future taxable periods. The tax expense for the third quarter of 1996 results from tax expense related to foreign jurisdictions.

            Net loss. Pre-tax loss was $165,000 in the third quarter of 1996, compared to a pre-tax loss of $159,000 in the same quarter in 1995. The pre-tax loss per share was $.06 based on 2,894,000 shares outstanding in the third quarter of 1996, compared to a loss per share of $.06 based on 2,819,000 shares outstanding, in the same quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

            During the first nine months of 1996 the Company's operating activities used cash of $814,000, compared to cash provided by operating activities of $91,000 in the same period of the prior year. The change is principally related to an increased net loss (which includes a reduction in non-cash depreciation and amortization), and increased accounts receivable.

            The Company's investing activities have consisted primarily of purchases of short-term investments, expenditures for software product acquisitions, capitalization of software development costs, and additions to capital equipment. Investing activities used cash of $1,275,000 for the nine months ended September 30, 1996, compared with using cash of $2,147,000 in same period in 1995. The change is due to decrease in purchases of short-term investments and a decrease in equipment purchases for the nine months ended September 30, 1996, when compared to the same period in 1995.

            Financing activities provided cash of $149,000 in the nine months ended September 30, 1996, compared with using cash of $191,000 for the same period in the prior year. The change is due to an increased level of funds provided by employee option exercises, particularly during the second quarter of 1996, and reduced debt service on leased equipment.

            In December 1994, the Company acquired all of the outstanding shares of Network Partners, Inc. Additionally, in December 1994, the Company acquired core Unix systems management technology from Overseers Corporation. Both purchases were cash acquisitions requiring down payments for a portion of the guaranteed purchase price at time of acquisition with payment of the balance within one year. In connection with these two acquisitions, the Company immediately expensed $983,000, representing acquired in-process research and development. An additional $50,000 of the purchase price was related to the value of non-competition agreements entered into with the principals of both organizations. Under the terms of the agreements, the purchase price is increased by incentive amounts based upon future sales levels of the technology acquired. Should revenue directly resulting from these technologies fail to exceed certain revenue thresholds, no additional amounts will be paid. Any increases to the purchase price under these agreements are to be paid annually through 1998, should revenue exceed stated thresholds in any twelve month period.

            As of September 30, 1996, the Company had cash, cash equivalents, and short-term investments of $2,260,000, compared to $3,445,000 at September 30, 1995, and working capital of $2,165,000, compared to working capital of $2,673,000 at September 30, 1995.

            The Company is currently leasing approximately 17,000 square feet of office space in San Mateo, California, under a lease expiring in April 2001.

            The Company believes that its existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through at least through March 31, 1997.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                         FORM 10-QSB, SEPTEMBER 30, 1996

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

            (b)         Reports on Form 8-K

                        During the quarter ended September 30, 1996, the Company did not file any reports on Form 8-K.

ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         FORM 10-QSB, SEPTEMBER 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ENlighten Software Solutions, Inc.

DATE: November 14, 1996                SIGNATURE: /s/ Peter J. McDonald
                                                  ------------------------
                                                  Peter J. McDonald
                                                  Chief Executive Officer

DATE: November 14, 1996                SIGNATURE: /s/ Michael A. Morgan
                                                  ------------------------
                                                  Michael A. Morgan
                                                  Chief Financial Officer

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                         FORM 10-QSB, SEPTEMBER 30, 1996

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION                               PAGE NO.

10.1(1)@       Form of Indemnity Agreement for officers and directors.

10.2(1)@       First Amended and Restated 1992 Stock Option Plan.

10.3(1)@       1994 Employee Stock Purchase Plan.

10.4(1) Business Loan Agreement and related agreements, dated April 14, 1993, by and between ENlighten Software
               Solutions, Inc. and Commercial Center Bank.

10.5(1) Commercial Security Agreement and related agreements, dated April 14, 1993, by and between ENlighten Software Solutions, Inc. and Commercial Center Bank.

10.6(1) Loan Agreement and related agreements, dated April 14, 1993, by and ENlighten Software Solutions, Inc. and Commercial Center Bank.

10.10(1) Lease, dated January 19, 1989, by and between ENlighten Software Solutions, Inc. and Mariner's Island Ltd. for 999 Baker Way, Suite 390, San Mateo, California 94404, and Amendments 1, 2, 3 and 4 thereto.

10.11(1)       Lease, dated November 25, 1994, by and between
               ENlighten Software Solutions, Ltd. and Cannon Silver Quastel for 6 Eghams Court, Boston Drive, Bourne End, Bucks, SL8 54S, U.K.

10.12(1) Enlighten Purchase Agreement, dated April 10, 1993, by and between and ENlighten Software Solutions, Inc. and Steve Killelea.

10.13(1) Partner Agreement, dated December 29, 1993, by and between ENlighten Software Solutions, Inc. and Gupta Corporation.

10.14(2)@      Nonqualified Stock Option Agreement, dated January 1,
               1993, by and between ENlighten Software Solutions, Inc.
               and Kenneth S. Voss.

10.15(2)@      Nonqualified Stock Option Agreement, dated January 1,
               1993, by and between ENlighten Software Solutions, Inc.
               and Michael A. Morgan.

10.16(2)@      Nonqualified Stock Option Agreement, dated January 1,
               1993, by and between ENlighten Software Solutions, Inc.
               and Michael A. Morgan.

10.17(3)       Software Purchase and Assignment Agreement dated
               September 9, 1994 by and between Software Professionals and Sierra Software.

10.18(4) Stock Agreement dated December 30, 1994, by and between Software Professionals, Inc. and Network Partners, Inc.

10.19(5)       Software Purchase and Assignment Agreement dated
               December 30, 1994, by and between ENlighten Software Solutions, Inc., Thomas Kraus, and Overseers
               Corporation.

10.20(5)       Lease, dated February 24, 1995, by and between
               ENlighten Software Solutions, Inc. and Mariner's Island Ltd. for 999 Baker Way, Suite 500, San Mateo,
               California 94404.

EXHIBIT
NUMBER                         DESCRIPTION                              PAGE NO.

10.21(6)@      Employment letter and Termination and Change in Control
               Agreement, dated March 4, 1996, by and between ENlighten Software Solutions, Inc.and Byron E. Jacobs.

10.22(6)@      Nonqualified Stock Option Agreement, dated March 4,
               1996, by and between ENlighten Software Solutions, Inc.
               and Byron E. Jacobs.

10.23(6)@      Incentive Stock Option Agreement, dated March 4, 1996,
               by and between ENlighten Software Solutions, Inc. and Byron E. Jacobs.

11.1           Calculation of Net Loss per Share.                            16

21.1(5)        Subsidiaries of the Company.

23.1(5)        Consent of KPMG Peat Marwick LLP

27.1           Financial Data Schedule

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