Form 10KSB
period 1996-12-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1997-04-15
CIK 919175

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996
                                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 0-23446

                       ENlighten SOFTWARE SOLUTIONS, INC.
                     (FORMERLY SOFTWARE PROFESSIONALS, INC.)
             999 Baker Way, Fifth Floor, San Mateo, California 94404
                                 (415) 578-0700

                                                                 I.R.S. Employer
Incorporated in                                            Identification Number
CALIFORNIA                                                            94-3008888

Securities registered pursuant to Section 12(b) of the Act:
         NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, no par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X        NO
     -------        -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Approximate aggregate market value of the registrant's Common Stock held by nonaffiliates on February 28, 1997 was $6,215,376. This amount excludes shares held by directors, executive officers, and holders of 5% or more of the outstanding Common Stock.

         The number of common shares outstanding as of February 28, 1997 was 2,935,273.

DOCUMENTS INCORPORATED BY REFERENCE:
                                                           Form 10-KSB reference
(1)     Proxy Statement for Stockholder Meeting
        scheduled for May 20, 1997                               Part III

                                     PART I

ITEM 1.  BUSINESS

         This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. See "Business Risks" on page 16 of this report.

         ENlighten Software Solutions develops, markets, and supports software products designed to automate the management of computer systems for some of the world's largest companies in banking, finance, telecommunications, information technology, and other major industries. ENlighten Software offers systems management and administration solutions for the UNIX and NT as well as the Tandem systems market. The Company's product solutions allow companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse platforms such as Sun Microsystems, IBM, Hewlett-Packard, Silicon Graphics, Digital Equipment Corporation, Santa Cruz Operation (SCO), and Microsoft Windows NT.

         Founded in 1986, the Company is a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries. The Company has recently begun offering products designed for the open systems marketplace, building on its years of systems management experience on the Tandem platform.

RECENT DEVELOPMENTS FOR THE COMPANY

         Fiscal 1996 was a period of significant change for ENlighten Software . After a disappointing launch of the Company's UNIX product in mid-1995, the Company incurred a reduction in force in January 1996, which included the Company's Vice President of Sales and Marketing and the Director of Marketing. In March 1996, the Company's new Vice President of Sales and Marketing, Byron Jacobs, was hired and began significantly restructuring the sales and marketing departments. While revenue continued the declining trend during this restructuring through June 1996, the new organization began producing positive results beginning with the third quarter of 1996.

         In May 1996, version 2.0 of ENlighten/Distributed Systems Manager was released. This release significantly increased the feature set of the Company's prior release of this product. The product was recognized by several trade magazines and industry analysts, and was awarded Outstanding Product of the Year for 1996 by UNIX Review magazine.

Key Management Changes

         Several key appointments were made to the sales, marketing, and engineering functions. In early March, 1996, Byron E. Jacobs was appointed Vice President, Sales, Marketing, and Support. Mr. Jacobs has 23 years of experience in various sales and marketing positions in the software and high technology industries including Siren Software (a division of Vicor, Inc.), Oracle Corporation, and Applied Data Research. He has over six years of experience in open systems and Internet markets.

         Additionally, John C. Howorth joined the Company as Director of Marketing in November 1996. Most recently he served as Vice President of Sales and Marketing at EcoSystems from start-up until its acquisition by Compuware. His prior experience includes senior positions at Oracle Corporation and IBM.

         In December 1996, Ian Cartwright was appointed Managing Director, Europe, Middle-East and Africa (EMEA). His most recent prior position was as Managing Director, EMEA for NatSystems. Prior to NatSystems, Mr. Cartwright led the EMEA operation for Legent Corporation, and held senior sales positions at Cincom Systems.

         In December 1996, the Company hired Mark Himelstein as Vice President, Engineering and Chief Technology Officer. Mr. Himelstein was previously with Apple Computers, Inc. where he served as Director of Open Systems Engineering. He was responsible for the Macintosh Application Environment team which developed the technology that enabled Macintosh applications to run on UNIX platforms. Prior to Apple, he provided engineering consulting services for major organizations such as Digital Equipment Corporation and Apple. Mr. Himelstein started his career at MIPS where he guided the team responsible for porting the UNIX operating system to the MIPS server and desktop products. Mr. Himelstein has published numerous technical industry papers and holds several software patents. In addition to serving on the Company's Executive Committee, he will be responsible for all engineering and technology architecture.

INDUSTRY BACKGROUND

         In recent years there has been a significant change in the market for networked, enterprise-wide computer systems. Technology advances in hardware and software have created a new paradigm in computing based upon a client/server architecture, where the user and the information server are connected via high speed networks, locally via LANs, or remotely via communications networks. In many cases, these systems are being deployed to replace the existing mainframe systems. Yet the Company believes that, in the majority of cases, these systems are additional and complementary to an organization's existing computing capability. In the latter situations, computer systems based upon UNIX and NT operating systems are generally being deployed at the divisional and departmental level. The development of client/server or distributed systems has created a significant market for hardware and software companies that have developed products for these open environments based on UNIX or NT. Sun Microsystems, Hewlett Packard, and IBM are a few of the hardware companies that ship large quantities of UNIX workstations and servers. Database and programming development products from companies such as Oracle, Informix, Sybase, Forte, SAP and Baan have also enjoyed success based upon the development of open systems.

         Open systems environments offer several benefits, such as common standards, allowing for combinations of hardware and software from a variety of vendors. These environments also provide easy portability of applications from one vendor's UNIX system to another, thereby protecting a customer's original investment. Other benefits include lower price points, cost effective networking, and a large pool of experienced technical personnel. However, managing the operations of large client/server systems can be difficult and labor intensive. As corporate customers migrate mission critical applications from mainframes to distributed UNIX and NT systems, they are demanding the same type of management and administration tools provided in the mainframe environment. Additionally, an inherent characteristic of open systems is a lack of complete integration of the various vendors' products. The development of standards such as Simple Network Management Protocol (SNMP) and OpenView provide a standard framework for systems management products in open environments, but these standards must be integrated and managed. Hardware manufacturers have little incentive to provide effective multi-vendor solutions to manage their competitor's hardware, creating a market need for truly heterogeneous system administration solutions.

         While open systems have produced significant advantages, the management of distributed, heterogeneous open systems presents a major challenge. Unlike the mainframe environments where an operations department typically has both trained resources and extensive systems utilities, the responsibility for managing open systems became the responsibility of technicians who typically use limited system utilities and "home grown" routines.

         These market needs are currently being addressed by one of three types of solutions: point products, or stand-alone products designed to address one particular function or requirement; interfaced products, or a set of point products loosely coupled by a common interface but not truly integrated; and systems management frameworks, or products primarily offered through hardware vendors providing base-level functionality which may or may not effectively integrate with point products. Many products serving this market were developed by porting dated mainframe technology and architecture to the UNIX environment. These solutions are typically expensive to acquire and implement due to the extensive efforts associated with installing and configuring these products to a customer's particular environment.

THE ENLIGHTEN SOFTWARE SOLUTION

         The following statements regarding the Company's response to the systems management and administration market, and those regarding Company strategy and intentions, are forward-looking statements. Actual results may vary substantially depending upon a variety of factors, including the development of emerging markets for systems management and administration software, competition, technological change, changing customer needs, evolving industry standards, any product development delays, and the ability of the Company to manage future growth and new distribution channels, if any. See "Business Risks" on page 16 of this report.

         ENlighten Software offers complete systems management and administration solutions for the UNIX and NT open systems market and system management utilities for the Tandem systems market. The Company intends to leverage its years of systems management experience on the Tandem platform as it establishes a presence in the rapidly expanding open systems marketplace. The Company continues to support and develop its products in the Tandem Non-Stop Kernel ("NSK") environment, which is a leading global mainframe environment for fault tolerant computing, particularly in the banking, finance, and telecommunications industries.

         In the open systems market, ENlighten Software's mission is to continue to provide the industry's most pervasive software solutions which help enterprises monitor, manage, and administer distributed, heterogeneous computers simply and inexpensively. The Company intends to consolidate the significant product announcements of 1996 and to establish a leadership market presence for easy to use, out-of-the-box, broad-based functionality for systems management across open systems platforms. While numerous standards are being introduced and companies are vying to position themselves in the open systems management market, ENlighten Software is positioning its ENlighten product suite as the one product that is essential and affordable to every open systems manager.

         ENlighten Software's systems management solution differentiates itself from other companies' systems management approaches. The Company believes that systems managers demand management tools that are simple to use, easy to install, scalable and customizable, intuitive to learn, and reasonably priced. The ENlighten product suite is targeted to the broadest segment of the open systems market; customers with 10 to 1,000 workstations from a variety of the most popular vendors. The products are also scalable to much larger networks and support the majority of the day-to-day operational requirements of networked systems, such as adding users and nodes, reconfiguring system processes, managing disk storage, and management of Intranet users. The Company believes its product suite is affordably priced, scalable from 10 to over 10,000 systems, designed to install within one half hour for most configurations, and will integrate with other system console and network administration products, such as Tivoli, Remedy, and many others.

COMPANY STRATEGY

         ENlighten Software's objective is to become a market leader in integrated open systems management while maintaining its market position in Tandem systems management. To achieve this objective, ENlighten Software has adopted a business strategy incorporating the following elements:

Expand to additional open systems environments

         The open systems environment is characterized by rapid change and is continually evolving. To effectively compete in this market the Company feels it must adapt its products to new platforms and standards. The Company has designed its products to allow ease of portability to additional product platforms, and ease of adaptability to emerging open systems standards. The Company's open systems products currently operate on the UNIX and NT operating systems provided by IBM, SCO, Hewlett-Packard, Sun Microsystems, Digital Equipment Corp., Silicon Graphics and Microsoft Windows NT.

Focus on the "under-served" market

         The enterprise systems management market is currently focused on the large, Fortune 500 companies that can afford the time, expense, and resources necessary to implement a monolithic enterprise-wide systems management solution. Mid-sized companies, and smaller sites or departments of larger companies, cannot effectively implement these solutions, and require less intrusive, more cost-effective solutions. The Company believes there are very few products to assist these organizations in managing and monitoring their UNIX and open systems networks. ENlighten Software's focus for its UNIX/open systems products is this largely ignored market, defined as those sites with 10 to 1,000 UNIX or NT workstations or servers and without a large mainframe presence. The Company feels its low-cost, easy to use, non-intrusive systems management solution will be the most effective tool for these companies to use for easily managing and monitoring their systems.

Expand distribution channels

         The Company intends to continue to expand its direct field sales force. The field sales function is soon to be complemented by a new dedicated lead generation and telemarketing team. The Company intends to expand its indirect distribution channels through software reseller, OEM, and VAR relationships.

Enhance strategic relationships

         To increase market awareness of the Company's products in the UNIX and NT marketplace, the Company has established strategic relationships with several UNIX-based computer manufacturers. The Company also has a long standing relationship with Tandem for its systems management solutions on the Tandem platform that provides for cooperative marketing and technology-sharing arrangements. These relationships were established primarily to facilitate product functionality on strategic platforms. The Company believes that in order to achieve its objective of becoming a market leader in open systems management it needs to expand these strategic relationships to include cooperative marketing and product integration. Additionally, the Company will pursue strategic partnerships with other systems software vendors to provide marketing, distribution, and/or product integration. These strategic relationships will be focused on supplementing the Company's available distribution channels and increasing the Company's market presence in the systems management market. The Company currently has product development relationships with IBM, SCO, Hewlett-Packard, Sun Microsystems, and Silicon Graphics which provide for software development kits, access to operating system updates, hardware discounts, and other benefits related to the development of product on their platforms.

         The foregoing section regarding the Company's strategy contains forward-looking statements, and actual results may vary substantially depending upon a variety of factors, including but not limited to, the development of emerging markets for systems management and administration software, competition, technological change, changing customer needs, evolving industry standards, any product development delays, and the ability of the Company to manage future growth and new distribution channels, if any. See "Business Risks" on page 16 of this report.

PRODUCTS

         ENlighten Software Solutions offers a broad family of software products designed to automate the management and administration of computer systems. Listed below is a summary of the Company's principal product offerings by product family.

OPEN SYSTEMS MANAGEMENT

         In the fast-paced UNIX environment millions of new computers are being deployed annually. All system administrators must learn to manage networks in which users are added on a regular and continuous basis. The tools these system administrators need to effectively perform their jobs should be simple, easy to implement, and intuitive; not complex rules-based system management software. The Company acquired core technology for UNIX systems administration products in December 1994, and released ENlighten SYS/ADMIN PACKAGE(TM) and ENlighten/EVENTS(TM) in the second quarter of 1995. The features of these two products were combined in ENlighten for UNIX/Distributed Systems Manager (DSM) version 2.0, which was released in May 1996. Product license fees from the Company's open systems product family represented 21.7% and 2.3 % of total product license fees in 1996 and 1995, respectively.

ENlighten for UNIX/Distributed Systems Manager (DSM)

         ENlighten for UNIX/Distributed Systems Manager is a standards-based, multi-function management system covering the following disciplines; functions to manage users, security auditing, disk, backups, printers, systems, event monitoring and other system functions. ENlighten/DSM runs on a variety of open systems computer platforms, including HP/UX, SUN/Solaris, IBM/AIX, Intel 486/SCO, SGI, Digital UNIX and NT. Cross-platform functionality enables the management of diverse and distributed systems from a centralized console.

         ENlighten/DSM automatically collects and saves status, configuration, performance, and capacity information and makes it available for monitoring by most commercial Simple Network Management Protocol (SNMP) managers. The product monitors system resources including peripheral devices, processes, resources, and services. Thresholds can be set to generate alarms that warn users of an error or problem about to occur. The product can also be set to take corrective action automatically. ENlighten/DSM monitors and reports changes in system inventory and can track the addition or removal of memory, disk drives, tape drives, and other devices thereby reducing costly downtime and improving system performance.

PERFORMANCE MANAGEMENT

         To take full advantage of all the benefits of on-line computer systems, operators need to be warned of system performance problems in real time before they impact application response times. Large data centers expect continuous availability, 7 days a week, 24 hours a day. If performance analysis and management functions are not properly automated, the system may fall short of user expectations. ENlighten Software's performance solutions allow users to more quickly and effectively diagnose problems and thereby reduce downtime. The performance management product family generated 41.9% and 53.8% of total product license fees in 1996 and 1995, respectively.

ENlighten(R)/TANDEM PERFORMANCE MONITOR (TPM) and ENlighten/TPM for Windows

         The Company believes ENlighten/TPM is the de facto standard for real-time performance management and diagnosis for Tandem's NSK platform. It provides accurate, up-to-the-moment performance information that allows operators to take corrective action before computer response time adversely affects users. ENlighten/TPM can be dynamically reconfigured based on the operator's changing needs, resulting in more effective utilization of computer resources. ENlighten/TPM provides important performance statistics in real time for most major system components.

PERFORMANCE ANALYZER(TM)

         PERFORMANCE ANALYZER is a Windows-based product that helps operations analysts replay and explain performance problems that have occurred on the system. PERFORMANCE ANALYZER automatically generates a diagram of the entire computer system which can be printed for inventory or capacity planning. Additionally, the user can point and click on computer components on the screen to display detailed hardware and performance information. The sophisticated graphical user interface shows the problem areas of the system highlighted on a single screen. Users can step through graphs and tables and gain a dynamic, time-based view of their system. A user may also establish alarm thresholds by setting the performance standards to the user's specifications.

STORAGE MANAGEMENT

         With the continuing decrease of disk storage costs, the volume of information electronically stored by large organizations has steadily increased. Efficient archiving, cataloging, maintaining, and securing files now requires specialized storage management software products. The Company's storage management software solutions help users to optimize computer system availability and efficiency while minimizing unnecessary operator intervention and computer system outages. The storage management product family represented 17.5% and 20.5% of total product license fees in 1996 and 1995, respectively.

TAPES/MANAGER(TM)

         Using a manual system to catalog and track removable magnetic media, such as tapes and cartridges, can be difficult and inefficient. TAPES/MANAGER automatically catalogs removable magnetic media, allows erasure of the media when its retention period is over, and tracks the rotation between on-and off-site storage locations. Automatic alert of mounts and dismounts helps to streamline the operator's jobs, and a wide range of reports can be generated for work flow analysis, security, and archiving.

DISC-FILES/MANAGER II(R)

         DISC-FILES/MANAGER II is a Windows-based product that helps users avoid application failures caused by volume usage and file space problems by notifying the user in advance of these conditions. This product provides a comprehensive set of disk and file tracking and projection tools. Planning for better utilization of disk capacity reduces the need to purchase extra disk drives.

SECURITY MANAGEMENT

         Security management is a major factor in keeping on-line transaction systems running smoothly. To be effective, the system must be accessible to every authorized person, while being protected against unauthorized access or tampering. The Company's security management products are specifically designed to help security managers plan, implement, and maintain a cost-saving, effective security management system. The security management product family generated 10.8% and 16.8% of total product license fees in 1996 and 1995, respectively.

SAFEGUARD/REPORTS PLUS(TM)

         SAFEGUARD/REPORTS PLUS is a security audit reporting software package that produces a wide range of reports. Reports can be customized easily to meet specific business security requirements. Security reports can be generated from a single location for any system on the network.

ENTRUST FOR WINDOWS(TM)

         Entrust for Windows provides centralized Tandem security administration from a Windows desktop. An easy to use, graphical user interface provides the ability to administer, implement and manage Safeguard security data without having to learn complicated command syntax. User accountability is greatly increased through the enforcement of security policies across the network, all managed from a single point of control.

DATABASE MANAGEMENT

         As more companies standardize on SQL databases, the need for faster, easier ways to access the information contained in these databases increases. The need to manage queries and reports is becoming the responsibility of departmental users, in addition to the MIS staff. The Company believes this has created demand for software products that simplify the task of dealing with complex database issues. Product license fees from the Company's database management product family represented 8.1% and 5.1% of total product license fees in 1996 and 1995, respectively.

SQL/DATABASE MANAGER II(TM)

         SQL/DATABASE MANAGER II is a Windows-based client/server product that MANAGER allows users to reduce the time devoted to typing commands and searching for errors. This is accomplished through the product's ability to generate standard NonStop SQL code which can then be imbedded into application programs. Additionally, it is designed to take advantage of features of Tandem's new SQL Release 3.

SQL/EXPLAIN MANAGER(TM)

         SQL/EXPLAIN MANAGER is an analysis and reporting product that is used for database tuning and performance improvement. It allows users to proactively find problems in the database before those problems impact system performance.

CUSTOMERS

         ENlighten Software products are used by over 400 customers across a variety of industries in over 30 countries. The Company believes this diversification may help to stabilize the Company when economic downturns occur in a particular industry or geographic region. No individual customer accounted for 10% or more of the Company's revenues during any of the last three years.

SALES AND DISTRIBUTION

         The Company's revenues are derived from three sources: product license fees, product maintenance fees, and consulting services.

Product license fees

         ENlighten Software uses an inside telesales channel, a direct field sales force, and third party distributors for the sale of its software products. The Company's products are marketed throughout North America, South America, and parts of the Pacific Rim by its product sales organization located at the Company's San Mateo headquarters as well as through its regional field sales offices in the Chicago and New York areas. ENlighten Software markets its products internationally through its wholly-owned subsidiary located in the United Kingdom and through independent distributors.

         ENlighten Software intends to seek additional distributors in North America and internationally to market its open systems product suite. The Company intends to continue to expand its distribution channels to include additional international distributors as well as OEM and VAR relationships.

         The foregoing paragraph regarding the Company's intention to expand its distribution channels is a forward-looking statement, and actual results may vary substantially depending upon a variety of factors, including but not limited to, the development of emerging markets for systems management and administration software, competition, technological change, and the ability of the Company to manage any future growth and new distribution channels. See "Business Risks" on page 16 of this report.

         Product license fees consist primarily of revenue from the granting of 10-year and perpetual licenses and from the licensing of product upgrades necessary when customers upgrade their system hardware. Revenue from licenses is payable in full at the commencement of the license period and is recognized after the following events have occurred: a product evaluation has been shipped to the customer; the customer elects to purchase the software following an evaluation period; and the customer signs the related contract. Product license fees represented 40.8% and 38.4% of total revenue in 1996 and 1995, respectively.

Product maintenance fees

         All customers subscribing to ENlighten Software's maintenance service agreements are entitled to receive (1) technical support and consultation, primarily over the telephone, and (2) subsequent product enhancement and maintenance releases periodically produced by the Company. Product maintenance support is provided directly to customers as well as through the Company's authorized distributors.

         Product maintenance fees consist of all maintenance revenue on new and existing installed software products. The Company generally charges, on an annual basis, between 15 to 20% of the current list price of its products in exchange for telephone support, product updates, and product enhancements. Product maintenance revenue is recognized ratably over the maintenance contract period (typically one year). Product maintenance fees accounted for 52.6% and 55.1% of total revenue in 1996 and 1995, respectively.

Consulting services

         Consulting services consist of fees charged for contract services, product training, and other service activities. This department provides fee based consulting services to the Company's customers throughout the U.S. Consulting services include most phases of the software development lifecycle including planning, feasibility, analysis, design, development, implementation, and facilities management. Consulting service revenue is recognized when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts. Consulting services represented 6.6% and 6.5% of total revenue in 1996 and 1995 respectively.

PRODUCT DEVELOPMENT

         The statements made herein regarding scheduled introductions of the Company's products under development and proposed enhancements are forward-looking statements, and the actual release dates for such products or enhancements could differ materially from those projected as a result of a variety of factors, including but not limited to, the development of emerging markets for systems management and administration software, competition, technological change, changing customer needs, evolving industry standards, any product development delays, and the ability of the Company to manage any future growth and new distribution channels. See "Business Risks" on page 16 of this report.

         The computer software industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, the Company believes that its future success depends on its ability to enhance current products that meet a wide range of customer needs and to develop new products rapidly to attract new customers. In particular, the Company believes it must continue to respond quickly to users' needs for broad functionality and open systems support.

         ENlighten Software Solutions addresses the needs of current users through regularly scheduled maintenance and enhancement releases. At the same time, the Company seeks to acquire and develop new products to meet the needs of a broader group of users.

         The Company develops and sells products which provide system management solutions. The Company provides a suite of individual products for the Tandem platform running Tandem's NSK which address performance monitoring, tape management, disk management, security, and database management. The Company also provides an integrated management product for open systems running on UNIX-based systems from six different vendors which consists of the following features: archiving, disk management, internet/intranet management, user administration, printer management, and event monitoring.

         During 1996, the Company released new versions of its Tandem and open systems products which included maintenance bug fixes and new features. The Tandem releases included:

--------------------------------------------------------------------------------
Performance monitoring               enhanced error reporting, enhanced
                                     configuration and control
--------------------------------------------------------------------------------
Tape management                      enhanced upgrade from previous versions,
                                     added inquiry screens and individual file
                                     archive
--------------------------------------------------------------------------------
Database Management                  year 2000 support, standard Windows
                                     Interface
--------------------------------------------------------------------------------
Security                             year 2000 support, consolidated multi-node
                                     reports, data encryption, personnel
                                     databases
--------------------------------------------------------------------------------
Disk management                      maintenance release
--------------------------------------------------------------------------------

         In the open systems product, the Company significantly enhanced its integrated product with release 2.0 of DSM. This release contains a significantly improved feature set from the previous release and won UNIX Review's Outstanding Product of the Year for 1996. The new features included internet/intranet management, graphical status map, programmable event management and point, and click installation. In addition, this version of the product combined two previously separate products into one seamless product and enhanced the graphical user interface significantly.

         The Company also began ports to DEC ALPHA OSF and WINDOWS NT for the DSM product. The Company intends to deliver both of these products in 1997.

         As of December 31, 1996, the Company had 21 professional and technical employees engaged in research and development. During the fiscal years ended December 31, 1996 and 1995, the Company's research and development expenditures before the capitalization of software development were $2,531,237 and $2,134,882, respectively.

COMPETITION

         The marketplace for Tandem NSK software products continues to be competitive with various third party vendors established. In particular, Computer Associates has recently emerged as a competitor based upon their alliance with Tandem Computers. However, the Company is positioned as the leader in the proprietary Tandem NSK market for automated systems management. The Company believes no other competitor in the Tandem market has a larger installed base of licensed product.

         The Company's competitors in the open systems markets, however, are larger and have greater financial, technical, marketing, and other resources than the Company. However, there are other competitive forces in the open systems marketplace in which the Company believes it competes favorably. These include product features and functionality, such as scalability, interoperability across multiple platforms, adherence to standards, security, as well as reliability, ease-of-use, price, and an ability to work easily with other third party vendors.

OPEN SYSTEMS PRODUCT MARKET

Open Systems Management

         The open system management segment of the software industry is rapidly changing and highly competitive. The Company competes with a number of mainframe software vendors in this product area. The Company believes that several vendors offer software solutions competitive with ENlighten Software in this area. The Company's primary competition is expected to come from systems administration vendors including Tivoli and Computer Associates, as well as point products from Platinum Technologies and network management products from Hewlett-Packard.

         A number of the competitors in open systems management have substantially greater resources than the Company. If one of these companies were to develop or acquire similar software, it could have a significant adverse impact on the Company's sales of the products. The Company believes that its ability to compete successfully depends on a number of factors including time to market, truly open architecture, price, performance, ease of use, functionality and key strategic partnerships with other vendors.

TANDEM PRODUCTS MARKET

Performance Management

         In the market for performance management products, the Company's competitors include Integrated Research, Computer Security Products, Systar, Inc., and Overlord, all of which provide some form of performance management for Tandem systems. To a limited degree, Tandem Computers also provides tools that have some overlapping functionality with ENlighten/TPM.

Storage Management

         The three competitors in the storage management area are a product module from Integrated Research, a tape management product from Quality Software Associates, and another tape management product from Computer Associates. All three of these competitive products are similar in functionality to those of the Company. While these companies do not offer a complete line of storage management products covering disk, tape, and backup, the tape management functionality of their products compete directly with the Company's.

Security Management

         In the security management area the Company's primary competitors are two product offerings from Computer Security Products, and OnGuard from Computer Associates. The products from Computer Security Products offer similar functionality to the Company's products. Computer Associates' product serves a different segment of the security market and is not considered directly competitive at this time, but due to their partnership agreement with Tandem and their intent to replace Tandem's security system, they may be competitive in the near future.

SQL Database Management

         The Company believes it has limited competition in the SQL product area. DBA/M from Genus Software, Inc., offers similar functionality to the Company's products. The Company believes, however, that its products are easier to use and offer a better price/performance ratio.

PRODUCT PROTECTION

         The Company relies on a combination of copyright, trade secret and trademark laws, along with employee and third-party nondisclosure agreements, to protect its intellectual property rights, products, and technology. The Company's products are typically licensed on a "right to use" basis pursuant to either a ten-year or perpetual license that restricts the use of the products to the customer's internal purposes. The

Company distributes its software under license agreements that are signed by its end users. The Company uses a lock-out device limiting the use of its software to systems specified by the customer and disables the software at the end of the license term. Despite the precautions taken by the Company to protect its software, unauthorized parties may attempt to reverse engineer, copy, or obtain and use information the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and software piracy can be expected to be a persistent problem. Additionally, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

         The Company has entered into source code escrow agreements with some of its customers that require the release of source code to the customer in the event there is a bankruptcy proceeding by or against the Company, or the Company ceases to do business. In the event of a release of the source code, the customer is required to maintain its confidentiality and, in general, to use the source code solely for the purpose of maintaining the software's usability.

EMPLOYEES

         As of December 31, 1996, the Company employed 58 people worldwide, consisting of 52 in the United States and 6 in Europe. Of these employees, 21 were engaged in product development, 25 in sales, marketing, and customer support, and 12 in finance and other administrative departments. None of the Company's employees are subject to any collective bargaining agreements. Each employee of the Company has executed an agreement not to disclose trade secrets or other confidential information. ENlighten Software believes its employee relations are good.

BUSINESS RISKS

Uncertainty of Success in Open Systems Market

         The Company has derived a substantial portion of its revenue to date from its Tandem-based products. The future success of the Company is highly dependent on its ability to generate significant revenue from its open systems product offering. The Company's initial product entry into the open systems market was met with very limited success. The latest release of the open systems product, ENlighten/DSM, was released in mid-1996 and was more successful than the previous version, representing 21.7% of the Company's license revenues in 1996, and garnering product awards. However, the open systems market is characterized by rapid technological growth and intense competition. There can be no assurance that the Company has the resources, both financial and personnel, to effectively capitalize on, and continue with, its early success in this market.

Expansion of Distribution Channels

         Currently, the Company uses primarily a direct sales model, complemented with a telesales force, for the sale of its software products. In 1996, the Company began to expand its distribution efforts to include third party resellers in both the United States and internationally. The Company's growth will require it to expand its direct sales force and add distributors to market, sell, and support the Company's software products. The Company will be increasingly dependent upon distributors for domestic and international sales. The Company has only limited experience in marketing its products through distributors. The expansion of the Company's distribution network and its direct sales force will require the expenditure of substantial resources which will be funded primarily through the Company's operations. There can be no assurance the Company will be able to expand its distribution channels successfully.

Intense Competition

         The Company experiences intense competition from other automated systems management companies, particularly in the open systems market. The Company believes that its ability to compete successfully depends on a number of factors, including the performance, price, and functionality of its products relative to those of its competitors. Most of the Company's competitors, particularly in the open systems market, are larger and have greater financial, technical, marketing, support, and other resources than the Company. In addition, the software industry is characterized by low barriers to entry. There can be no assurance that the Company will be able to compete successfully in the future, or that the competition will not have a material adverse effect on the Company's operating results and financial condition.

Possible Need for Additional Financing

         The Company currently funds product development and the expansion of sales and marketing activities through existing cash reserves and cash from operations. In the event that cash from operations and other available funds prove to be insufficient to fund the Company's presently anticipated operations the Company may be required to seek additional financing. There can be no assurance that, if additional financing is required, it will be available on acceptable terms, or at all. Additional financing may involve substantial dilution to the interests of the Company's then-current shareholders.

ITEM 2.  PROPERTIES

         The Company leases approximately 17,000 square feet of office space in San Mateo, California which expires in April 2002. The Company leases additional sales and support offices in Lisle, Illinois, Saddlebrook, New Jersey, and the United Kingdom under month-to-month leases. The Company believes that its current facilities are adequate for its needs through 1997 and should additional space be needed, it will be available to accommodate the expansion of the Company's operations on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         In January 1997, the Company was served with two complaints and demands for arbitration from TRIicon Solutions, Inc. ("TSI"). In the first complaint, TSI is requesting arbitration in order to confirm the termination of a distribution agreement entered into by and between the Company and TSI in August 1993. The Company filed a response and counter-claim in February 1997 asserting the termination by TSI was improper and a breach of contract for which it seeks compensation from TSI. In the second complaint, TSI is requesting arbitration in order to confirm the termination of an agreement for use of technology by and between TSI and the Company entered into in February 1994. The Company filed a response and counter-claim in February 1997 asserting the termination by TSI was improper and a breach of contract for which it seeks compensation from TSI. Currently, no arbitration date has been set. Failure to be properly compensated for such improper terminations may have an adverse financial impact on the Company. The Company believes it will prevail in both matters and will receive compensation for the improper terminations and breaches of contract by TSI. However, at this time, the Company is unable to predict the ultimate outcome of such arbitration, the costs associated with defending the claim and pursuing the counterclaim, and monetary compensation awarded, if any.

         The Company is not currently involved in any other legal proceedings and is not aware of any proceedings that any party is contemplating to bring against the Company.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Since April 20, 1994, the Company's Common Stock has been traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol "SFTW". As of December 31, 1996, there were 24 record holders of the Company's Common Stock. As of the same date, 2,910,956 shares of Common Stock were outstanding and 10,000,000 shares of Common Stock were authorized.

         The following table sets forth the range of high and low closing sale prices for each of the periods indicated for the shares of Common Stock.

1994
Quarter Ended                                High            Low
-------------                                ----            ---
June 30, 1994 (from April 20, 1994)         $5.50           $3.25
September 30, 1994                          $4.13           $2.38
December 31, 1994                           $5.25           $3.75

1995
Quarter Ended
-------------
March 31, 1995                              $4.63           $2.63
June 30, 1995                               $3.75           $3.13
September 30, 1995                          $4.00           $2.38
December 31, 1995                           $3.88           $2.25

1996
Quarter Ended
-------------
March 31, 1996                              $2.63           $1.63
June 30, 1996                               $6.88           $1.88
September 30, 1996                          $6.50           $3.38
December 31, 1996                           $6.25           $3.50

DIVIDEND POLICY

         The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain earnings, if any, for future growth and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis Of Financial Condition and Results Of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. See "Business Risks" on page 16 of this report.

OVERVIEW

         ENlighten Software Solutions develops, markets, and supports software products designed to automate the management of computer systems for some of the world's largest companies in banking, finance, telecommunications, information technology, and other major industries. ENlighten Software offers systems management and administration solutions for the UNIX and NT as well as the Tandem systems market. The Company's product solutions allow companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse platforms such as Sun Microsystems, IBM, Hewlett-Packard, Silicon Graphics, Digital Equipment Corporation, Santa Cruz Operation (SCO), and Microsoft Windows NT. The Company develops software products internally and enhances and packages other software products it acquires.

         The following statements regarding the Company's future revenues, expenses, and net income are forward-looking statements, and actual results may vary substantially depending upon a variety of factors described in this paragraph and elsewhere in this report.

         The Company intends to continue expansion of its market presence through hiring additional staff, diversifying its product line, and/or adding features to existing products. This may require the Company to incur substantial additional operating expenses prior to its receipt of material additional revenues, if any, resulting from those expenditures. The Company expects that these expenses will be incurred prior to earning any related revenue and, therefore, may adversely affect the Company's quarterly net income in 1997 and, perhaps, thereafter.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

         Total revenue. Total revenue decreased 1.2% from $6,558,000 in 1995, to $6,477,000 in 1996. This decrease was due to the 5.7% reduction in product maintenance fees, from $3,614,000 in 1995 to $3,408,000 in 1996.

         Revenue from product license fees increased 5.1% from $2,516,000 in 1995, to $2,645,000 in 1996. The increase was primarily attributable to product license fees from the Company's new UNIX product offering, ENlighten/DSM (released in May 1996), partially offset by a decrease in the Company's Tandem product license fees.

         Product license fees from ENlighten/DSM increased by $516,000, or 905.3%, from $57,000 in 1995 to $573,000 in 1996. Version 2.0 of ENlighten/DSM
accounted for all UNIX product license fees in 1996.

         Revenue from the Company's Tandem product license fees decreased by $388,000, or 15.8%, from $2,459,000 in 1995, to $2,071,000 in 1996. The decrease in Tandem-related product license fees is attributable to a decrease in product license fees generated during the first six months of 1996, and to the performance of the Company's UK subsidiary. Tandem license fees in the first six months of 1996 decreased by $848,000, or 63.1%, prior to the restructuring of the sales and marketing departments. In January 1996, the Company reduced its workforce by 12%, including sales and marketing personnel, most notably the Vice President of Sales and Services and the Director of Marketing. See "Business - Recent Developments for the Company". The restructuring resulted in a higher than normal turnover rate in the sales and marketing organization. The effects of such changes were reflected in the decreased license fee revenue through June 30, 1996. Tandem license fees during the last six months of 1996 increased by $460,000, or 41.2%, from $1,116,000 in the last six months of 1995, to
$1,576,000 in the same period of 1996. All Tandem product families decreased during the first six months of 1996, and increased during the last six months of 1996 when compared to the same periods in 1995.

         Product license revenue from the Company's UK subsidiary decreased 30.6% from $627,000 in 1995 to $435,000 in 1996. During 1996, the Company
changed Managing Directors of their UK subsidiary.

         As noted above, product maintenance fees decreased by $206,000 in 1996 compared to 1995. This is due to declining maintenance revenue from the Company's Tandem products, primarily the performance and security products. Factors causing the Tandem maintenance base to decline include declining product license fees from Tandem products in the first six months of 1996, a consolidation within the Tandem market caused by customers consolidating their Tandem operations from several machines to fewer higher powered servers, thereby reducing the installed base of Tandem systems within the Company's customer base, and increased competition in the Tandem market. Competition in the Tandem market, particularly the performance area, increased in 1996 and is expected to continue to increase throughout 1997. The Company believes, however, with its position as a leader in the Tandem marketplace, its breadth of product offerings for Tandem computers, and its Tandem sales resurgence in the last six months of 1996, the Company should be able to mitigate the effect of the above factors. Additionally, during 1996, the Company replaced one of its security products, Safeguard Manager, with a third party product, Entrust. The Company licenses this product on a non-exclusive basis and is not responsible for, nor does it generate revenue from, product maintenance fees on this product.

         The product license and maintenance fees for the Company's leading product, ENlighten/TPM, accounted for 48.0% and 52.2% of the Company's total revenue in 1996 and 1995, respectively. Additionally, the Company expects a substantial portion of its revenue in the future to consist of product license and maintenance fees from the Company's UNIX product, ENlighten/DSM. These software products, together with their related enhancements, are expected to account for a substantial portion of the Company's revenues for the foreseeable future. Because of this revenue concentration, a decline in demand for these products as a result of competition, technological change, management strategy, or other reasons could have a material adverse affect on the Company's operating results and financial condition.

         Consulting services revenue decreased by 1.0%, or $4,000, in 1996 when compared with 1995.

         Cost of revenue. Cost of revenue consists of royalties paid to third parties, amortization of software development and acquisition costs, product packaging and documentation, software media, and the costs of employees and contractors providing consulting services. Cost of revenue decreased by $421,000, or 28.9%, excluding the technology write-off discussed below. The reduction in cost of revenue is caused by a decrease in amortization of acquired technology and capitalized software development costs as a result of the Company's $1,316,000 write-off of software technology discussed below.

         Technology write-off. The Company recognized a one-time charge of $1,316,000 primarily related to the write-off of certain Tandem software technology during the fourth quarter of 1995. A large portion of the write-off was related to Tandem technology acquired in previous years that had been replaced by newer technology. These amounts were written off principally due to significant design changes and enhancements made to the products since acquisition. These amounts were written off in the fourth quarter of 1995, coinciding with significant enhancements to the product and management's review of the current and future capitalized costs in relation to future revenues associated with certain products.

         Research and development. Research and development expenses consist of personnel expenses and associated overhead, and costs of short-term independent contractors required in connection with the Company's product development efforts, less amounts capitalized. Research and development expenses increased by 23.4% from $1,660,000, or 25.3% of revenue in 1995, to $2,048,000, or 31.6%
of revenue in 1996. This increase is primarily attributable to the development of version 2.0 of the Company's UNIX product, ENlighten/DSM, during 1996. In order to meet introduction schedules during 1996, the Company relied more on the use of outside contractors resulting in higher research and development expenses. To continue to penetrate the open systems market and sustain its position in the Tandem market, the Company expects to increase its current level of spending on research and development, in absolute dollars, in the future.

         Sales and marketing. Sales and marketing expenses include costs of sales and marketing personnel, advertising and promotion expenses, customer service and technical support, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by 3.4%, from $2,882,000, or 43.9% of revenue in 1995, to $2,979,000, or 46.0% of revenue in
1996, primarily due to the addition of personnel during the last six months of 1996. After a reduction in force in January 1996, the Company rebuilt its direct sales team, customer support department, and its product management staff. The Company intends to continue to increase its direct sales force both in the United States and Europe. The Company has shifted its focus from a telesales channel to a direct field presence with sales people located at several sites throughout the country. ENlighten Software intends to continue to seek additional distributors in North America and internationally to market its open systems product suite. The Company intends to continue to expand its distribution channels to include additional international distributors as well as OEM and VAR relationships. The Company expects sales and marketing costs to continue to increase as both a percentage of revenue and in absolute dollars in the foreseeable future.

         General and administrative. General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as other administrative costs, decreased by 4.7%, from $1,439,000, or 21.9% of revenue in 1995, to $1,371,000, or 21.2% of revenue in 1996. The Company's reduction in force in January 1996 and a focus on reducing costs in this area attributed to the decrease in general and administrative expenses. However, the Company expects these costs may increase in 1997 as the Company manages any future growth.

         Acquired in-process research and development. In December 1994, the Company acquired (the "Acquisition") all of the outstanding shares of Network Partners, Inc. ("NPI"). At the time of the Acquisition, NPI's sole asset consisted of core UNIX systems management technology. In connection with this acquisition, the purchase price was allocated to in-process research and development, expensed in the fourth quarter of 1994. The acquisition of NPI was accounted for using the purchase method and was not considered deductible for tax purposes. Under the terms of the agreements for the acquisition, the purchase price was to be increased upon sales of the acquired technology. In December 1996 the Company successfully negotiated a termination agreement with the former shareholders of Network Partners, Inc. ("NPI Shareholders"). In exchange for a guaranteed payment, the NPI Shareholders agreed to forgo any and all rights to future revenue from the UNIX technology purchased in connection with the Acquisition.

         Other income (expense), net. Other income and expense includes interest income net of interest expense and gains and losses on foreign currency transactions. Interest income is primarily derived from interest on the Company's savings accounts and short term interest-bearing securities. Interest expense is comprised of interest on bank notes and capital leases of computer equipment. Other income and expense (net) decreased by $73,000, or 28.2%, in 1996 when compared to 1995 as a result of lower cash balances. Additionally, the Company experienced a loss on foreign currency transactions during 1996 compared to a gain in 1995.

         Income tax expense (benefit). The tax expense recognized in 1996 was due to the Company's inability to recognize a tax benefit for loss and credit carryforwards, the realizability of which is uncertain. The entire loss generated in 1995 was carried back to offset prior taxable income and, therefore, the Company recognized a tax benefit related to such loss.

VARIABILITY OF QUARTERLY RESULTS

         The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including the timing of new product or product enhancement introductions by the Company or its competitors, purchasing patterns of its customers, size and timing of individual orders, the rate of customer acceptance of new products, and pricing and promotion strategies undertaken by the Company or its competitors. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop, acquire, and introduce new products on a timely basis. Additionally, the Company's operating results may be influenced by seasonality (principally in Europe where sales are typically lower in the summer months) and overall trends in the global economy. Because the Company operates with a relatively small backlog, quarterly sales and operating results generally depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has recognized a substantial portion of its license revenues in the last month of the quarter, particularly the last week. Since the Company's staffing levels and other operating expenses are based upon anticipated revenues, delays in the receipt of orders can cause significant fluctuations in income from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $570,000 in 1996, compared to cash provided by operating activities of $52,000 in the prior year. The reduction was principally caused by a decrease in net income excluding one-time charges, and an increase in accounts receivable. These were partially offset by the change in income taxes receivable and payable, deferred income taxes, and an increase in accounts payable and other accrued liabilities.

         The Company's investing activities have consisted primarily of short-term investments, expenditures for software technology acquisitions, software development costs, and additions to capital equipment. Investing activities used cash of $1,024,000 in 1996, compared with $1,385,000 in 1995. The decrease is primarily due to a reduction in the purchase of property and equipment in 1996 compared with 1995, partially offset by the increase in acquired in-process research and development due to the negotiated termination agreement with NPI Shareholders.

         Financing activities provided cash of $159,000 in 1996, compared with cash used by financing activities of $202,000 in the prior year. The increase in cash provided from financing activities resulted from a reduction in payments on bank borrowings and from cash provided by the exercise of employee stock options in 1996.

         In September 1994, the Company acquired all rights to a suite of SQL database management products from Sierra Software, Inc. The purchase price and certain additional amounts were paid over a two year period. At December 31, 1996, no amounts remained to be paid under this arrangement. In January 1997, the Company and Sierra Software amended the agreement, pursuant to which the principals of Sierra Software will continue to provide exclusive services in exchange for an extension of the time period for which incentives are earned through December 1997.

         In December 1994, the Company acquired all of the outstanding shares of NPI. Additionally, in December 1994, the Company acquired core UNIX systems management technology from Overseers Corporation. Under the terms of the agreements for both acquisitions, the purchase price is increased by incentive amounts based upon sales performance of the technology acquired. Should revenues directly resulting from these technologies fail to exceed certain revenue thresholds, no additional amounts are to be paid. Any increases to the purchase price under these agreements are to be paid annually through 1998 should revenue exceed stated thresholds in any twelve month period. As noted above, an agreement was reached with NPI Shareholders in which they relinquished all rights to future payments in exchange for a guaranteed buy-out.

         As of December 31, 1996, the Company had cash, cash equivalents, and short-term investments of $2,329,000, compared to $3,445,000 at December 31, 1995, and working capital of $2,030,000, compared to working capital of $2,673,000 at December 31, 1995. The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through at least the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         See Consolidated Financial Statements included herein beginning on page F-1.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 9 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1997, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item 10 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1997, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1997, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1997, and is incorporated herein by reference.

                                     PART IV

ITEM 13. FINANCIAL STATEMENTS, EXHIBITS, SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements:

                Report of Independent Auditors                               F-1

                Consolidated Balance Sheets:
                  December 31, 1996 and 1995                                 F-2

                Consolidated Statements of Operations:
                  Years ended December 31, 1996 and 1995                     F-3

                Consolidated Statements of Shareholders' Equity:
                  Years ended December 31, 1996 and 1995                     F-4

                Consolidated Statements of Cash Flows:
                  Years ended December 31, 1996 and 1995                     F-5

                Notes to Consolidated Financial Statements                   F-6

         (a)(2)   Exhibits:

         See Exhibits Index on Page 28. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report. Exhibit Nos. 10.1, 10.2, 10.3, 10.14, 10.15, 10.16, 10.21, 10.21.1, 10.22,
10.23, 10.24, 10.25, and 10.26 are compensatory plans or arrangements.

         (b) Schedules:

         No schedule of valuation and qualifying accounts has been included as fluctuations were not material.

         (c) Reports on Form 8-K:

         No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                 EXHIBITS INDEX

EXHIBIT
NUMBER                                      DESCRIPTION

 3.1(1)  Articles of Incorporation, as amended.

 3.2(1)  Bylaws.

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

10.12(1) ENlighten Purchase Agreement, dated April 10, 1993, by and between
         Software Professionals, Inc. and Steve Killelea.

10.13(1) Partner Agreement, dated December 29, 1993, by and between Software Professionals, Inc. and Gupta Corporation.

10.14(2)@ Nonqualified Stock Option Agreement, dated January 1, 1993, by and between Software Professionals, Inc. and Kenneth S. Voss.

10.15(2)@ Nonqualified Stock Option Agreement, dated January 1, 1993, by and between Software Professionals, Inc. and Michael A. Morgan.

10.16(2)@ Nonqualified Stock Option Agreement, dated January 1, 1993, by and between Software Professionals, Inc. and Michael A. Morgan.

10.17(3) Software Purchase and Assignment Agreement dated September 9, 1994, by and between Software Professionals, Inc. and Sierra Software, Inc.

10.18(4) Stock Agreement dated December 30, 1994, by and between Software Professionals, Inc. and Network Partners, Inc.

10.19(5) Software Purchase and Assignment Agreement dated December 30, 1994, by and between Software Professionals, Inc., Thomas Kraus, and Overseers Corporation.

10.20(5) Lease, dated February 24, 1995, by and between Software Professionals and Mariner's Island Ltd. for 999 Baker Way, Fifth Floor San Mateo, California 94404.

10.21(6)@ Employment letter and Termination and Change in Control Agreement, dated March 4, 1996, by and between ENlighten Software Solutions, Inc. and Byron E. Jacobs.

10.21.1@ Amendment to Employment letter and Termination and Change in Control Agreement, dated November 6, 1996, by and between ENlighten Software
          Solutions, Inc. and Byron E. Jacobs.                                47

10.22(6)@ Nonqualified Stock Option Agreement, dated March 4, 1996, by and between ENlighten Software Solutions, Inc. and Byron E. Jacobs.

10.23(6)@ Incentive Stock Option Agreement, dated March 4, 1996, by and between
          ENlighten Software Solutions, Inc. and Byron E. Jacobs.

10.24 @ Termination and Change in Control Agreement, dated April 24, 1996, by and between ENlighten Software Solutions, Inc. and Michael A. Morgan.
                                                                              49

10.25 @   Employment letter, dated December 27, 1996, by and between ENlighten
          Software Solutions, Inc. and Mark Himelstein.                       52

10.26@   Nonqualified Stock Option Agreement, dated December 27, 1996, by and
         between ENlighten Software Solutions, Inc. and Mark Himelstein.      55

21.1(5)  Subsidiaries of the Company.

23.1     Consent of KPMG Peat Marwick LLP                                     46

27.1     Financial Data Schedule

-------------------------------

(1) Incorporated by reference from exhibits of the same number in the Company's Registration Statement on Form S-1 (No. 33-75388), which became effective April 19, 1994.

(2) Exhibits 10.14, 10.15, 10.16 are incorporated by reference from exhibits 4.1, 4.2, and 4.3, respectively, in the Company's Registration Statement on Form S-1 (No. 33-75388), which became effective April 19, 1994.

(3) Incorporated by reference from an exhibit of the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(4) Incorporated by reference from exhibit 2.1 in the Company's Current Report on Form 8-K dated December 30, 1994.

(5) Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(6) Incorporated by reference from an exhibit of the same number in the Company's Quarterly Report on Form 10-QSB for the year ended March 31, 1996.

@        Compensatory or employment arrangement.

                         Independent Auditors' Report


The Board of Directors
Enlighten Software Solutions, Inc.:


We have audited the consolidated financial statements of Enlighten Software Solutions, Inc. and subsidiary as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Enlighten Software Solutions, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                       KPMG Peat Marwick LLP


San Jose, California
February 7, 1997

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995

                           ASSETS                                          1996            1995
                                                                           ----            ----
Current assets:
  Cash and cash equivalents                                             $  689,611      $2,124,525
  Short term investments                                                 1,639,065       1,320,727
  Accounts receivable, less allowance for doubtful accounts of
    $210,000                                                             1,500,051       1,100,625
  Refundable income taxes                                                  400,669         288,265
  Prepaid expenses and other assets                                        215,819         116,536
                                                                        ----------      ----------
        Total current assets                                             4,445,215       4,950,678

Property and equipment, net                                              1,152,302       1,268,337
Acquired technology and software development costs, net                    903,346         720,667
Deferred income taxes                                                          -           210,512
Other assets                                                               208,384         178,577
                                                                        ----------      ----------
                                                                        $6,709,247      $7,328,771
                                                                        ==========      ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank borrowings and debt                                              $    7,319      $  129,188
  Trade accounts payable                                                   344,266         276,151
  Accrued and other current liabilities                                    587,933         333,176
  Deferred revenue                                                       1,475,273       1,539,074
                                                                        ----------      ----------
        Total current liabilities                                        2,414,791       2,277,589
                                                                        ----------      ----------

Commitments

Shareholders' equity:
  Preferred stock; 1,000,000 shares authorized; none issued
    and outstanding                                                            -               -
  Common stock; 10,000,000 shares authorized; 2,910,956
    and 2,821,214 shares issued and outstanding
    in 1996 and 1995, respectively                                       4,921,208       4,639,954
  Retained earnings (accumulated deficit)                                 (626,752)        411,228
                                                                        ----------      ----------
        Total shareholders' equity                                       4,294,456       5,051,182
                                                                        ----------      ----------
                                                                        $6,709,247      $7,328,771
                                                                        ==========      ==========


          See accompanying notes to consolidated financial statements.

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

                     Years ended December 31, 1996 and 1995

                                                       1996             1995
                                                       ----             ----
Revenue:
  Product and license fees                         $ 2,644,546       $ 2,515,745
  Product maintenance fees                           3,407,778         3,613,553
  Consulting services                                  424,975           429,182
                                                   -----------       -----------
  Total revenue                                     6,477,299          6,558,480
                                                   -----------       -----------

Cost of revenue:
  Product licenses                                    593,206          1,098,992
  Product maintenance                                 101,675             98,141
  Consulting services                                 338,768            257,122
  Technology write-off                                    -            1,316,078
                                                   -----------       -----------
  Total cost of revenue                              1,033,649         2,770,333
                                                   -----------       -----------
  Gross profit                                       5,443,650         3,788,147
                                                   -----------       -----------

Operating expenses:
  Research and development                           2,047,604         1,659,534
  Sales and marketing                                2,979,078         2,882,293
  General and administrative                         1,371,108         1,438,668
  Acquired in-process research and development         210,469               -
                                                   -----------       -----------
  Total operating expenses                           6,608,259         5,980,495
                                                   -----------       -----------
  Operating loss                                    (1,164,609)       (2,192,348)
                                                   -----------       -----------

Other income (expense):
  Interest income, net                                 190,016           221,218
  Foreign exchange (loss) gain, net                     (4,852)           36,512
                                                   -----------       -----------
  Total other income                                   185,164           257,730
                                                   -----------       -----------
  Loss before income tax expense (benefit)            (979,445)       (1,934,618)

Income tax expense (benefit)                            58,535          (655,215)
                                                   -----------       -----------
  Net loss                                         $(1,037,980)      $(1,279,403)
                                                   ===========       ===========
Net loss per share                                 $     (0.36)      $     (0.45)
                                                   ===========       ===========
Shares used in computing net loss per share          2,870,448         2,817,473
                                                   ===========       ===========


          See accompanying notes to consolidated financial statements.

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                Consolidated Statements of Shareholders' Equity

                     Years ended December 31, 1996 and 1995

                                                                                   Retained
                                                             Common Stock          Earnings         Total
                                                        ----------------------   (Accumulated   Shareholders'
                                                         Shares       Amount       Deficit)        Equity
                                                        ---------   ----------   ------------   -------------
Balances at December 31, 1994                           2,805,782   $4,602,115   $ 1,690,631     $ 6,292,746


Stock options exercised                                     3,667       10,067             -          10,067

Employee stock purchase plan shares issued                 11,765       27,772             -          27,772

Net loss                                                        -            -    (1,279,403)     (1,279,403)

                                                        ---------   ----------   -----------     -----------
Balances at December 31, 1995                           2,821,214    4,636,954       411,228       5,051,182


Stock options exercised                                    79,080      263,129             -         263,129

Employee stock purchase plan shares issued                 10,662       18,125             -          18,125

Net loss                                                        -            -    (1,037,980)     (1,037,980)

                                                        ---------   ----------   -----------     -----------
Balances at December 31, 1996                           2,910,956   $4,921,208   $  (626,752)    $ 4,294,456
                                                        =========   ==========   ===========     ===========


          See accompanying notes to consolidated financial statements.

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                     Years ended December 31, 1996 and 1995

                                                                                 1996            1995
                                                                              -----------     -----------
Cash flows from operating activities:
  Net loss                                                                    $(1,037,980)    $(1,279,403)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
         Depreciation and amortization                                            639,044         872,181
         Deferred income taxes                                                    210,512        (343,873)
         Write-off of acquired in-process research and development                210,469               -
         Technology write-off                                                           -       1,316,078
         Changes in operating assets and liabilities:
             Accounts receivable                                                 (399,426)        650,388
             Refundable income taxes                                             (112,404)       (288,265)
             Prepaid expenses and other assets                                   (129,090)        (22,594)
             Trade accounts payable                                                68,115        (138,997)
             Accrued and other liabilities                                         44,288        (436,788)
             Deferred revenue                                                     (63,801)        (17,918)
             Income taxes payable                                                       -        (258,961)
                                                                              -----------     -----------
               Net cash provided by (used for) operating activities              (570,273)         51,848
                                                                              -----------     -----------
Cash flows from investing activities:
  Purchases of short-term investments                                          (1,331,338)     (5,747,234)
  Sales of short-term investments                                                1,013,00       5,514,000
  Capitalization of software development costs                                   (483,632)       (475,348)
  Purchases of property and equipment                                            (222,056)       (676,212)
                                                                              -----------     -----------
               Net cash used for investing activities                          (1,024,026)     (1,384,794)
                                                                              -----------     -----------
Cash flows from financing activities:
  Repayment of bank borrowings and debt                                          (121,869)       (239,975)
  Proceeds from issuance of stock                                                 281,254          37,839
                                                                              -----------     -----------
               Net cash provided by (used for) financing activities               159,385        (202,136)
                                                                              -----------     -----------
Net decrease in cash and cash equivalents                                      (1,434,914)     (1,535,082)

Cash and cash equivalents at beginning of year                                  2,124,525       3,659,607
                                                                              -----------     -----------
Cash and cash equivalents at end of year                                      $   689,611     $ 2,124,525
                                                                              ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
         Income taxes                                                         $         -     $   166,000
                                                                              ===========     ===========


          See accompanying notes to consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY


                   Notes to Consolidated Financial Statements

                     Years ended December 31, 1996 and 1995


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

         Founded in 1986, ENlighten Software Solutions, Inc. and Subsidiary (the Company) develops, markets, and supports system management software in both the Tandem and open systems marketplace. The Company licenses software and provides maintenance and consulting services worldwide. The Company's headquarters are in California and the Company has a sales office in the United Kingdom. The Company's ENlighten product suite provides systems administration solutions for heterogeneous UNIX systems including Sun Microsystems, IBM, Hewlett-Packard, and SCO. In the Tandem market, the Company has a leadership position, providing a range of automated systems management products to a client base of over 400 companies in 30 countries.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of ENlighten Software Solutions, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Revenue Recognition

         Product license fees are recognized after the following events have occurred: a product evaluation has been shipped to the customer; the customer elects to purchase the software following an evaluation period; the customer signs the related contract; and collection of the sales price is probable. Product maintenance fees committed as part of new product licenses and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period, generally one year. Consulting service revenue is recognized when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts.

         Cash Equivalents and Short Term Investments

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

         Additionally, the Company has classified its investments in preferred stock as "available-for-sale." Such investments are recorded at fair market value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of December 31, 1996 and 1995, unrealized gains and losses were not significant.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is less.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         Acquired Technology and Software Development Costs

         Acquired technology represents amounts paid by the Company for the rights to use certain completed software that is either incorporated into the Company's products or sold as a stand-alone product, and is amortized using the straight-line method over the estimated useful lives of the related products, generally three to five years.

         Software development costs incurred subsequent to the determination of product technological feasibility are capitalized and amortized over the products' estimated useful lives, generally three to five years. Costs related to computer software development incurred prior to establishing product technological feasibility are expensed as incurred.

         The Company periodically assesses the recoverability of these intangible assets by comparing their remaining amortized cost to the net realizable value of the related products. The amount by which the unamortized costs exceed the net realizable value is written off.

         Foreign Currency Translation

         The functional currency for the Company's foreign subsidiary is the U.S. dollar. Accordingly, this entity remeasures monetary assets and liabilities at year-end exchange rates while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation which is remeasured at historical rates. Remeasurement adjustments and transaction gains and losses are recognized in income in the year of occurrence.

         Use of Estimates

         The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results may differ from those estimates.

         Fair Value of Financial Instruments

         The fair value of the Company's cash, cash equivalents, accounts receivable, and accounts payable approximate the carrying amount due to the relatively short maturity of these items. The fair value of the Company's short term investments are based on quoted market prices.

         Stock Based Compensation

         The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans.

         Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of SFAS No. 121 on January 1, 1996 did not have a material effect on the Company's consolidated results of operations

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short term investments and trade account receivables. The Company has investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as credit worthy. Concentrations of credit risk with regard to trade account receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company has no significant concentration of credit risk in any geographic area or industry.

         Income Taxes

         The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Net Loss Per Share

         Net loss per share data has been computed using the weighted average number of shares of common stock. Common equivalent shares from stock options outstanding have not been included as their effect would be anti-dilutive.

(2)     CASH, CASH EQUIVALENTS, AND SHORT TERM INVESTMENTS

        Cash, cash equivalents consisted of the following as of December 31, 1996 and 1995:

CASH AND CASH EQUIVALENTS                                           1996                     1995
                                                                 ----------               ----------
Cash                                                             $  440,880               $  216,318
Commercial paper                                                         --                1,272,000
Money market funds                                                  248,731                  636,207
                                                                 ----------               ----------

                                                                 $  689,611               $2,124,525
                                                                 ==========               ==========

Short term investments consisted of the following:

SHORT TERM INVESTMENTS

Equity securities                                                $1,120,152               $  822,000
Commercial paper                                                    518,913                       --
U.S. treasury notes                                                      --                  498,727
                                                                 ----------               ----------

                                                                 $1,639,065               $1,320,727
                                                                 ==========               ==========

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(3)     PROPERTY AND EQUIPMENT

        A summary of property and equipment as of December 31, 1996 and 1995, follows:

                                                         1996              1995
                                                      ----------        ----------
Equipment                                             $2,039,723        $1,817,668
Furniture and fixtures                                   271,511           271,511
Leasehold improvements                                   136,669           136,669
                                                      ----------        ----------

                                                       2,447,903         2,225,848
Less accumulated depreciation and amortization         1,295,601           957,511
                                                      ----------        ----------

                                                      $1,152,302        $1,268,337
                                                      ==========        ==========

(4)      ACQUIRED TECHNOLOGY AND SOFTWARE DEVELOPMENT COSTS

         A summary of acquired technology and software development costs as of December 31, 1996 and 1995, follows:

                                         1996              1995
                                      ----------        ----------
Acquired technology                   $  475,000        $  475,000
Software development costs             1,512,733         1,200,607
                                      ----------        ----------
                                       1,987,733         1,675,607
                                      ----------        ----------
Less accumulated amortization:
    Acquired technology                  334,999           241,249
    Software development costs           749,388           713,691
                                      ----------        ----------
                                       1,084,387           954,940
                                      ----------        ----------
                                      $  903,346        $  720,667
                                      ==========        ==========

         The Company capitalized software development costs of $483,633 and $475,348 for the years ended December 31, 1996 and 1995, respectively.

         The Company recognized a one-time charge of $1,316,000 primarily related to the write-off of certain Tandem software technology during the fourth quarter of 1995. A large portion of the write-off is related to Tandem technology acquired in previous years that had been replaced by newer technology. These amounts were written-off principally due to significant design changes and enhancements made to the products since acquisition which no longer associated the amortization to the current and future product revenue. These amounts were written off in the fourth quarter of 1995, coinciding with significant enhancements to the product and management's review of the current and future capitalized costs in relation to future revenues associated with the legacy products.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(5)     INCOME TAXES

        Income tax expense (benefit) consists of:

                                               Current          Deferred            Total
                                               -------          --------            -----
         Year ended December 31, 1996:
              Federal                         $(164,333)        $ 142,767         $ (21,566)
              State and local                       800            67,745            68,545
              Foreign                            11,556                --            11,556
                                              ---------         ---------         ---------
                                              $(151,977)        $ 210,512         $  58,535
                                              =========         =========         =========
         Year ended December 31, 1995:
              Federal                         $(382,026)        $(250,520)        $(632,546)
              State and local                       800           (93,354)          (92,554)
              Foreign                            69,885                --            69,885
                                              ---------         ---------         ---------
                                              $(311,341)        $(343,874)        $(655,215)
                                              =========         =========         =========

        The Company's income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate (34%) to loss before income taxes as a result of the following:

                                                                        1996             1995
                                                                     ---------         ---------
         Computed "expected" tax benefit                             $(333,011)        $(657,770)
         Increase (reduction) in income taxes resulting from:
            State and local income taxes, net of federal
                 benefit                                                45,240           (61,085)
            Change in valuation allowance                              399,440                --
            Foreign taxes                                               11,556            69,885
            Tax benefit related to option exercise                     (62,005)           (2,421)
            Other                                                       (2,685)           (3,824)
                                                                     ---------         ---------
                                                                     $  58,535         $(655,215)
                                                                     =========         =========

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

        The tax expense recognized in 1996 was due to the Company's inability to recognize a tax benefit for loss and credit carryforwards. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are presented below:

                                                 1996             1995
                                              ---------         --------
Deferred tax assets:
    Allowance for doubtful accounts           $  84,290         $ 84,290
    Covenant not to compete                      65,730           66,661
    Accrued compensation                         21,294           25,260
    Depreciation and amortization                88,950          229,467
    State taxes                                     272              272
    Credit carryforward                         233,727               --
    Loss carryforward                           211,569               --
                                              ---------         --------

        Deferred tax assets                     705,832          405,950

    Valuation Allowance                        (399,440)              --
                                              ---------         --------

        Net deferred tax assets                 306,392          405,950
                                              ---------         --------

Deferred tax liabilities:
    Software development costs                  306,392          195,438
                                              ---------         --------
        Total deferred tax liabilities          306,392          195,438
                                              ---------         --------
        Net deferred tax asset                $      --         $210,512
                                              =========         ========

        The Company has recorded a valuation allowance of $399,440 with respect to the deferred tax assets as of December 31, 1996. Management has determined that such portion of deferred tax assets may not be realized.

        The Company has federal and state net operating loss carryforwards of approximately $622,000 and $1,323,000, respectively, that may be used to offset future taxable income and federal and state research tax credits of approximately $311,000 and $34,000, respectively, that may be used to offset future tax liability. If unused, both the net operating loss and research credit carryforwards will expire in the year 2011.

 (6)    SHAREHOLDERS' EQUITY

        (a) Preferred Stock

         The Board of Directors has the authority to issue, without further action by the shareholders, up to 1,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms, and the number of shares constituting any series or the designation of such series.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (b) Employee Stock Option and Purchase Plans

         As of December 31, 1996, the Company had authorized 1,000,000 shares of Common Stock for issuance under the 1992 Employee Stock Option Plan (the Option Plan). The Option Plan may be administered by the Board of Directors or a committee of the Board, which determines the terms of the options granted under the Option Plan, including exercise price, number of shares subject to each option, and the exercisability thereof. The vesting periods determined by the Board of Directors generally provides for shares to vest ratably over 3.5 years and expire over 10 years.

         The Company's option activity was as follows:

                                              Number of     Weighted-average
                                               shares        exercise price
                                              ---------     ----------------
         Balance at December 31, 1994          378,844         $   3.33

         Granted                               236,625             3.34
         Exercised                              (3,667)            2.75
         Terminated                            (79,134)            3.58
                                               -------
         Balance at  December 31, 1995         532,668             3.30

         Granted                               383,750             2.88
         Exercised                             (79,080)            3.33
         Terminated                           (148,230)            3.28
                                               -------
         Balance at  December 31, 1996         689,108             3.06
                                               =======

         The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                               Options outstanding                                Options exercisable
        ---------------------------------------------------------------       --------------------------
             Range          Number           Weighted-        Weighted-           Number       Weighted-
              of          outstanding         average          average          exercisable     average
           exercise     at December 31,      remaining        exercise        at December 31,  exercise
            prices           1996        contractual life      price               1996          price
            ------           ----        ----------------      -----               ----          -----
        $1.67 - 2.13        306,555             9.1             $1.99             121,784        $1.83
         2.66 - 5.13        382,553             7.3              3.93             152,716         3.79
                            -------                                               -------

         1.67 - 5.13        689,108             8.1              3.06             274,500         2.92
                            =======                                               =======

         Under the Company's 1994 Employee Stock Purchase Plan (the Purchase
         Plan) a total of 172,577 shares of common stock remain reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not be less than 1% nor exceed 10% of an employee's compensation, not to exceed shares with a fair market value of $25,000. The price of stock purchased under the Purchase Plan must be at least 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or at the end of the present purchasing period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment with the Company.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

        (c)  Accounting for Stock-Based Compensation Plans

        The Company has elected to use the intrinsic value-based method in accounting for its Plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each option. Had compensation cost for the Company's stock options been determined in a manner consistent with SFAS No. 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands except per share amounts):

                                                 1996             1995
                                              ---------         ---------
        Net loss as reported                  $  (1,038)        $  (1,279)
        Adjusted pro forma                    $  (1,444)        $  (1,426)

        Net loss per share as reported        $   (0.36)        $   (0.45)
        Adjusted pro forma                    $   (0.50)        $   (0.51)

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1996 - an expected life of 3.5 years, risk-free interest rates of 6.25%, 114.9% expected volatility, and no dividends; 1995 - an expected life of 3.5 years, risk-free interest rates of 5.32%, 114.9% expected volatility, and no dividends. The weighted-average fair value of options granted during the period at exercise price equal to market price at grant date was $2.10 and $2.47 for the periods ended December 31, 1996 and 1995, respectively.

        The fair value of employees' stock purchase rights under the Purchase Plan was estimated by calculating the difference between the share purchase price and the fair market value of the share at the date of the purchase. All assumptions were omitted in the estimate due to the immateriality of the compensation cost generated under the Purchase Plan.

        Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3.5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

(7)     COMMITMENTS

        (a) Leases

         The Company leases office space, automobiles, and certain office equipment under noncancelable leases expiring in 1997 through 2001. Future minimum lease payments under these leases aggregate approximately $380,032, $393,328, $407,092, $421,340, and $142,048 in
         1997, 1998, 1999, 2000, and thereafter. Rent expense was $550,387 and $419,173 in 1996 and 1995, respectively.

         (b) Royalties

         The Company has license agreements with unrelated third parties covering certain of its products requiring royalty payments ranging from 10% to 50% of product license and maintenance fees. Royalties related to these agreements were $289,273 and $159,128 in 1996 and 1995, respectively.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (c) Major Customers

         As of December 31, 1996, the Company had 1 major customer that represented 15% of total accounts receivable and 7% of net revenues for the year ended December 31, 1996. The Company had no major customers for the year ended December 31, 1995.


(8)     FOREIGN OPERATIONS

        The Company's operations outside of the United States consist solely of a sales office in the United Kingdom. Domestic operations are responsible for the design, development, and licensing of all products. Following are selected financial data, categorized by primary geographic area, for the years ended December 31, 1996 and 1995.

                                                         1996                1995
                                                      -----------         -----------
              Sales to unaffiliated customers:
                North America                         $ 5,306,348         $ 5,139,824
                United Kingdom                          1,170,951           1,418,656
                                                      -----------         -----------

                      Total                           $ 6,477,299         $ 6,558,480
                                                      ===========         ===========
              Operating income (loss):
                North America                         $(1,181,971)        $(2,213,099)
                United Kingdom                             17,362              20,751
                                                      -----------         -----------

                      Total                           $(1,164,609)        $(2,192,348)
                                                      ===========         ===========
              Total assets:
                North America                         $ 6,296,838         $ 6,886,105
                United Kingdom                            412,409             442,666
                                                      -----------         -----------

                      Total                           $ 6,709,247         $ 7,328,771
                                                      ===========         ===========

              Export sales                            $ 1,045,775         $ 1,249,454
                                                      ===========         ===========