Form 10KSB/A
period 1996-12-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1997-04-29
CIK 919175

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-KSB/A

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

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         FORM 10-KSB, DECEMBER 31, 1996

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              ENLIGHTEN SOFTWARE SOLUTIONS, INC.


                                                   /s/ Peter J. McDonald
                                                   -----------------------------
                                                   Peter J. McDonald
                                                   Chief Executive Officer





/s/ Peter J. McDonald
-------------------------------------
Peter J. McDonald,  April 10, 1997
Chief Executive Officer




/s/ Michael A. Morgan
-------------------------------------
Michael A. Morgan,  April 10, 1997
Chief Financial Officer




/s/ Peter J. Sprague
-------------------------------------
Peter J. Sprague,  April 10, 1997
Director




/s/ Bruce Cleveland
-------------------------------------
Bruce Cleveland,  April 10, 1997
Director