Form 10QSB
period 1997-03-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1997-05-15
CIK 919175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-23446



                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
               ---------------------------------------------------
               (Exact Name as registrant specified in its charter)


          CALIFORNIA                                     94-3008888
          ----------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)


999 BAKER WAY, FIFTH FLOOR,  SAN MATEO, CALIFORNIA        94404
--------------------------------------------------        -----
  (Address of principal executive offices)              (Zip code)


                                 (415) 578-0700
                                 --------------
              (Registrant's telephone number, including area code)


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES    X   NO
            ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997:

                                                   OUTSTANDING
          CLASS                                   MARCH 31, 1997
          -----                                   --------------
Common Stock, no par value                          2,937,496

                          This is Page 1 of 14 Pages.
                    The Index to Exhibits begins on Page 13

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                        PAGE NO.
--------------------------------------------------------------------------------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets -                       3
                   As of March 31, 1997 and December 31, 1996

            Condensed Consolidated Statements of Operations -             4
                   Three months ended March 31, 1997 and 1996

            Condensed Consolidated Statements of Cash Flows -             5
                   Three months ended March 31, 1997 and 1996

            Notes to Condensed Consolidated Financial Statements          6

Item 2.     Management's Discussion and Analysis of                       8
            Financial Condition and Results of Operations



--------------------------------------------------------------------------------
PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                              11

--------------------------------------------------------------------------------
SIGNATURES                                                                12

--------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                       March 31,        December 31,
                                                                         1997               1996
                                                                      -----------       -----------
                                                                      (Unaudited)         (Audited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                        $   505,000       $   689,611
     Short term investments                                             1,129,400         1,639,065
     Accounts receivable, less allowance for doubtful accounts          1,494,760         1,500,051
     Refundable income taxes                                              400,669           400,669
     Prepaid expenses and other assets                                    176,390           215,819
                                                                      -----------       -----------

         Total current assets                                           3,706,219         4,445,215

     Property and equipment, net                                        1,121,762         1,152,302
     Acquired technology and software development costs, net              845,694           903,346
     Other assets                                                         212,582           208,384
                                                                      -----------       -----------

                                                                      $ 5,886,257       $ 6,709,247
                                                                      ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                               459,974           344,266
     Accrued and other current liabilities                                335,328           595,252
     Deferred revenue                                                   1,816,464         1,475,273
                                                                      -----------       -----------

         Total current liabilities                                      2,611,766         2,414,791
                                                                      -----------       -----------

Shareholders' equity:
     Common stock                                                       4,987,197         4,921,208
     Unrealized gain on investments                                        40,400               -
     Accumulated deficit                                               (1,753,106)         (626,752)
                                                                      -----------       -----------

         Total shareholders' equity                                     3,274,491         4,294,456
                                                                      -----------       -----------

                                                                      $ 5,886,257       $ 6,709,247
                                                                      ===========       ===========







               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                     Three months ended
                                                           March 31,
                                                 -----------------------------
                                                     1997              1996
                                                 -----------       -----------
Revenue:
      Product license fees                       $   431,678       $   327,618
      Product maintenance fees                       862,205           914,842
      Consulting services                             35,051           226,136
                                                 -----------       -----------

         Total revenue                             1,328,934         1,468,596

Cost of revenue                                      230,290           301,780
                                                 -----------       -----------

         Gross profit                              1,098,644         1,166,816
                                                 -----------       -----------

Operating expenses:
      Research and development                       696,264           399,902
      Sales and marketing                          1,170,545           581,953
      General and administrative                     357,603           321,082
                                                 -----------       -----------

         Total operating expenses                  2,224,412         1,302,937
                                                 -----------       -----------

         Operating loss                           (1,125,768)         (136,121)
                                                 -----------       -----------

Other income (expense):
      Interest income, net                             2,774            32,946
      Foreign exchange loss, net                      (2,280)          (37,326)
                                                 -----------       -----------

         Total other income (expense)                    494            (4,380)
                                                 -----------       -----------

         Loss before income taxes                 (1,125,274)         (140,501)

Income tax expense (benefit)                           1,080           (34,828)
                                                 -----------       -----------

         Net loss                                $(1,126,354)      $  (105,673)
                                                 ===========       ===========

Net loss per share                               $     (0.39)      $     (0.04)
                                                 ===========       ===========

Shares used in computing net loss per share        2,924,226         2,824,187
                                                 ===========       ===========





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             Three months ended
                                                                                   March 31,
                                                                         -----------------------------
                                                                             1997             1996
                                                                         -----------       -----------
Cash flows from operating activities:
     Net loss                                                            $(1,126,354)      $  (105,673)
     Adjustments to reconcile net loss to net cash (used for)
        provided by operating activities:
          Depreciation and amortization                                      172,286           124,774
          Changes in operating assets and liabilities:
            Accounts receivable, net                                           5,291           219,336
            Refundable income taxes                                              -             (39,188)
            Prepaid expenses and other assets                                 35,231           (21,222)
            Trade accounts payable                                           115,708           123,640
            Accrued and other liabilities                                   (259,924)         (326,106)
            Deferred revenue                                                 341,191           101,601
                                                                         -----------       -----------

               Net cash provided (used for) by operating activities         (716,571)           77,162
                                                                         -----------       -----------

Cash flows from investing activities:
     Short-term investments, net                                             550,065           318,727
     Capitalization of software development costs                            (32,520)         (189,574)
     Purchases of property and equipment                                     (51,574)          (37,518)
                                                                         -----------       -----------

               Net cash provided by investing activities                     465,971            91,635
                                                                         -----------       -----------

Cash flows from financing activities:
     Proceeds from issuance of stock                                          65,989            10,108
                                                                         -----------       -----------

Net (decrease) increase in cash and cash equivalents                        (184,611)          178,905
Cash and cash equivalents at beginning of period                             689,611         2,124,525
                                                                         -----------       -----------
Cash and cash equivalents at end of period                               $   505,000       $ 2,303,430
                                                                         ===========       ===========





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Basis of Presentation

The Consolidated Financial Statements of ENlighten Software Solutions, Inc. and Subsidiary (the "Company") included in the Company's Form 10-KSB for the year ended December 31, 1996 contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this Quarterly Report on Form 10-QSB. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of March 31, 1997, and the results of operations and cash flows for the interim periods presented.

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

The Company has classified its investments in commercial paper and U.S. Treasury notes as "held to maturity." All such investments mature in less than one year and are stated at amortized cost, which approximates fair value. Interest income is recorded using an effective interest rate, with the associated discount or premium amortized to interest income.

Additionally, the Company has classified its investments in preferred stock as "available-for-sale." Such investments are recorded at fair market value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                                   (UNAUDITED)


4.  Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is less.

5.  Acquired Technology and Software Development Costs

A summary of acquired technology and software development costs as of March 31, 1997 and December 31, 1996 follows:

                                     March 31,     December 31,
                                       1997            1996
                                    ----------      ----------
Acquired technology                 $  475,000      $  475,000
Software development costs           1,545,253       1,512,733
                                    ----------      ----------

                                     2,020,253       1,987,733
                                    ----------      ----------
Less accumulated amortization:
Acquired technology                    348,124         334,999
Software development costs             826,435         749,388
                                    ----------      ----------

                                     1,174,559       1,084,387
                                    ----------      ----------

                                    $  845,694      $  903,346
                                    ==========      ==========


6.  Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. Had SFAS No. 128 been effective for the quarter ended March 31, 1997, basic EPS and diluted EPS would not have been significantly different from the reported net loss per share.

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

     The Company intends to continue expansion of its market presence through hiring additional staff, diversifying its product line, and/or adding features to existing products. This may require the Company to incur substantial additional operating expenses prior to its receipt of material additional revenues, if any, resulting from those expenditures. The Company expects that these expenses will be incurred prior to earning any related revenue and, therefore, may adversely affect the Company's quarterly net income in future periods.


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

RESULTS OF OPERATIONS

     Total revenue. Revenue for the first quarter of 1997, totaled $1,329,000, a 10% decrease when compared to the same quarter in 1996. Product license fees increased, while revenue from maintenance fees and consulting services decreased over the same quarter of the prior year.

     Product license fees increased by $104,000, or 32%, in the first quarter of 1997 when compared to the same quarter of 1996. The increase is primarily due to the Company's UNIX product line which generated license fees of $60,000, or 14% of the first quarter's license fees. There were no comparable UNIX product line revenues in the prior quarter. License fees from the Company's Tandem product line increased by $42,000, or 13%, when compared to the first quarter in 1996.

     Revenue from consulting services decreased by $191,000, or 85%, in the first quarter of 1997 when compared to the same quarter of 1996. The decrease is due to a reduced level of Tandem-related services projects. The Company expects continued decreasing consulting service revenue as it restructures its service division to focus on service projects closely related to its product lines, as opposed to tailored development projects.

     Cost of revenue. Cost of revenue decreased by $71,000, or 24%, in the first quarter of 1997 when compared to the same quarter in 1996. This decrease is attributable to a decrease in costs associated with consulting services. Costs of consulting services were reduced commensurate with the decrease in consulting revenue. The decrease in consulting services costs was partially offset by an increase in third party royalties and amortization related to capitalized costs from internally developed software. The increase in third party royalties relates to the overall increase in product license fees and an increase in revenue from products with higher royalty rates. The increase in amortization is a result of the release of various internally developed products, most notably version 2.0 of ENlighten for UNIX - Distributed Systems ManagerTM ("DSM") during mid-1996. Gross research and development costs increased $139,000, or 24%. The remaining increase is due to a reduction in capitalized software development costs.

     Research and development. Research and development expenditures increased by $296,000, or 74%, in the first quarter of 1997, compared with same quarter in 1996. Gross research and development costs increased $139,000, or 24%. The remaining increase is due to a reduction in capitalized software development costs. The increase in net research and development is attributable to the use of short-term contractors in the continued development of the Company's DSM product. During the first quarter of 1997, the Company released DSM version 2.1 and delivered its planned release of a DSM port to the Digital Equipment Corporation ("DEC") platform. Additionally, the Company neared completion of the port of DSM to Microsoft Windows NT, due for general availability in the second quarter 1997. Due to these rapid increased demands on the engineering staff, contractors were used during the first quarter of 1997. While necessary to fill immediate needs, the use of third party contractors is more expensive than full time employee equivalents. The Company expects research and development expenditures to remain higher, both in total dollars and as a percentage of revenue, throughout 1997 when compared to 1996.

     Sales and marketing. Sales and marketing expenses increased by $588,000, or 101%, during the first quarter of 1997 compared to the same quarter of 1996. This increase is mainly attributable to an increase in sales and marketing personnel. Worldwide sales and marketing personnel-related costs increased due to the Company's reconstruction of its sales and marketing division, including senior management positions, and an increase to its direct sales force in the United States and Europe. Sales and marketing expenses in the first quarter of 1996 reflected lower personnel costs due to a reduction in force in January 1996.

     General and administrative. General and administrative expenses increased by $37,000, or 11%, for the first quarter of 1997 when compared to the same quarter of 1996. The increase in expenses was due to increases in personnel and related overhead.

     Provision for income taxes. The Company recognized a tax benefit of $35,000 in the first quarter of 1996. A tax benefit was recognized due to the Company's ability to recover previously paid income taxes. The tax expense for the first quarter of 1997 results from tax expense related to foreign jurisdictions.

     Net loss. Net loss was $1,126,000 in the first quarter of 1997, compared to a net loss of $106,000 in the same quarter in 1996. The net loss per share was $.39, based on 2,924,000 shares outstanding in the first quarter of 1997, compared to a loss per share of $.04, based on 2,824,000 shares outstanding, in the same quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 1997 the Company's operating activities used cash of $717,000, compared to cash provided by operating activities of $77,000 in the same period of the prior year. The change is principally related to an increased net loss.

     The Company's investing activities have consisted primarily of sales of short-term investments, capitalization of software development costs, and expenditures for capital equipment. Investing activities provided cash of $466,000 for the three months ended March 31, 1997, compared with cash provided of $92,000 in same period in 1996. The change is due to an increase in sales of short-term investments and a decrease in capitalization of software development costs during the three months ended March 31, 1997, when compared to the same period in 1996.

     Financing activities provided cash of $66,000 in the three months ended March 31, 1997, compared with using cash of $10,000 for the same period in the prior year. The change is due to an increased level of funds provided by employee option exercises and reduced debt payments.

     As of March 31, 1997, the Company had cash, cash equivalents, and short-term investments of $1,634,000, compared to $3,305,000 at March 31, 1996, and working capital of $1,094,000, compared to working capital of $2,470,000 at March 31, 1996.

     The Company is currently leasing approximately 17,000 square feet of office space in San Mateo, California, under a lease expiring in April 2001.

     The Company believes that its existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through at least through June 30, 1997.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, MARCH 31, 1997

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The exhibits listed in the accompanying Index of Exhibits on Page 14 are filed or incorporated by reference as part of this report. Exhibit numbers 10.1, 10.2, 10.3, 10.14, 10.15, 10.16, 10.21,
              10.21.1, 10.22, 10.23, 10.24, 10.25, and 10.26 are management contracts or compensatory plans or arrangements.

         (b)  Reports on Form 8-K

              During the quarter ended March 31, 1997, the Company did not file any reports on Form 8-K.

ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                           FORM 10-QSB, MARCH 31, 1997

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

                       ENlighten Software Solutions, Inc.


DATE:                        SIGNATURE:  /s/ Peter J. McDonald
                                         ------------------------
                                         Peter J. McDonald
                                         Chief Executive Officer



DATE:                        SIGNATURE:  /s/ Michael A. Morgan
                                         ------------------------
                                         Michael A. Morgan
                                         Chief Financial Officer

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, MARCH 31, 1997
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
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

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
10.21(6)@     Employment letter and Termination and Change in Control Agreement, dated March 4, 1996, by and between ENlighten Software Solutions,
              Inc. and Byron E. Jacobs.

10.21.1(7)@   Amendment to Employment letter and Termination and Change in
              Control Agreement, dated November 6, 1996, by and between
              ENlighten Software Solutions, Inc. and Byron E. Jacobs.

10.22(6)@     Nonqualified Stock Option Agreement, dated March 4, 1996, by and between ENlighten Software Solutions, Inc. and Byron E. Jacobs.

10.23(6)@     Incentive Stock Option Agreement, dated March 4, 1996, by and between ENlighten Software Solutions, Inc. and Byron E. Jacobs.

10.24(7)@     Termination and Change in Control Agreement, dated April 24, 1996, by and between ENlighten Software Solutions, Inc. and Michael A.
              Morgan.

10.25(7)@     Employment letter, dated December 27, 1996, by and between
              ENlighten Software Solutions, Inc. and Mark Himelstein.

10.26(7)@     Nonqualified Stock Option Agreement, dated December 27, 1996, by and between ENlighten Software Solutions, Inc. and Mark
              Himelstein.

21.1(5)       Subsidiaries of the Company.

----------

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

6 Incorporated by reference from an exhibit of the same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

7 Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

@         Compensatory or employment arrangement.