Form 10QSB
period 1997-06-30
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1997-08-13
CIK 919175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-23446



                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                       ----------------------------------
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


                                 (415) 578-0700
              (Registrant's telephone number, including area code)


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
          ---   ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997:
                                                            OUTSTANDING
                  CLASS                                    JUNE 30, 1997
                  -----                                    -------------
       Common Stock, no par value                            2,938,124


                           This is Page 1 of 14 Pages.
                     The Index to Exhibits begins on Page 13

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                  PAGE NO.
--------------------------------------------------------------------------------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -                   3
               As of June 30, 1997 and December 31, 1996

           Condensed Consolidated Statements of Operations -         4
               Three months ended June 30, 1997 and 1996, and
               Six months ended June 30, 1997 and 1996

           Condensed Consolidated Statements of Cash Flows -         5
               Six months ended June 30, 1997 and 1996

           Notes to Condensed Consolidated Financial Statements      6

Item 2.    Management's Discussion and Analysis of                   8
           Financial Condition and Results of Operations


--------------------------------------------------------------------------------
PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                        11
Item 4.    Submissions of Matters to a Vote of Security Holders     11
Item 6.    Exhibits and Reports on Form 8-K                         11

--------------------------------------------------------------------------------
SIGNATURES                                                          12

--------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   June 30,       December 31,
                                                                     1997            1996
                                                                  ------------    ------------
                                                                  (Unaudited)       (Audited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                     $   208,564      $   689,611
    Short term investments                                            712,104        1,639,065
    Accounts receivable, less allowance for doubtful accounts       1,092,636        1,500,051
    Refundable income taxes                                           400,669          400,669
    Prepaid expenses and other assets                                 193,517          215,819
                                                                  -----------      -----------
             Total current assets                                   2,607,490        4,445,215

    Property and equipment, net                                     1,050,924        1,152,302
    Acquired technology and software development costs, net           785,256          903,346
    Other assets                                                      217,581          208,384
                                                                  -----------      -----------
                                                                  $ 4,661,251      $ 6,709,247
                                                                  ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                        $   259,168      $   344,266
    Accrued and other current liabilities                             346,801          595,252
    Deferred revenue                                                1,467,190        1,475,273
                                                                  -----------      -----------
             Total current liabilities                              2,073,159        2,414,791
                                                                  -----------      -----------
Shareholders' equity:
    Common stock                                                    5,014,741        4,921,208
    Unrealized gain on investments                                     26,104               --
    Accumlated deficit                                             (2,452,753)        (626,752)
                                                                  -----------      -----------
             Total shareholders' equity                             2,588,092        4,294,456
                                                                  -----------      -----------
                                                                  $ 4,661,251      $ 6,709,247
                                                                  ===========      ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     Three months ended                 Six months ended
                                                           June 30,                         June 30,
                                                ----------------------------      ----------------------------
                                                    1997            1996             1997             1996
                                                -----------      -----------      -----------      -----------
Revenue:
    Product license fees                        $   540,952      $   167,402      $   972,630      $   495,020
    Product maintenance fees                        846,687          861,024        1,708,892        1,775,866
    Consulting services                              40,711           90,405           75,762          316,541
                                                -----------      -----------      -----------      -----------
              Total revenue                       1,428,350        1,118,831        2,757,284        2,587,427

Cost of revenue                                     235,636          221,692          465,926          523,472
                                                -----------      -----------      -----------      -----------
              Gross profit                        1,192,714          897,139        2,291,358        2,063,955
                                                -----------      -----------      -----------      -----------
Operating expenses:
    Research and development                        541,888          442,744        1,238,152          842,646
    Sales and marketing                             947,271          650,079        2,117,816        1,232,032
    General and administrative                      445,113          333,940          802,716          655,022
                                                -----------      -----------      -----------      -----------
              Total operating expenses            1,934,272        1,426,763        4,158,684        2,729,700
                                                -----------      -----------      -----------      -----------

              Operating loss                       (741,558)        (529,624)      (1,867,326)        (665,745)
                                                -----------      -----------      -----------      -----------
Other income (expense):
    Interest income net of interest expense          32,234           38,736           35,008           71,682
    Foreign exchange gain (loss), net                 9,677          (19,140)           7,397          (56,466)
                                                -----------      -----------      -----------      -----------
              Total other income                     41,911           19,596           42,405           15,216
                                                -----------      -----------      -----------      -----------

              Loss before income taxes             (699,647)        (510,028)      (1,824,921)        (650,529)

Income tax expense (benefit)                              0         (123,408)           1,080         (158,236)
                                                -----------      -----------      -----------      -----------
              Net loss                          $  (699,647)     $  (386,620)     $(1,826,001)     $  (492,293)
                                                ===========      ===========      ===========      ===========

Net loss per share                              $     (0.24)     $     (0.13)     $     (0.62)     $     (0.17)
                                                ===========      ===========      ===========      ===========

Shares used in computing net loss per share       2,937,810        2,894,144        2,931,018        2,860,637
                                                ===========      ===========      ===========      ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     Six months ended
                                                                          June 30,
                                                               ----------------------------
                                                                  1997             1996
                                                               -----------      -----------
Cash flows from operating activities:
    Net loss                                                   $(1,826,001)     $  (492,293)
    Adjustments to reconcile net loss to net cash used for
       operating activities:
        Depreciation and amortization                              358,431          248,079
        Changes in operating assets and liabilities:
          Accounts receivable, net                                 407,415          583,717
          Refundable income taxes                                       --         (164,391)
          Prepaid expenses and other assets                         13,105          (30,569)
          Trade accounts payable                                   (85,098)          89,378
          Accrued and other liabilities                           (248,451)        (374,862)
          Deferred revenue                                          (8,083)        (141,514)
                                                               -----------      -----------
             Net cash used for operating activities             (1,388,682)        (282,455)
                                                               -----------      -----------
Cash flows from investing activities:
    Short-term investments, net                                    953,065         (756,772)
    Capitalization of software development costs                   (66,449)        (313,895)
    Purchases of property and equipment                            (72,514)        (104,766)
                                                               -----------      -----------
             Net cash provided by (used for)
               investing activities                                814,102       (1,175,433)
                                                               -----------      -----------
Cash flows from financing activities:
    Proceeds from issuance of stock                                 93,533          234,018
                                                               -----------      -----------

Net decrease in cash and cash equivalents                         (481,047)      (1,223,870)
Cash and cash equivalents at beginning of period                   689,611        2,124,525
                                                               -----------      -----------
Cash and cash equivalents at end of period                     $   208,564      $   900,655
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

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of June 30, 1997, and the results of operations and cash flows for the interim periods presented.

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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                                   (UNAUDITED)


5.  Acquired Technology and Software Development Costs

A summary of acquired technology and software development costs as of June 30, 1997 and December 31, 1996 follows:

                                     June 30,    December 31,
                                       1997          1996
                                   ----------    -----------
Acquired technology                $  475,000     $  475,000
Software development costs          1,579,182      1,512,733
                                   ----------     ----------
                                    2,054,182      1,987,733
                                   ----------     ----------
Less accumulated amortization:
Acquired technology                   361,249        334,999
Software development costs            907,677        749,388
                                   ----------     ----------
                                    1,268,926      1,084,387
                                   ----------     ----------
                                   $  785,256     $  903,346
                                   ==========     ==========


6.  Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. Had SFAS No. 128 been effective for the quarter ended June 30, 1997, basic EPS and diluted EPS would not have been significantly different from the reported net loss per share.

The FASB also recently issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 and No. 131 are both effective for fiscal 1998. The Company is currently evaluating the impact of these statements on the financial statements.

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

OVERVIEW

         ENlighten Software Solutions, Inc. develops, markets, and supports software products designed to automate the management of computer systems used by some of the world's largest companies in banking, finance, telecommunications, health care, information technology, and other major industries. ENlighten Software offers systems management and administration solutions for the UNIX and NT, as well as the Tandem systems markets. The Company's product solutions allow companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse platforms such as Sun Microsystems, IBM, Hewlett-Packard, Silicon Graphics, Digital Equipment Corporation, Santa Cruz Operation (SCO), and Microsoft Windows NT. The Company develops software products internally and enhances and packages other software products it acquires.

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

RESULTS OF OPERATIONS

         Total revenue. Revenue for the second quarter of 1997, totaled $1,428,000, a 28% increase when compared to the same quarter in 1996. Total revenue for the six months ended June 30, 1997, increased 7% to $2,757,000, from the same period in 1996. Product license fees increased significantly, while revenue from maintenance fees and consulting services decreased over the same periods of the prior year.

         Product license fees increased by $374,000, or 223%, in the second quarter of 1997 and increased by $478,000, or 96%, for the six months ended June 30, 1997, when compared to the same periods of 1996. The increase is primarily due to the Company's UNIX product, ENlighten for UNIX - Distributed Systems ManagerTM ("DSM"), which generated license fees of $257,000 and $317,000 in the second quarter of 1997 and the six months ended June 30, 1997, respectively. There were no comparable DSM revenues in the first six months of 1996. In the second quarter and the first six months of 1997, DSM revenue represented 48% and 33%, respectively, of total product license fees. All other products combined increased by $117,000, or 70%, and $161,000, or 33%, for the second quarter of 1997 and the six months ended June 30, 1997, respectively, when compared to the same periods of 1996.

         Revenue from consulting services decreased by $50,000, or 55%, in the second quarter of 1997 and decreased by $241,000, or 76%, for the six months ended June 30, 1997 when compared to the same periods in 1996. The decrease is due to a restructuring of the services division that resulted in the termination of high level custom development services projects by the end of the first quarter of 1996. The Company expects continued decreasing consulting service revenue as it restructures its service division to focus on service projects closely related to its product lines, as opposed to tailored development projects.

         Cost of revenue. Cost of revenue increased by $14,000, or 6%, in the second quarter of 1997 when compared to the same quarter in 1996. For the six months ended June 30, 1997, cost of revenue decreased by $58,000, or 11%. This decrease is attributable to a decrease in costs associated with consulting services. Costs of consulting services were reduced commensurate with the decrease in consulting revenue. The decrease in consulting services costs was partially offset by an increase in third party royalties and amortization related to capitalized costs from internally developed software. The increase in third party royalties relates to the overall increase in product license fees. The increase in amortization is a result of the release of various internally developed products, most notably version 2.0 DSM during mid-1996.

         Research and development. Research and development expenditures increased by $99,000, or 22%, in the second quarter of 1997, compared with same quarter in 1996. Gross research and development costs increased by $9,000, or 2%, while capitalized software development costs decreased by $90,000. For the six months ended June 30, 1997, research and development costs increased by $396,000, or 47%. The increase is a result of a $148,000 increase in gross research and development costs and a $248,000 reduction in capitalized software development costs. The increase in gross research and development costs is attributable to the use of short-term contractors in the continued development of the Company's DSM product. During the first half of 1997, the Company released DSM version 2.1, delivered its planned release of a DSM port to the Digital Equipment Corporation ("DEC") platform, and completed the port of DSM to Microsoft Windows NT. Due to these rapid increased demands on the engineering staff, contractors were used during the first half of 1997. While necessary to fill immediate needs, the use of third party contractors is more expensive than full time employee equivalents.

         Sales and marketing. Sales and marketing expenses increased by $297,000, or 46%, during the second quarter of 1997 compared to the same quarter of 1996, and $886,000, or 72%, year to date through June 30, 1997. This increase is mainly attributable to an increase in sales and marketing personnel. Worldwide sales and marketing personnel-related costs increased due to the Company's reconstruction of its sales and marketing division, including senior management positions, and an increase to its direct sales force in the United States and Europe. Additionally sales and marketing expenses in the first half of 1996 reflected lower personnel costs due to a reduction in force in January 1996.

         General and administrative. General and administrative expenses increased by $111,000, or 33%, for the second quarter of 1997 when compared to the same quarter of 1996. For the six month period ended June 30, 1997, general and administrative expenses increased by $148,000, or 23%. The increase in expenses was due to an increase in legal fees related to legal proceedings against a third party developer described in the Company's Form 10-KSB for the year ended December 31, 1996.

         Provision for income taxes. The Company recognized a tax benefit of $123,000 and $158,000 in the second quarter of 1996 and for the six months ended June 30, 1996, respectively. A tax benefit was recognized due to the Company's ability to recover previously paid income taxes and no similar tax benefit exists during 1997. The tax expense for the six month period ended June 30, 1997 results from tax expense related to foreign jurisdictions.

         Net loss. Net loss was $700,000 in the second quarter of 1997, compared to a net loss of $387,000 in the same quarter in 1996. The net loss was $1,826,000 for the six months ended June 30, 1997, compared to a net loss of $492,000 in the same period in 1996. The net loss per share was $.24, based on 2,938,000 weighted average shares outstanding in the second quarter of 1997, compared to a loss per share of $.13, based on 2,894,000 weighted average shares outstanding, in the same quarter of 1996. The net loss per share was $.62, based on 2,931,000 weighted average shares outstanding for the six months ended June 30, 1997, compared to a loss per share of $.17, based on 2,861,000 weighted average shares outstanding, in the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1997 the Company's operating activities used cash of $1,389,000, compared to cash used by operating activities of $282,000 in the same period of the prior year. The change is principally related to an increased net loss.

         The Company's investing activities have consisted primarily of sales of short-term investments, capitalization of software development costs, and expenditures for capital equipment. Investing activities provided cash of $814,000 for the six months ended June 30, 1997, compared with using cash of $1,175,000 in same period in 1996. The change is due to an increase in sales of short-term investments and a decrease in capitalization of software development costs during the six months ended June 30, 1997, when compared to the same period in 1996.

         Financing activities provided cash of $94,000 in the six months ended June 30, 1997, compared with providing cash of $234,000 for the same period in the prior year. The change is primarily due to decreased employee option exercises.

         As of June 30, 1997, the Company had cash, cash equivalents, and short-term investments of $921,000, compared to $2,978,000 at June 30, 1996, and working capital of $534,000, compared to working capital of $2,237,000 at June 30, 1996.

         The Company is currently leasing approximately 17,000 square feet of office space in San Mateo, California, under a lease expiring in April 2001. The Company is currently negotiating a sublease for approximately 4,300 square feet of its office space in San Mateo.

         The Company believes that its existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through at least through December 31, 1997.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, JUNE 30, 1997

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

In January 1997, the Company was served with two complaints and demands for arbitration from TRIicon Solutions, Inc. ("TSI"). In the first complaint, TSI requested arbitration in order to confirm the termination of a distribution agreement entered into by and between the Company and TSI in August 1993. The Company filed a response and counter-claim in February 1997 asserting the termination by TSI was improper and a breach of contract for which it seeks compensation from TSI. In the second complaint, TSI requested arbitration in order to confirm the termination of an agreement for use of technology by and between TSI and the Company entered into in February 1994. The Company filed a response and counter-claim in February 1997 asserting the termination by TSI was improper and a breach of contract for which it seeks compensation from TSI.

In June 1997 the parties agreed to mutually terminate the agreement for use of technology by and between TSI and the Company entered into in February 1994, and to drop all claims and counter-claims with respect to such agreement. Each party agreed to bear its own costs associated with this complaint and counter-claim.

An arbitration hearing before the American Arbitration Association was held in July 1997 with respect to the distribution agreement entered into by and between the Company and TSI in August 1993. As of this filing, the arbitrator has not rendered a decision. Failure to be properly compensated for such improper termination may have an adverse financial impact on the Company. At this time, the Company is unable to predict the ultimate outcome of such arbitration, or the amount of monetary compensation awarded, if any.

Item 4.  Submissions of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 20, 1997. The following matters were submitted to a vote of shareholders:

         (a)      Election of Directors

                                  Date of Term                          Votes
                 Name              Expiration             Votes        Withheld
                 ----             ------------            -----        --------
         Peter J. McDonald   1998 Annual Meeting        2,631,269       82,500
         Michael A. Morgan   1998 Annual Meeting        2,631,269       82,500
         Peter J. Sprague    1998 Annual Meeting        2,631,269       82,500
         Bruce Cleveland     1998 Annual Meeting        2,631,269       82,500

         (b)      Stock Option Plan Amendment

         A proposal was submitted to approve an amendment to the Company's 1992 Stock Option Plan to increase the maximum number of shares issuable under the Plan by 500,000 shares, from 1,000,000 shares to 1,500,000, and to increase by 125,000, from 25,000 to 150,000, the number of shares that may be issued to any person during any fiscal year of the Company. Approved by a vote of 1,943,670 shares in favor, 236,851 shares against, 3,550 shares abstaining, and 529,698 of broker non-votes.

         (c)      Appointment of Independent Auditors

         A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1997. Approved by a vote of 2,684,869 shares in favor, 28,800 shares against, 100 shares abstaining, and no broker non-votes.

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

         (b)      Reports on Form 8-K

                  During the quarter ended June 30, 1997, the Company did not file any reports on Form 8-K.

ITEMS 2, 3, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                           FORM 10-QSB, JUNE 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ENlighten Software Solutions, Inc.


DATE:_____________________            SIGNATURE:   /s/ Peter J. McDonald
                                                   -------------------------
                                                   Peter J. McDonald
                                                   Chief Executive Officer


DATE:_____________________            SIGNATURE:   /s/ Michael A. Morgan
                                                   -------------------------
                                                   Michael A. Morgan
                                                   Chief Financial Officer

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, JUNE 30, 1997
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

(7) Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

 @   Compensatory or employment arrangement.