Form 10QSB
period 1997-09-30
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1997-11-13
CIK 919175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934


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


                                 (650) 578-0700
                                 --------------
              (Registrant's telephone number, including area code)


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    YES   [X]     NO [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997:

                                                      OUTSTANDING
                  CLASS                            SEPTEMBER 30, 1997
                  -----                            ------------------
        Common Stock, no par value                     2,953,955


                           This is Page 1 of 15 Pages.
                     The Index to Exhibits begins on Page 15

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                           PAGE NO.
-----------------------------------------------------------------------------------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
             As of September 30, 1997 and December 31, 1996                   3

          Condensed Consolidated Statements of Operations -
             Three months ended September 30, 1997 and 1996, and
             Nine months ended September 30, 1997 and 1996                    4

          Condensed Consolidated Statements of Cash Flows -
             Nine months ended September 30, 1997 and 1996                    5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       9


-----------------------------------------------------------------------------------
PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13
Item 6.   Exhibits and Reports on Form 8-K                                   13

-----------------------------------------------------------------------------------
SIGNATURES                                                                   14

-----------------------------------------------------------------------------------

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   September 30,        December 31,
                                                                       1997                1996
                                                                   -------------        ------------
                                                                    (Unaudited)          (Audited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                        $   299,955         $   689,611
   Short term investments                                               286,651           1,639,065
   Accounts receivable, less allowance for doubtful accounts          1,209,159           1,500,051
   Refundable income taxes                                              127,035             400,669
   Prepaid expenses and other assets                                    180,761             215,819
                                                                    -----------         -----------
             Total current assets                                     2,103,561           4,445,215

   Property and equipment, net                                          976,297           1,152,302
   Acquired technology and software development costs, net              690,891             903,346
   Other assets                                                         221,034             208,384
                                                                    -----------         -----------
                                                                    $ 3,991,783         $ 6,709,247
                                                                    ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                           $   319,573         $   344,266
   Accrued and other current liabilities                                264,544             595,252
   Deferred revenue                                                   1,358,376           1,475,273
                                                                    -----------         -----------
             Total current liabilities                                1,942,493           2,414,791
                                                                    -----------         -----------

Shareholders' equity:
   Common stock                                                       5,058,989           4,921,208
   Unrealized gain on investments                                           651                  --
   Accumlated deficit                                                (3,010,350)           (626,752)
                                                                    -----------         -----------
             Total shareholders' equity                               2,049,290           4,294,456
                                                                    -----------         -----------
                                                                    $ 3,991,783         $ 6,709,247
                                                                    ===========         ===========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                       Three months ended                  Nine months ended
                                                         September 30,                       September 30,
                                                 -----------------------------       -----------------------------
                                                    1997              1996              1997              1996
                                                 -----------       -----------       -----------       -----------
Revenue:
   Product license fees                          $   365,173       $   958,087       $ 1,337,803       $ 1,453,107
   Product maintenance fees                          835,294           783,832         2,544,186         2,559,698
   Consulting services                                35,022            58,203           110,784           374,744
                                                 -----------       -----------       -----------       -----------
           Total revenue                           1,235,489         1,800,122         3,992,773         4,387,549

Cost of revenue                                      233,577           285,512           699,503           808,984
                                                 -----------       -----------       -----------       -----------
           Gross profit                            1,001,912         1,514,610         3,293,270         3,578,565
                                                 -----------       -----------       -----------       -----------

Operating expenses:
   Research and development                          453,052           568,693         1,691,204         1,411,339
   Sales and marketing                               743,912           804,410         2,861,728         2,036,442
   General and administrative                        386,870           359,908         1,189,586         1,014,930
                                                 -----------       -----------       -----------       -----------
           Total operating expenses                1,583,834         1,733,011         5,742,518         4,462,711
                                                 -----------       -----------       -----------       -----------
           Operating loss                           (581,922)         (218,401)       (2,449,248)         (884,146)
                                                 -----------       -----------       -----------       -----------

Other income (expense):
   Interest income net of interest expense            33,897            35,686            68,905           107,368
   Foreign exchange gain (loss), net                  (9,574)           19,705            (2,177)          (36,761)
                                                 -----------       -----------       -----------       -----------
           Total other income                         24,323            55,391            66,728            70,607
                                                 -----------       -----------       -----------       -----------
           Loss before income taxes                 (557,599)         (163,010)       (2,382,520)         (813,539)

Income tax expense (benefit)                               0             1,822             1,080          (156,414)
                                                 -----------       -----------       -----------       -----------
           Net loss                              $  (557,599)      $  (164,832)      $(2,383,600)      $  (657,125)
                                                 ===========       ===========       ===========       ===========

Net loss per share                               $     (0.19)      $     (0.06)      $     (0.81)      $     (0.23)
                                                 ===========       ===========       ===========       ===========

Shares used in computing net loss per share        2,946,040         2,894,273         2,936,025         2,875,060
                                                 ===========       ===========       ===========       ===========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                             Nine months ended
                                                                               September 30,
                                                                       -----------------------------
                                                                          1997              1996
                                                                       -----------       -----------
Cash flows from operating activities:
   Net loss                                                            $(2,383,600)      $  (657,125)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
      Depreciation and amortization                                        523,807           434,849
      Changes in operating assets and liabilities:
        Accounts receivable, net                                           290,892          (335,923)
        Refundable income taxes                                            273,634          (164,391)
        Prepaid expenses and other assets                                   22,408           (29,605)
        Trade accounts payable                                             (24,693)          291,624
        Accrued and other liabilities                                     (330,708)         (347,013)
        Deferred revenue                                                  (116,897)         (115,291)
                                                                       -----------       -----------
             Net cash used for operating activities                     (1,745,157)         (922,875)
                                                                       -----------       -----------

Cash flows from investing activities:
   Short-term investments, net                                           1,353,065          (754,572)
   Capitalization of software development costs                            (66,449)         (378,667)
   Purchases of property and equipment                                     (68,898)         (141,451)
                                                                       -----------       -----------
             Net cash provided by (used for) investing activities        1,217,718        (1,274,690)
                                                                       -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of stock                                         137,783           257,927
                                                                       -----------       -----------

Net decrease in cash and cash equivalents                                 (389,656)       (1,939,638)
Cash and cash equivalents at beginning of period                           689,611         2,124,525
                                                                       -----------       -----------
Cash and cash equivalents at end of period                             $   299,955       $   184,887
                                                                       ===========       ===========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Basis of Presentation

The Consolidated Financial Statements of ENlighten Software Solutions, Inc. and Subsidiary (the "Company") included in the Company's Form 10-KSB for the year ended December 31, 1996 contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this Quarterly Report on Form 10-QSB. The balance sheet at December 31, 1996 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles. These interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial information contained herein is not necessarily indicative of results for any future period.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of September 30, 1997, and the results of operations and cash flows for the interim periods presented.

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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                                   (UNAUDITED)


5.  Acquired Technology and Software Development Costs

A summary of acquired technology and software development costs as of September 30, 1997 and December 31, 1996 follows:

                                                 September 30,       December 31,
                                                     1997                1996
                                                  ----------          ----------
Acquired technology                               $  475,000          $  475,000
Software development costs                         1,579,182           1,512,733
                                                  ----------          ----------

                                                   2,054,182           1,987,733
                                                  ----------          ----------
Less accumulated amortization:
Acquired technology                                  374,374             334,999
Software development costs                           988,917             749,388
                                                  ----------          ----------

                                                   1,363,291           1,084,387
                                                  ----------          ----------
                                                  $  690,891          $  903,346
                                                  ==========          ==========


6.  Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share and requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of all prior period earnings per share data presented after the effective date. Had SFAS No. 128 been effective for the quarter ended September 30, 1997, basic EPS and diluted EPS would not have been significantly different from the reported net loss per share.

On July 1, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

The FASB also recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for fiscal years beginning after December 31, 1997, with earlier application encouraged. The statement's interim reporting disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS No. 131 is effective. The Company is currently evaluating the impact of these statements on the financial statements.

7.  Subsequent Event

On September 22, 1997, the Company entered into an Agreement (the "Agreement") with New Dimension Software, Inc., a California corporation ("NDS"), a wholly owned subsidiary of New Dimension Software, Ltd., a publicly-held company that develops, markets, and supports integrated software solutions that allow information technology organizations to manage data center production flow end-to-end, pursuant to which NDS will acquire the Company's Tandem software products and related equipment. Under the terms of the Agreement, effective October 1, 1997, NDS paid the Company an initial amount of approximately $2.5 million with additional payments over the subsequent three-year period based upon various performance objectives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis Of Financial Condition and Results Of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" contained in the Company's 1996 Report on Form 10-KSB. In this report, the words "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

        The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the audited financial statements and notes thereto of the Company for the year ended December 31, 1996 included in the Company's Form 10-KSB.

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

        On September 22, 1997, the Company entered into a definitive agreement with New Dimension Software, Inc. providing for New Dimension's purchase of ENlighten's Tandem systems management software product line, effective October 1, 1997. Under the terms of the Agreement, effective October 1, 1997, NDS paid the Company an initial amount of approximately $2.5 million with additional payments over the subsequent three-year period based upon various performance objectives. The sale of the Tandem product line also included the transfer of approximately 12 employees associated with ENlighten's Tandem operations to New Dimension.

        The following statements regarding the Company's future revenues, expenses, and net income are forward-looking statements, and actual results may vary substantially depending upon a variety of factors described in this paragraph and elsewhere in this report.

        Prior to its disposition, the Company's Tandem product line provided the substantial majority of the Company's revenue. The Company now intends to expand its market presence by focusing its resources on the development, support, marketing, and distribution of its UNIX/NT product line. Concurrently, the Company is shifting its sales model from using primarily direct field sales to employing primarily indirect channels, relying on third parties (OEMs, VARs system integrators, applications software vendors, and resellers) to distribute the Company's products. The Company intends to expand its engineering and technical service departments in order to effectively maintain and support an anticipated expansion of its customer base as a result of the distribution of its product through indirect channels.

        The sales cycle associated with an indirect sales model is considerably longer than those associated with a direct sales model. Consequently, this may require the Company to incur substantial additional operating expenses prior to its receipt of material additional revenues, if any, resulting from those expenditures. The Company expects that these expenses will be incurred prior to earning any related revenue and, therefore, may adversely affect the Company's quarterly net income from operations in future periods.

        The success of the Company's strategy is dependent on the Company's ability to expand its indirect sales, technical services, and engineering organizations and to establish indirect distribution channels, including OEMs, VARs system integrators, applications software vendors, and resellers. If the Company is unable to expand its indirect sales, technical services, and engineering organizations and develop appropriate distribution channels on a timely basis, the Company's business, operating results and financial condition would be materially adversely affected.

        The Company will derive a substantial majority of its revenues from its ENlighten for UNIX Distributed Systems ManagerTM ("DSM") software product and related services, and the Company expects that revenues from DSM will continue to account for a majority of the Company's revenues for the foreseeable future. Broad market acceptance of DSM is, therefore, critical to the Company's future success. As a result, failure to achieve broad market acceptance of DSM, as a result of competition, technological change, or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The life cycle of DSM is difficult to estimate due in large measure to the recent emergence of the Company's market, the effect of new products, applications or product enhancements, technological changes in the distributed system management environment in which DSM operates and future competition. There can be no assurance that the Company will be successful in marketing DSM or any new products, applications, or product enhancements.

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

RESULTS OF OPERATIONS

        Total revenue. Total revenue decreased 31% from $1,800,000 for the three months ended September 30, 1996, to $1,235,000 for the three months ended September 30, 1997, and decreased 9% from $4,388,000 for the nine months ended September 30, 1996, to $3,993,000, for the nine months ended September 30, 1997. The decrease in total revenue was primarily a result of declines in product license fees and consulting fees.

        Product license fees decreased 62% from $958,000 for the three months ended September 30, 1996 to $365,000 for the three months ended September 30, 1997 and decreased 8% from $1,453,000 for the nine months ended September 30, 1996 to $1,338,000 for the nine months ended September 30, 1997. License fees were impacted by a higher than normal turnover rate in the sales and marketing organization at both the staff and executive management levels and was also negatively affected by the pending disposition of the Tandem product line. Additionally, the third quarter of 1996 included significant revenue from a license to one customer for which there was no comparable significant single sale in the third quarter of 1997. Product license fees from the Company's Tandem product line decreased by $399,000 for the nine months ended September 30, and was partially offset by a $284,000 increase in the Company's UNIX product, ENlighten for UNIX - Distributed Systems ManagerTM ("DSM"). DSM generated license fees of $391,000 in the nine months ended September 30, 1997.

        Revenue from consulting services decreased 40% from $58,000 for the three months ended September 30, 1996 to $35,000 for the three months ended September 30, 1997 and decreased 70% from $375,000 for the nine months ended September 30, 1996 to $111,000 for the nine months ended September 30, 1997. The decrease is due to a restructuring of the services division that resulted in the termination of high level custom development services projects by the end of the first quarter of 1996. The Company expects continued decreasing consulting service revenue as it continues to terminate Tandem related services projects and restructures its service division to focus on service projects closely related to its UNIX/NT product.

        Cost of revenue. Cost of revenue decreased 18% from $286,000 for the three months ended September 30, 1996 to $234,000 for the three months ended September 30, 1997 and decreased 14% from $809,000 for the nine months ended September 30, 1996 to $700,000 for the nine months ended September 30, 1997. This decrease is attributable to a decrease in costs associated with consulting services. Costs of consulting services were reduced commensurate with the decrease in consulting revenue. The decrease in consulting services costs was partially offset by an increase in amortization related to capitalized costs from internally developed software. The increase in amortization is a result of the release of various internally developed products.

        Research and development. Research and development expenditures decreased by 20% from $569,000 for the three months ended September 30, 1996 to $453,000 for the three months ended September 30, 1997 and increased 20% from $1,411,000 for the nine months ended September 30, 1996 to $1,691,000 for the nine months ended September 30, 1997. The decrease in the comparative quarters is related to a reduction in personnel, particularly contractors. The increase in the nine months ended September 30, is a result of a $313,000 reduction in capitalized software development costs which was partially offset by a $33,000 decrease in gross research and development costs. The Company believes that a significant level of research and development investment is required as the Company expands the market penetration of its DSM product and to remain competitive. Thus, it expects such expenses related to the DSM product will increase in future periods, although they will be partially offset by a decrease in such expenses as a result of the disposition of the Tandem product line.

        Sales and marketing. Sales and marketing expenses decreased 8% from $804,000 for the three months ended September 30, 1996 to $744,000 for the three months ended September 30, 1997 and increased 41% from $2,036,000 for the nine months ended September 30, 1996 to $2,862,000 for the nine months ended September 30, 1997. The decrease for the comparative quarters was primarily due to decreased sales commissions as a result of lower revenue and a reduction in personnel in the sales organization. This decrease was partially offset by increased expense related to the Company's UK subsidiary, which was a result of an increase in personnel and increased marketing expenses. The increase in sales and marketing expenses for the nine months ended September 30, is mainly attributable to an increase in expenses related to the Company's UK subsidiary including the addition of senior management positions and the undertaking of several new marketing initiatives. Additionally sales and marketing expenses in the first nine months of 1996 reflected lower personnel costs due to a reduction in force in January 1996. An expansion of the worldwide sales and marketing force began during the third quarter of 1996.

        General and administrative. General and administrative expenses increased 7% from $360,000 for the three months ended September 30, 1996 to $387,000 for the three months ended September 30, 1997 and increased 17% from $1,015,000 for the nine months ended September 30, 1996 to $1,190,000 for the nine months ended September 30, 1997. The increase in expenses was due to increased legal fees related to legal proceedings against a third party developer described in the Company's Form 10-KSB for the year ended December 31, 1996.

        Provision for income taxes. The Company recognized a net tax benefit of $156,000 in the first nine months of 1996. A tax benefit was recognized due to the Company's ability to recover previously paid income taxes and no similar tax benefit exists in 1997. The tax expense for the nine months of 1997 is a result of tax expense related to foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and short-term investments totaled $587,000 at September 30, 1997, and represented 15% of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper. At September 30, 1997, the Company had no long-term debt and shareholders' equity was $2,049,000.

        During the first nine months of 1997 the Company's operating activities used cash of $1,745,000, compared to cash used by operating activities of $923,000 in the same period of the prior year. The change is principally related to an increased net loss for the nine months ended September 30, 1997.

        The Company's investing activities have consisted primarily of sales of short-term investments, capitalization of software development costs, and expenditures for capital equipment. Investing activities provided cash of $1,218,000 for the nine months ended September 30, 1997, compared with using cash of $1,275,000 in same period in 1996. The change is due to an increase in sales of short-term investments and a decrease in capitalization of software development costs during the nine months ended September 30, 1997, when compared to the same period in 1996.

        Financing activities provided cash of $138,000 in the nine months ended September 30, 1997, compared with providing cash of $258,000 for the same period in the prior year. The change is primarily due to a decrease in the proceeds from exercises of employee stock options.

        The Company believes that its cash, cash equivalents, and short-term investment balances, the proceeds from the sale of the Tandem product line and funds from operations, if any, will be sufficient to meet the Company's projected working capital and capital expenditure requirements at least through June 30, 1998. Thereafter the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                         FORM 10-QSB, SEPTEMBER 30, 1997

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

An arbitration hearing before the American Arbitration Association was held in July 1997 with respect to the distribution agreement entered into by and between the Company and TSI in August 1993. It was determined that the distribution agreement was properly terminated by TSI and TSI was not in violation of breach of contract. Additionally, damages were not awarded to either party and each party was ordered to bear its own legal costs.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               The exhibits listed in the accompanying Index of Exhibits on Page 15 are filed or incorporated by reference as part of this report. Exhibit numbers 10.21, 10.21.1, 10.22, 10.23, 10.24, 10.25, and
               10.26 are management contracts or compensatory plans or arrangements.

        (b)    Reports on Form 8-K

               During the quarter ended September 30, 1997, the Company did not file any reports on Form 8-K.

ITEMS 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         FORM 10-QSB, SEPTEMBER 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ENlighten Software Solutions, Inc.


DATE:  _________________________            SIGNATURE:  /s/ David D. Parker
                                                        -----------------------
                                                        David D. Parker
                                                        Chief Executive Officer



DATE:  _________________________            SIGNATURE:  /s/ Michael A. Morgan
                                                        -----------------------
                                                        Michael A. Morgan
                                                        Chief Financial Officer

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                         FORM 10-QSB, SEPTEMBER 30, 1997
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
10.21(1)@      Employment letter and Termination and Change in Control Agreement, dated March 4,
               1996, by and between ENlighten Software Solutions, Inc. and Byron E. Jacobs.

10.21.1(2)@    Amendment to Employment letter and Termination and Change in Control Agreement, dated November 6, 1996, by and between ENlighten Software Solutions, Inc. and
               Byron E. Jacobs.

10.22(1)@      Nonqualified Stock Option Agreement, dated March 4, 1996, by and between
               ENlighten Software Solutions, Inc. and Byron E. Jacobs.

10.23(1)@      Incentive Stock Option Agreement, dated March 4, 1996, by and between ENlighten
               Software Solutions, Inc. and Byron E. Jacobs.

10.24(2)@      Termination and Change in Control Agreement, dated April 24, 1996, by and between ENlighten Software Solutions, Inc. and Michael A. Morgan.

10.25(2)@      Employment letter, dated December 27, 1996, by and between ENlighten Software
               Solutions, Inc. and Mark Himelstein.

10.26(2)@      Nonqualified Stock Option Agreement, dated December 27, 1996, by and between
               ENlighten Software Solutions, Inc. and Mark Himelstein.

10.27(3)       Agreement dated as of September 22, 1997 by and among ENlighten
               Software Solutions, Inc., Peter J. McDonald and New Dimension
               Software, Inc.

-------------------------------
(1) Incorporated by reference from an exhibit of the same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

(2) Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(3) Incorporated by reference from exhibit 10.27 in the Company's Current Report on Form 8-K dated October 1, 1997.

@       Compensatory or employment arrangement.