Form 10KSB
period 1997-12-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1998-03-27
CIK 919175

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        AND EXCHANGE ACT OF 1934

Commission File Number 0-23446

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
             999 Baker Way, Fifth Floor, San Mateo, California 94404
                                 (650) 578-0700

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

YES     X        NO
   -----------      ------------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        The registrant's revenues for the fiscal year ended December 31, 1997 were $4,230,842.

        The approximate aggregate market value of the registrant's Common Stock held by nonaffiliates on February 28, 1998 was $7,423,746. This amount excludes shares held by directors, executive officers, and holders of 5% or more of the outstanding Common Stock since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of common shares outstanding as of February 28, 1998 was 2,992,691.

DOCUMENTS INCORPORATED BY REFERENCE:

                                                         Form 10-KSB reference
(1)   Proxy Statement for Shareholder Meeting
      scheduled for May 20, 1998                                Part III

                                        PART I


        This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1 under the heading "Business Risks" on page 16 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. BUSINESS

OVERVIEW

        Enlighten Software Solutions, Inc. ("Enlighten Software" or the "Company") develops, markets, and supports software products for UNIX and UNIX/NT environment workgroup administration and enterprise management. The Company's product solutions are designed for open systems distributed computing environments in the range of ten to 1,000 servers/clients. The Enlighten(R) Distributed Systems ManagerTM ("EnlightenDSMTM") product allows companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse UNIX/NT platform vendors such as Digital Equipment Corporation ("DEC"), Hewlett-Packard ("HP"), IBM, Microsoft, Santa Cruz Operation ("SCO"), Silicon Graphics, and Sun Microsystems ("Sun"). The Company's award winning EnlightenDSM product suite provides cost-effective systems administration solutions for such open systems environments. The product suite is a fully integrated software solution providing a middle-tier framework that is a standards-based multi-function management system covering the breadth of workgroup administration and systems management disciplines.

        Founded in 1986, the Company was a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries. On October 1, 1997, the Company sold its Tandem operation in order to focus efforts on its UNIX/NT product suite.

RECENT DEVELOPMENTS FOR THE COMPANY

        Fiscal 1997 was a period of significant change for Enlighten Software. In May 1997 the Company released version 2.2 of EnlightenDSM which included support for the Windows NT operating system. Allowing management of both UNIX and NT operating systems was a significant advancement of EnlightenDSM, broadening its market to include the rapidly expanding NT operating system deployment. After continued disappointing results from the sales and marketing efforts related to the Company's UNIX/NT product, the Company began a search for a new Chairman of the Board and a new President and Chief Executive Officer ("CEO"). These appointments were made in July and August 1997, respectively. In October 1997, the Company sold its Tandem operation in order to focus on its UNIX/NT product line. During the fourth quarter of 1997 the Company streamlined its operations and shifted its primary sales strategy from direct field sales to indirect channels sales, resulting in a reduction and change of its sales and marketing personnel and the elimination of field sales offices in the U.S. and Europe. In January 1998, following the Company's shift to the indirect sales model, Enlighten entered into its first OEM bundling agreement with Silicon Graphics, Inc. ("Silicon Graphics").

Key Management Changes

        In July 1997, the Company appointed Michael Seashols as Chairman of the Board. In August 1997, the Company hired David D. Parker as the Company's new President and CEO. Mr. Seashols previously served as CEO of Usoft, Inc. from 1994 through 1997. Prior to that, he served as CEO and was a founder of Versant Object Technology, Inc. ("Versant") and Documentum, Inc., as well as vice president of sales for several software companies, including Oracle Corporation and Ingres. In addition to his role with Enlighten Software, he currently serves as Chairman of the Board of Evolve Corporation. Mr. Parker brings 19 years of software industry experience at companies such as IBM, Versant, and Quintus Corporation ("Quintus"), where he held several sales and marketing positions, most recently vice president of sales and marketing at Quintus. Prior to joining Enlighten Software, Mr. Parker was President of Web Logic, a privately held Java middleware software development company. Additionally, in the restructuring of the Company's sales and marketing departments, the Company's Vice President of Sales and Marketing, its Director of Marketing, and its Managing Director, Europe, Middle-East and Africa were either replaced or left the Company during the fourth quarter of 1997.

Tandem Divestiture

        In October 1997, the Company sold all of the technology and operating assets associated with its Tandem product line to New Dimension Software, Inc. ("NDS"), a subsidiary of New Dimension Software, Ltd. In this transaction the Company will receive approximately $2.5 million in cash, which resulted in a gain to the Company of approximately $2.2 million in 1997. Approximately $1.6 million was received in 1997, with the substantial portion of the remaining amounts due in the first quarter of 1998. In addition, NDS is required to pay the Company royalties through September 2000 from NDS' licensing and support of the Tandem software products. The sale of the Tandem product line also included the transfer to NDS of approximately 12 employees associated with the Company's Tandem operation.

OEM Bundling Agreement

        On January 22, 1998, the Company entered into a three-year worldwide OEM bundling agreement with Silicon Graphics. Under the terms of the agreement, Silicon Graphics will ship a bundled limited feature version of EnlightenDSM on new server and workstation product shipments as well as with operating system upgrades shipped to already installed Silicon Graphics customers. Silicon Graphics will also offer and include on its price list a full feature version of EnlightenDSM as well as agent modules to enable the management of other UNIX/NT vendor servers and workstations. The products will be supported through Silicon Graphic's global customer support organization. In addition to OEM bundling, Silicon Graphics will market the products through its telesales force, direct field organization, and authorized resellers.

INDUSTRY BACKGROUND

        In recent years there has been a significant change in the market for networked, enterprise-wide computer systems. Technology advances in hardware and software have created a new paradigm in computing based upon a client/server architecture, where the user and the information server are connected via high speed networks, locally via LANs, or remotely via communications networks. In many cases, these systems are being deployed to replace the existing mainframe systems. Yet the Company believes that, in the majority of cases, these systems are additional and complementary to an organization's existing computing capability. In the latter situations, computer systems based upon UNIX and NT operating systems are generally being deployed at the divisional and departmental levels, although many companies are increasingly using UNIX and NT systems for more critical applications used in the organization's day-to-day operations. The transition to open distributed computing has been accelerated by the adoption of Internet and Intranet technologies that utilize such open systems. The development of client/server or distributed systems has created a significant market for hardware and software companies that have developed products for these open environments based on UNIX or NT. Sun Microsystems, Hewlett Packard, IBM, and Silicon Graphics are a few of the hardware companies that ship large quantities of UNIX workstations and servers. Database and programming development products from companies such as Oracle, Informix, Sybase, Forte, SAP, and Baan have also enjoyed success based upon the development of open systems.

        Open systems environments offer several benefits, such as common standards, allowing for combinations of hardware and software from a variety of vendors. These environments also provide easy portability of applications from one vendor's UNIX system to another, thereby protecting a customer's original investment. Other benefits include lower price points, cost effective networking, and a large pool of experienced technical personnel. However, managing the operations of large client/server systems can be difficult and labor intensive. As corporate customers migrate mission critical applications from mainframes to distributed UNIX and NT systems, they are demanding the same type of management and administration tools provided in the mainframe environment. The diversity of systems and applications has increased significantly in recent years. The introduction and proliferation of the NT operating system, the increased scope of applications from core business transactional software to decision support, groupware, and Internet/Intranet products, and the advancement of requirements of a centralized information technology ("IT") department to manage systems in remote physical locations has greatly expanded the systems management expertise required within IT organizations of these companies. Additionally, an inherent characteristic of open systems is a lack of complete integration of the various vendors' products. The development of standards such as Simple Network Management Protocol ("SNMP"), the leading protocol for network management and the leading standard for information collection in multi-vendor computing environments, and OpenView provide a standard framework for systems management products in open environments, but these standards must be integrated and managed. Many hardware manufacturers have been slow to provide effective multi-vendor solutions to manage their own, let alone their competitor's hardware, creating a market need for truly heterogeneous system administration solutions.

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

        These market needs are currently being addressed either through manual procedures by a company's internal IT organization, or by one of three types of solutions: (i) point products, or stand-alone products designed to address one particular function or requirement; (ii) interfaced products, or a set of point products loosely coupled by a common interface but not truly integrated; and
(iii) enterprise systems management frameworks, or large monolithic products designed to manage a customer's entire computing infrastructure from mainframe systems, to UNIX/NT systems, to desktop PCs. Many products serving this market were developed by porting dated mainframe technology and architecture to the UNIX environment. These solutions are typically expensive to acquire and implement due to the extensive efforts associated with installing and configuring these products to a customer's particular environment.

THE ENLIGHTEN SOFTWARE SOLUTION

        Enlighten Software offers a middle-tier framework for workgroup administration and systems management for UNIX and NT open systems. Enlighten Software's mission is to provide the industry's most pervasive software solutions which help enterprises monitor, manage, and administer distributed, heterogeneous computers simply and inexpensively. The Company intends to establish a presence as a market leader for easy to use, out-of-the-box, broad-based functionality for workgroup administration and systems management across major open systems platforms. While numerous standards are being introduced and companies are vying to position themselves in the open systems management market, Enlighten Software is positioning its Enlighten product suite as the one product that is vital and affordable to open systems managers in mixed UNIX/NT environments.

        Enlighten Software's systems management solution differentiates itself from other companies' systems management approaches. The Company believes that systems managers demand management tools that are simple to use, easy to install, scalable and customizable, intuitive to learn, and reasonably priced. The Enlighten product suite is targeted to the broadest segment of the open systems market: customers with ten to 1,000 workstations from a variety of the most popular vendors. The Company believes the product's key strengths that address the needs of this market niche are:

- Ease of use: EnlightenDSM is designed to be easily installed, and configured. Enterprise systems management products such as Computer Associates' Unicenter and Tivoli Systems' TME are very complex and often require a substantially increased investment of time and money to make useful when compared to the Company's product. Typically, EnlightenDSM installs and begins operating in hours, and can be fully configured with customized event alarms and thresholds and integration with other third-party products in weeks.

- Broad functionality: The customer in the Company's target market typically has a limited budget, limited resources, and limited staff. Therefore, the Company designed the product to be able to address a broad range of system management and administration needs, alleviating the customer from the need to make a series of investments in point product solutions. EnlightenDSM provides a common interface for an integrated product that addresses (i) user account configuration, (ii) printer resource management, (iii) network services configuration and management, (iv) security auditing, (v) disk and file management, (vi) archive management, (vi) systems management, and (vii) event generation and monitoring.

- Price performance: The Company believes its product is generally priced below comparable point products in the market, as well as enterprise framework products.

- Open architecture: EnlightenDSM is based on an architecture which is designed to be easily integrated with most existing point solutions as well as solutions developed by customers internally. The product is also designed to communicate "up" to the enterprise framework products with event mechanisms or easy-to-write scripts in the product's Programmable Event Processor ("PEP"). EnlightenDSM uses Structured Query Language ("SQL") with any Open Database Connectivity ("ODBC") databases and SNMP. The product can operate as an integral part of an enterprise management environment in a larger customer environment, or as the focal point of administration and management in a smaller customer environment, or in divisions/sites of a larger customer environment.

        EnlightenDSM is scalable to large networks and supports the day-to-day operational requirements of networked systems, such as adding users and nodes, reconfiguring system processes, managing disk storage, and managing Internet/Intranet users. The Company believes its product suite is affordably priced, scalable from ten to several thousand systems, designed to install within one half hour for most configurations, and will integrate with other system console and network administration products, such as Tivoli, CA Unicenter, Remedy, and many others.

COMPANY STRATEGY

        Enlighten Software's objective is to become a market leader in integrated open systems workgroup administration and systems management. To achieve this objective, Enlighten Software has adopted a business strategy incorporating the following elements:

Focus on the "under-served" market

        The Company believes that most of the products in the enterprise systems management market are currently focused toward Fortune 500 companies that can afford the time and expense, and possess the resources necessary to implement a monolithic enterprise-wide systems management solution. Mid-sized companies, and smaller sites or departments of larger companies, cannot effectively and efficiently implement these solutions and require less intrusive, more cost-effective means to manage their UNIX/NT systems. The Company believes there are very few products to assist these organizations in managing and monitoring their open systems networks. Enlighten Software's focus for its UNIX/NT products is this under-served market, defined as sites with ten to 1,000 UNIX or NT workstations or servers without a large mainframe presence. The Company feels its low-cost, easy-to-use, non-intrusive workgroup administrations and systems management solution is the most effective tool for these companies to use for managing and monitoring their systems.

Penetrate the market primarily through third-party relationships

        The Company has recently shifted its sales and marketing focus from direct sales to indirect channels sales. Shortly after this shift occurred the Company entered into an OEM bundling agreement with Silicon Graphics. The Company's product architecture and the design, price point, and ease of use of the EnlightenDSM product allow it to be effectively bundled with a hardware manufacturer's operating system. The relationship with Silicon Graphics will allow the Company to begin penetrating the market by proliferating a limited version of its product on thousands of Silicon Graphics systems, thereby providing a base within which to sell the full feature version of EnlightenDSM, as well as other products. The Company intends to continue to pursue additional partnering relationships and intends to focus its sales and marketing efforts on the following:

        - Additional UNIX hardware manufacturers - The Company believes that several UNIX hardware manufacturers lack effective systems management solutions. As the competition for UNIX hardware increases and price points drop, the Company feels these manufacturers will need to differentiate themselves through the ability to offer solutions to customers that provide lower cost of ownership through ease of use and administration for their systems.

        - Systems management and other software application vendors - The Company believes its product suite is complementary with several software vendors' applications. EnlightenDSM's architecture is designed to allow integration with other third-party software products with minimal engineering requirements. The Company intends to pursue relationships with software companies providing systems management, help desk software, and other "customer care" applications with which the Company's product could be integrated and sold as a combined solution.

        - Systems integrators and consultants - The Company also believes that companies providing systems management consulting and outsourcing services to IT organizations are in need of effective administration and management tools to provide their clients with improved efficiencies in managing heterogeneous open systems environments.

        - Selected end users - The Company has shifted its primary focus from direct to indirect channels to market and distribute its product. However, it maintains a small direct sales force focused on select opportunities where the Company can provide value through stronger, more dedicated customer relationships.

        The preceding discussion regarding the Company's response to the systems management market and its product and marketing strategy contains forward-looking statements, and actual results may vary substantially depending upon a variety of factors, including, but not limited to, the development of emerging markets for systems management and administration software, competition, technological change, changing customer needs, evolving industry standards, any product development delays, and the ability of the Company to manage future growth and new distribution channels, if any. These and other factors are more fully discussed under the caption "Business Risks" on page 16 of this report.

PRODUCTS

        Enlighten Software offers software products designed to automate the management and administration of computer systems. Set forth below is a summary of the Company's principal product offerings by product family.

OPEN SYSTEMS MANAGEMENT

        In the fast-paced UNIX/NT environment, millions of new computers are being deployed annually. All system administrators must learn to manage networks in which users are added on a regular and continuous basis. The tools these system administrators need to effectively perform their jobs should be simple, easy to implement, and intuitive; not complex, rules-based systems management software. The Company acquired core technology for UNIX systems administration products in December 1994, and released two complementary UNIX products in the second quarter of 1995. The features of these two products were combined in EnlightenDSM version 2.0, which was released in May 1996. The Company is currently shipping version 2.3 of EnlightenDSM. Product license fees from the Company's open systems product family represented 27% and 22% of total product license fees in 1997 and 1996, respectively.

Enlighten Distributed Systems Manager (EnlightenDSM)

        EnlightenDSM is a standards-based, multi-function management system covering the following disciplines: user administration, file system management, Internet/Intranet management, printer management, security checking, archiving, subsystem monitoring, event generation/tracking, and other system functions. EnlightenDSM runs on a variety of open systems computer platforms, including HP/UX, SUN/Solaris, IBM/AIX, Intel 486/SCO, Silicon Graphics/IRIX, Digital UNIX, and Microsoft NT. Cross-platform functionality enables the management of diverse and distributed systems from a centralized console.

        EnlightenDSM automatically collects and saves status, configuration, performance, and capacity information and makes it available for monitoring by most commercial SNMP managers. The product monitors system resources including peripheral devices, processes, resources, and services. Thresholds can be set to generate alarms that warn users of an error or problem about to occur. The product can also be set to take corrective action automatically. EnlightenDSM monitors and reports changes in system inventory and can track the addition or removal of memory, disk drives, tape drives, and other devices, thereby reducing costly downtime and improving system performance.

TANDEM SYSTEMS MANAGEMENT

        The Company was originally a provider of software tools and utilities to more effectively manage the performance of Tandem computer systems. Beginning with one product in 1986, the Company expanded to seven products that were used by over 400 customers in 30 countries. As the Company shifted its strategic focus away from the Tandem platform and toward the UNIX/NT environment, the Company's Tandem products were sold. Product license fees from the Company's Tandem product line accounted for 73% and 78% of total product license fees in 1997 and 1996, respectively. In October 1997, the Company sold all of the technology and operating assets associated with its Tandem product line to NDS.

SALES AND DISTRIBUTION

        The Company's revenues are derived from three sources: product license fees, product maintenance fees, and consulting services.

Product license fees

        During 1997, Enlighten Software marketed its products through a direct field sales force, an inside telesales channel, and third-party distributors. The Company's products were marketed throughout North America, South America, and parts of the Pacific Rim by its product sales organization located at the Company's headquarters in San Mateo, California as well as through its regional field sales offices in the Chicago and New York areas. Enlighten Software marketed its products in Europe, the Middle East, and Africa through its wholly-owned subsidiary headquartered in the United Kingdom and through independent distributors.

        Product license fees in 1997 consisted primarily of revenue from the granting of perpetual licenses and from the licensing of product upgrades necessary when customers upgrade their system hardware. Revenue from end user licenses is payable in full at the commencement of the license period and is recognized after all of the following events have occurred: (i) a product evaluation has been shipped to the customer; (ii) the customer elects to purchase the software following an evaluation period; and (iii) the customer signs the related contract. Product license fees represented 34% and 41% of total revenue in 1997 and 1996, respectively.

        Following the disposition of its Tandem product line during the fourth quarter of 1997, the Company shifted its sales strategy to one based primarily upon third-party distributors and restructured its sales department as a result of this shift. This restructuring included personnel changes as well as the closing of field sales offices in the Chicago and New York areas, as well as the U.K. sales and support office.

        Enlighten Software intends to build its sales, marketing, and customer support organizations with a focus on delivery of its products to OEM partners, resellers, system integrators, and select end-users. An essential element of the Company's sales and marketing strategy is the development of indirect distribution channels, such as original equipment manufacturers ("OEMs"), independent software vendors ("ISVs"), and value added resellers ("VARs"), as well as other systems management and application software vendors whose products are complementary with those of the Company.

        In January 1998, the Company established its first OEM relationship with Silicon Graphics. Under the agreement, Silicon Graphics will incorporate a limited version of EnlightenDSM bundled with its operating system on a bundled basis on new servers and workstations as well as with operating system upgrades shipped to already installed Silicon Graphics customers. Silicon Graphics will also offer and included in their price book licenses for the full-feature version of EnlightenDSM as well as agent modules to enable the management of other UNIX/NT vendor servers and workstations as optional enhancements. The products will be supported through Silicon Graphic's global customer support organization. In addition to OEM bundling, Silicon Graphics will market the products through its telesales force, direct field organization, and authorized resellers. The Company receives a license fee for each copy distributed by Silicon Graphics to its customers.

        The Company is currently investing, and intends to continue to invest, significant resources to develop the OEM, ISV, and VAR channels, which could have a material adverse affect on the Company's operating margins. The Company's efforts to expand its third-party channels are intended to penetrate the market and achieve widespread commercial acceptance of the Company's products as a workgroup administration standard. There can be no assurance that the Company will be successful in its efforts to increase the revenues represented by this channel. The Company will be dependent upon Silicon Graphics and new third-party relationships for a significant portion of its revenue for the foreseeable future. There is no assurance that the Company's third-party distributors will effectively distribute and exploit the Company's products. The inability to recruit additional third parties to distribute, market, and support the Company's products could have a material adverse affect the Company's business, operating results, and financial condition. A more detailed discussion of these and other risks associated with the Company's business is set forth under the caption "Business Risks" on page 16 of this report.

Product maintenance fees

        All customers subscribing to Enlighten Software's maintenance service agreements are entitled to receive (i) technical support and consultation, primarily over the telephone, and (ii) subsequent product enhancement and maintenance releases periodically produced by the Company. Product maintenance support is provided directly to customers as well as through the Company's authorized distributors. As the Company shifts its sales efforts from direct to indirect channels, the Company will become more dependent on its third-party distributors for the technical support and consultation to end users. The Company will need to increase its training and education efforts related to its third-party distributors to ensure the technical proficiency and knowledge of such third parties with respect to the Company's products.

        Product maintenance fees consist of all maintenance revenue on new and existing installed software products. The Company generally charges, on an annual basis, 20% of the current list price of its products in exchange for telephone support, product updates, and product enhancements. Product maintenance revenue is recognized ratably over the maintenance contract period (typically one year). Product maintenance fees accounted for 61% and 53% of total revenue in 1997 and 1996, respectively.

Consulting services

        Revenue from consulting services consists of fees charged for contract services, product training, and other service activities. This division of the Company's technical support organization provides fee-based consulting services to the Company's customers throughout the U.S. Consulting service revenue is recognized when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts. Consulting services represented 5% and 7% of total revenue in 1997 and 1996, respectively.

PRODUCT DEVELOPMENT

        The computer software industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, the Company believes that its future success depends on its ability to enhance current products that meet a wide range of customer needs and to develop new products rapidly to attract new customers and provide additional solutions to existing customers. In particular, the Company believes it must continue to respond quickly to users' needs for broad functionality and open systems support.

        Enlighten Software addresses the needs of current users through regularly scheduled maintenance and enhancement releases. At the same time, the Company seeks to acquire and develop new products to meet the needs of a broader group of users.

        The Company provides an integrated workgroup administration and systems management product for open systems running on six different UNIX-based systems and Microsoft NT. The EnlightenDSM product consists of the following features: user administration, file system management, Internet/Intranet management, printer management, security checking, archiving, subsystem monitoring, and event generation/tracking.

        The Company significantly enhanced its EnlightenDSM product with several releases during 1997. The new releases contained new features such as NFS and Veritas file system monitoring, performance enhancements to the communication layer resulting in better reliability and response time, and support for the new operating system releases from the supported operating system vendors. Electronic documentation was also added to the EnlightenDSM product. Both the User Guide and Reference Manuals are now supplied in Adobe Acrobat format, complete with electronic hyperlinks and cross references. In addition, the Company added to its supported platforms with ports to DEC ALPHA OSF and Windows NT. In preparation for its third-party distribution efforts, the Company customized its licensing procedures to allow more flexible, multi-tiered licensing structures. Additionally, the product suite was modified to allow for distribution of both a limited feature and an enhanced feature product for its newly established OEM relationship with Silicon Graphics.

        The Company's strategy is to continue to enhance EnlightenDSM's functionality through new releases and new feature development to meet the continually advancing systems administration and management requirements of its customers, including:

        -       increased scalability and performance;

        - increased integration with other systems management point solutions as well as other enterprise systems management frameworks;

        - increased levels of automation and ease of use to further reduce administrative costs and overhead;

        - increased range of supported platforms; and continued customization for the Company's current and new third-party distributors.

        There can be no assurance that the Company will be successful in developing and marketing new features or products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of any new features or products, or that its new features or products will adequately meet the requirements of the marketplace and achieve market acceptance. Additionally, the Company's product development staff will be under increased pressure as the Company's products are deployed on a significantly greater number and variety of machines by virtue of the Silicon Graphics bundling relationship (or other additional third-party relationships, if any). Due to the complexity of the product and the large number of network configurations in the market, it is extremely difficult to fully test EnlightenDSM in all possible environments and, although the Company employs a continual effort to assure a quality product, there is no assurance that errors will not be found in the released commercial product resulting in delays of new feature development. If the Company is unable, due to lack of resources or for technological or other reasons, to develop and introduce new features and products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results, and financial condition will be materially adversely affected. See "Business Risks" on page 16 of this report.

        As of December 31, 1997, the Company had ten professional and technical employees engaged in research and development. During the fiscal years ended

December 31, 1997 and 1996, the Company's research and development expenditures before the capitalization of software development were $2,125,944 and $2,531,237, respectively.

COMPETITION

        The systems management market in which the Company competes is intensely competitive, highly fragmented and rapidly changing. In order to compete, the Company must enhance its current products, enhance the operability of its products with other products, management frameworks, and operating systems through a truly open architecture, develop new products in a timely fashion, and develop key strategic partnerships with other hardware and software vendors. Many of the Company's competitors in the open systems markets are larger and have greater financial, technical, marketing, and other resources than the Company. Because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins, and increased difficulty in establishing market share, any of which could have a material adverse affect the Company's business, operating results, and financial condition. See "Business Risks" on page 16 of this report.

        The Company's principal competition in the market for open systems workgroup administration and system management products is from enterprise systems management vendors such as Tivoli, a wholly-owned subsidiary of IBM, and Computer Associates, as well as point products from BMC Software, Inc., Platinum Technologies, Inc., Veritas Software, Inc., and Legato Systems, Inc. The Company also faces competition from internal development groups of prospective end user customers and OEMs, including operating system vendors, many of which have substantial internal programming resources and are capable of developing specific operating system level products for their own needs. In addition, certain operating systems vendors have already incorporated systems management capabilities into their operating system, including HP, Sun, IBM, and Microsoft, which reduces such vendors' need for the Company's products. Additional hardware manufacturers may elect to offer similar competitive products in the future.

        The Company believes that it competes favorably with its competitors with respect to product features and functionality, such as scalability, interoperability across multiple platforms, adherence to standards, security, as well as reliability, ease-of-use, price/performance ratio, and an ability to integrate easily with third-party vendors' products. However, given the Company's size, its recent entry into this market, and the advantages its competition enjoys with respect to size and resources, there can be no assurances the Company can effectively compete in this market.

PRODUCT PROTECTION

        The Company relies on a combination of copyright, trade secret and trademark laws, and software security measures, along with employee and third-party nondisclosure agreements, to protect its intellectual property rights, products, and technology. The Company's products are typically licensed on a "right to use" basis pursuant to perpetual licenses that restrict the use of the products to the customer's internal purposes. The Company distributes its software under license agreements that are signed by its end users. Despite the precautions taken by the Company to protect its software, unauthorized parties may attempt to reverse engineer, copy, or obtain and use information the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and software piracy is expected to be a persistent problem. Additionally, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

        The Company has entered into source code escrow agreements with some of its customers that require the release of source code to the customer in the event there is a bankruptcy proceeding by or against the Company, the Company ceases to do business, or the Company is unable to fulfill its contractual obligations with respect to support. In the event of a release of the source code, the customer is required to maintain its confidentiality and, in general, to use the source code solely for the purpose of maintaining the software's usability. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

        The Company is not aware that its products, trademarks, or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, the Company receives notices from third parties asserting that the Company has infringed their patents or other intellectual property rights. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims. As the number of software products in the industry increases and the functionality of such products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. An adverse outcome in litigation or similar proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business Risks" on page 16 of this report.

EMPLOYEES

        As of December 31, 1997, the Company employed 34 people worldwide, consisting of 31 in the United States and 3 in Europe. Of these employees, 10 were engaged in product development, 16 in sales, marketing, and customer support, and 8 in finance and other administrative departments. The Company's believes its future success depends in large part upon the continued service of its key technical and senior management personnel and its ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, as certain of these personnel have significant prior industry experience and are in great demand. There can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are subject to any collective bargaining agreements. Each employee of the Company has executed an agreement not to disclose trade secrets or other confidential information. Enlighten Software believes its employee relations are good.

BUSINESS RISKS

        In addition to the other information in this Report on Form 10-KSB and other documents the Company files from time to time with the Securities and Exchange Commission, the following risk factors should be considered carefully in evaluating the Company and its business:

Fluctuating Operating Results

        The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including the timing of new product or product enhancement introductions by the Company or its competitors, the development and introduction of new operating systems that require additional development efforts, purchasing patterns of its customers, size and timing of individual orders, the rate of customer acceptance of new products, and pricing and promotion strategies undertaken by the Company or its competitors. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop, acquire, and introduce new products on a timely basis, the timing and level of sales by the Company's OEM or other third-party licensees of computer systems or software incorporating the Company's products, technological changes in computer systems and environments, quality control of the products sold, the Company's success in shifting its primary sales strategy from direct to indirect channels, and general economic conditions. Additionally, the Company's operating results may be influenced by seasonality and overall trends in the global economy. Because the Company operates with a relatively small backlog, quarterly sales and operating results generally depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has recognized a substantial portion of its license revenues in the last month of the quarter, particularly the last week. Since the Company's staffing levels and other operating expenses are based upon anticipated revenues, delays in the receipt of orders can cause significant fluctuations in income from quarter to quarter.

Uncertainty of Success in Open Systems Market

        The Company has derived a substantial portion of its revenue to date from its Tandem-based products. The Company, however, sold all rights to its Tandem technology in October 1997. The future success of the Company is substantially dependent on its ability to generate significant revenue from its UNIX/NT product offering. The Company's initial product entry into the open systems market in 1995 was unsuccessful. Version 2.0 of EnlightenDSM was released in mid-1996 and represented 27% and 22% of the Company's license revenues in 1997 and 1996, respectively. In January 1998, the Company signed an OEM bundling agreement with Silicon Graphics in which Silicon Graphics will bundle a limited version of the Company's product on each UNIX system shipped. This was the first such OEM agreement entered into by the Company. However, the open systems market is characterized by rapid technological growth and intense competition. There can be no assurance that the Company has the resources, both financial and personnel, to effectively capitalize on, and continue with, its early and limited success in this market.

Expansion of New Distribution Channels; Reliance on Resellers

        Prior to October 1997, the Company employed primarily a direct sales model, complemented with a telesales force, for the sale of its software products. In the fourth quarter of 1997, the Company began to shift a majority of its sales and marketing resources toward third-party resellers in both the United States and internationally. The Company's growth will be dependent on its ability to expand its third-party distribution channel to market, sell, and support the Company's software products. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could materially adversely affect the Company's operating margins. The Company has only limited experience in marketing its products through distributors. Additionally, the Company will have no control over its third-party distributors including their shipping dates or volumes of systems shipped by its OEM and other third-party customers. There can be no assurance that the Company will be successful in its efforts to generate significant revenue from this channel, nor can there can be any assurance that the Company will be successful in recruiting new organizations to represent the Company and its products.

        Additionally, as the Company shifts its sales efforts from direct to indirect channels, the Company will become more dependent on its third-party distributors for the technical support and consultation to end users. The Company will need to increase its training and education efforts related to its third-party distributors to enable such third parties to obtain the technical proficiency and knowledge with respect to the Company's products. Despite these efforts, there can be no assurance that the Company will successfully train its third party distributors to enable them to provide adequate technical support to the customer base. This may result in, among other things, increased workload on the Company's internal support and engineering staff, or poor customer acceptance of the products, or both, either of which would have a material adverse effect on the Company's business, operating results, and financial condition

        In January 1998, the Company entered into a Software License, OEM, and Distribution Agreement with Silicon Graphics which will provide a new distribution channel for the Company's products. The Company has agreed to provide a limited feature version of the EnlightenDSM product which will be bundled with Silicon Graphic's IRIX operating system. While the Company believes that this arrangement with Silicon Graphics will be beneficial, there can be no assurance that the Company will be able to deliver its products to Silicon Graphics in a timely manner or that Silicon Graphics will license the Company's products in volumes anticipated by the Company. Further, the agreement with Silicon Graphics is the Company's only significant third-party distribution agreement to date. While the Company's strategy is to obtain additional resellers to reduce the dependence on one vendor, there can be no assurance of successfully attracting additional vendors to distribute the Company's products. Any such failure would result in the Company having expended significant resources with little or no return on its investment, which would have a material adverse effect on the Company's business, operating results, and financial condition.

        These additional investments and responsibilities will require the expenditure by the Company of substantial resources, including the diversion of employees from other projects to provide the support services and development efforts required to provide products and services to Silicon Graphics and other new third parties, if any.

Intense Competition

        The Company experiences intense competition from other systems management companies, and the market is rapidly changing. The Company believes that its ability to compete successfully depends on a number of factors, including the performance, price, and functionality of its products relative to those of its competitors. Most of the Company's competitors are larger and have greater financial, technical, marketing, support, and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, the software industry is characterized by low barriers to entry. There can be no assurance that the Company's current competitors or any new market entrants will not develop systems management products that offer significant performance, price, or other advantages over the Company's technology. In addition, operating system vendors could introduce new or upgrade existing operating systems or environments that include systems management functionality offered by the Company, which could render the Company's products obsolete and unmarketable. There can be no assurance that the

Company will be able to successfully compete against current or future competitors which could have a material adverse effect on the Company's business, operating results, and financial condition.

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

Possible Volatility of Stock Price

        The trading price of the Company's Common Stock has been subject to significant fluctuations since its initial public offering in 1994. The trading price of the Company's Common Stock could be subject to wide fluctuations in the future due to factors such as announcements of technological innovations, new product introductions by the Company, its competitors and other third parties, quarterly variations in the Company's operating results, and market conditions in high technology industries generally and in the software industry in particular. In addition, the stock market has experienced volatility that has particularly affected the market prices of many high technology companies which has often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

Product Concentration

        The Company expects that substantial majority of the Company's revenue in future periods will be derived from its UNIX/NT product, EnlightenDSM. This product accounted for 27%, and 22% of the Company's license revenue in the years ended December 31, 1997, and 1996, respectively. The Company has disposed of its Tandem product line that accounted for the balance of its license revenue in each year. The Company expects that the EnlightenDSM product and its extensions and derivatives will continue to account for a substantial majority, if not all, of the Company's revenue for the foreseeable future as a result of its strategic decision to divest itself of its Tandem technology in order to focus its financial and other resources to selling, servicing, and supporting EnlightenDSM. Broad market acceptance of EnlightenDSM is, therefore, critical to the Company's future success. Failure to achieve broad market acceptance of EnlightenDSM, as a result of competition, technological change, or otherwise, would have a material adverse effect on the business, operating results, and financial condition of the Company. The Company's future financial performance will depend in significant part on the successful development, introduction, and market acceptance of EnlightenDSM and its product enhancements. There can be no assurance that the Company will be successful in marketing EnlightenDSM or any new products, applications, or product enhancements, and any failure to do so would have a material adverse effect on the Company's business, operating results, and financial condition.

Support Of Multiple Environments; Product Development

        The Company's future success will depend on the timely and successful development and introduction of new products (including new releases, applications, and enhancements). Such activities can involve substantial commitments of financial, product development, and other resources. Moreover, even if such efforts are successful, the Company might have focused on particular applications that do not achieve or maintain widespread market acceptance or whose users are predisposed to obtain their management tools from other sources. The result of such occurrence could mean that significant expenditures of time, effort, and funds by the Company have little or no value, which could have a material adverse effect on the Company's business, operating results, and financial condition.

        The Company has developed and is continuing to develop various versions of its products for the Windows NT environment. The Company also intends to expand its products to support additional applications and operate across more diverse open networks, which may encompass an increasing variety of processor, server, and workstation types and multiple operating systems. Such efforts will require significant commitments of financial and product development resources, and there can be no assurance that such efforts will be successful. The failure of such efforts or the failure of any resulting products to achieve market acceptance could have a material adverse effect on the Company's business, operating results, and financial condition.

        Software products as complex as those offered by the Company often contain undetected errors or failures when first introduced or as new versions are released. The Company has in the past discovered software errors in certain of its new products after their introduction and has experienced delays or lost revenues during the period required to correct these errors. Testing of the Company's products is particularly difficult because of the Company's limited ability to simulate the wide variety of computing environments in which the Company's customers may deploy such products Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results, and financial condition.

Rapid Technological Change

        The market for the Company's products is characterized by rapid technological developments, evolving industry standards, and rapid changes in customer requirements. The introduction of products embodying new technologies, including new operating systems, applications, hardware products, systems management frameworks, and network management platforms, the emergence of new industry standards, or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements, and develop and introduce in a timely manner, new products that keep pace with technological developments and emerging industry standards.

        Additionally, there can be no assurance that other operating systems, such as Windows NT, will not significantly affect deployment of UNIX systems for business critical applications. A significant portion of the Company's revenue will continue to be derived from UNIX-based computer systems for the foreseeable future. While the Company has ported its products to the Windows NT platform, the product requires customers to control systems management for their heterogeneous environment from UNIX-based systems. A significant decline in sales of UNIX-based systems would decrease the demand for the Company's products and would have a material adverse effect on the Company's business, operating results, and financial condition. Finally, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and sale of these products, or that any such new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

Product Liability

        The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. In licensing its products, the Company relies primarily on a combination of signed license agreements that incorporate by reference "shrink wrap" licenses that are included electronically with the product. In the future, particularly in connection with any OEM and other bundling relationships, the Company will rely on "shrink wrap" licensees that are not signed by the end users, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. As a result of these and other factors, the limitation of liability provisions contained in the Company's license agreements may not be effective. The Company's products can be used to manage systems critical to organizations, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, and financial condition.

Dependence on Growth of Systems Management Market

        For the foreseeable future, all of the Company's business will be in the open systems (UNIX and NT) systems management market, which is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of companies adopting systems management solutions for their client/server computing environments. There can be no assurance that the market for systems management solutions will continue to grow. If the systems management market fails to grow or grows more slowly than the Company currently anticipates, or in the event of a decline in unit price or demand for the Company's products, as a result of competition, technological change, or other factors, the Company's business, operating results, and financial condition would be materially adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns, and layoffs. The Company's operations may in the future experience substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results, and financial condition.

Management Of Growth; Dependence on Key Personnel

        The Company's success in the future is dependent upon its ability to grow rapidly and effectively manage growth. Such growth, if any, will require increased managerial, technical, direct sales, and other personnel, expanded information systems and additional financial and administrative control procedures. Expansion of the Company's indirect and direct sales channels will require significant financial and managerial commitments by the Company. There can be no assurance that the Company will be able to effectively manage such growth, if any. Its failure to do so would have a material adverse effect on its business, operating results, and financial condition. Competition for qualified technical, sales, and other qualified personnel is intense, and there can be no assurance that the Company will be able to attract or retain highly qualified employees in the future. The Company's future success also depends in part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results, and financial condition.

ITEM 2. PROPERTIES

        The Company leases approximately 17,000 square feet of office space in San Mateo, California under a lease which expires in March 2001. The Company previously leased additional sales and support offices in Lisle, Illinois, Saddlebrook, New Jersey, and the United Kingdom under month-to-month leases, each of which were terminated in the fourth quarter of 1997. The Company believes that its current facilities are adequate for its needs through 1998 and should additional space be needed, it will be available to accommodate the expansion of the Company's operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not currently involved in any legal proceedings and is not aware of any proceedings that any party is contemplating to bring against the Company, although from time to time it may become involved in disputes in connection with the operation of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

        Since April 20, 1994, the Company's Common Stock has been traded on the Nasdaq National Market under the symbol "SFTW." As of December 31, 1997, there were 36 record holders of the Company's Common Stock. As of the same date, 2,963,635 shares of Common Stock were outstanding and 10,000,000 shares of Common Stock were authorized.

        The following table sets forth the range of high and low closing sale prices for each of the periods indicated for the shares of Common Stock.


1996
Quarter Ended                                    High                  Low
-------------                                    ----                  ---
March 31, 1996                                  $2.63                 $1.63
June 30, 1996                                   $6.88                 $1.88
September 30, 1996                              $6.50                 $3.38
December 31, 1996                               $6.25                 $3.50

1997
Quarter Ended
-------------
March 31, 1997                                  $5.25                 $2.75
June 30, 1997                                   $3.25                 $1.38
September 30, 1997                              $3.50                 $0.94
December 31, 1997                               $3.00                 $2.00


DIVIDEND POLICY

        The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that it will retain earnings, if any, for future growth and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following statements regarding the Company's future revenues, revenue sources, operating expenses, and capital expenditures include forward-looking information. Actual results may vary substantially depending upon a variety of factors including those described in "Item 1 - Business - Business Risks" on page 16 of this report, or elsewhere in this report.

OVERVIEW

        Enlighten Software Solutions develops, markets, and supports software products for UNIX and UNIX/NT environment workgroup administration and enterprise management. The Company's product solutions are designed for open systems distributed computing environments in the range of ten to 1,000 servers/clients. The EnlightenDSM product allows companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse UNIX/NT platform vendors such as DEC, HP, IBM, SCO, Silicon Graphics, Sun, and Microsoft.

        Founded in 1986, the Company was a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries.

        On October 1, 1997, the Company sold its Tandem product line to NDS in order to focus efforts on its UNIX/NT product suite. In connection with this sale, the Company will receive approximately $2.5 million in cash, of which $1.6 million was received in 1997, and the rights to receive royalties on Tandem related products for a period of three years based upon NDS' licensing and support of the Tandem software products. The sale of the Tandem product line also included the transfer to NDS of approximately 12 employees associated with the Company's Tandem operation.

        Following the disposition of its Tandem product line, the Company shifted its sales strategy to one based primarily upon third-party distributors and restructured its sales department as a result of this shift. The Company intends to build its sales, marketing, and customer support organizations with a focus on delivery of its products to OEM partners, resellers, system integrators, and select end-users. An essential element of the Company's sales and marketing strategy is the development of indirect distribution channels, such as OEMs, ISVs, and VARs, as well as other systems management and application software vendors whose products are complementary with those of the Company.

VARIABILITY OF QUARTERLY RESULTS

        The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including the timing of new product or product enhancement introductions by the Company or its competitors, purchasing patterns of its customers, size and timing of individual orders, the rate of customer acceptance of new products, and pricing and promotion strategies undertaken by the Company or its competitors. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop, acquire, and introduce new products on a timely basis. Additionally, the Company's operating results may be influenced by seasonality and overall trends in the global economy. Because the Company operates with a relatively small backlog, quarterly sales and operating results generally depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has recognized a substantial portion of its license revenues in the last month of the quarter, particularly the last week. Since the Company's staffing levels and other operating expenses are based upon anticipated revenues, delays in the receipt of orders can cause significant fluctuations in income from quarter to quarter.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

        Total revenue. Total revenue decreased 35% from $6,477,000 in 1996, to $4,231,000 in 1997. This decrease was primarily due to the sale of the Company's Tandem products on October 1, 1997, which primarily affected product license fees and product maintenance fees. For the first nine months of 1997, total revenue decreased 9%, from $4,388,000 in 1996 to $3,993,000 in 1997. The Company had minimal revenue in the fourth quarter of 1997 as it transitioned away from the Tandem product line and restructured its sales force to accommodate its strategic shift from direct sales to indirect sales.

        Revenue from product license fees decreased 46% from $2,645,000 in 1996, to $1,439,000 in 1997. The decrease was primarily attributable to the sale of the Tandem product line. Revenue from the Company's Tandem product license fees decreased by 49%, from $2,071,000 in 1996, to $1,047,000 in 1997. Through
September 30, 1997, prior to the sale of the Tandem products, product license fees decreased 8%, from $1,453,000 in 1996 to $1,338,000 in 1997. The decline in product license fees during the first nine months of 1997 is primarily related to a decline in Tandem license revenue. Tandem license revenue during this nine month period was affected by the change in sales management and other personnel, as well as the pending sale of the Tandem product line. The decrease in Tandem product license fees during the first nine months of 1997 was partially offset by an increase of $284,000, or 265%, for the Company's UNIX product, EnlightenDSM, for nine months ended September 30, 1997 when compared to the same period in 1996.

        On an annual basis, product license fees from EnlightenDSM licensed directly to end users increased by $266,000, or 212%, to 391,000 in 1997 when compared to 1996. This increase excludes license fees generated in 1996 that represented prepaid license fees paid to the Company by distributors in exchange for future product license credits and exclusive rights to distribute the Company's products in certain territories. There were no such comparable transactions in 1997.

        As noted above, product maintenance fees decreased by $809,000, or 24%, to $2,599,000 in 1997 compared to 1996. This decline is almost entirely due to the disposition of the Tandem product line on October 1, 1997. Product maintenance fees for the first nine months of 1997 when compared to the same period in 1996, decreased by only $16,000, or 1%. Product maintenance fees for EnlightenDSM increased by $92,000 for the year ended December 31, 1997, compared to 1996.

        Consulting services revenue decreased by $232,000, or 55%, to $193,000 in 1997 when compared with 1996. The decrease is due to a restructuring of the Company's service division that resulted in the termination of low margin, high level, Tandem-related custom development services projects the Company had engaged in during prior years.

        Cost of revenue. Cost of revenue consists of royalties paid to third parties, amortization of software development and acquisition costs, product packaging and documentation, software media, and the costs of employees and contractors providing consulting services. Cost of revenue decreased by $58,000, or 20%, to $976,000 in 1997. Excluding the write-off of software development costs discussed below, cost of revenue decreased by $208,000, or 20%, in 1997 when compared to 1996. The reduction in cost of revenue is caused primarily by the decrease in costs associated with consulting services. Costs associated with consulting services decreased by 72%, commensurate with the decrease in consulting service revenue. Margins related to services revenue increased in 1997 due to the shift away from low margin, customized development projects to higher margin consulting services and training related to the Company's products.

        The Company amortized $540,000 and $349,000 in 1997 and 1996, respectively, of acquired technology and capitalized software development costs pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86. The amount in 1997 includes a $150,000 write-off related to certain software products, or product versions. These software products were not expected to generate sufficient future revenue which would be required for the Company to realize the carrying value of the assets.

        Research and development. Research and development expenses consist of personnel expenses and associated overhead, and costs of short-term independent contractors required in connection with the Company's product development efforts, less amounts capitalized. Net research and development expenses increased by less than 1% from $2,048,000, or 32% of revenue in 1996, to $2,059,000, or 49% of revenue in 1997. This increase is solely attributable to the decrease in the portion of the Company's research and development expenses that were capitalized pursuant to SFAS No. 86 in 1997 when compared to 1996. In 1997 and 1996 the Company capitalized $66,000 and $484,000, respectively, of software development costs. Gross research and development costs decreased by $405,000, or 16%, in 1997 when compared to 1996. This decrease is related to the sale of the Tandem product line on October 1, 1997. Prior to that product line's disposition, gross research and development expenses were approximately the same in 1997 as in 1996.

        Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Recently, the establishment of technological feasibility of the Company's EnlightenDSM product and general release substantially coincided. As a result, the Company has capitalized a lesser portion of its software development costs since a majority of such costs have not been significant. The Company expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.

        Sales and marketing. Sales and marketing expenses include costs of sales and marketing personnel, advertising and promotion expenses, customer service and technical support, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by 28%, from $2,979,000, or 46% of revenue in 1996, to $3,820,000, or 90% of revenue in 1997, primarily due to the increase in sales and marketing costs during the first nine months of 1997 when compared to the same period in 1996. Sales and marketing costs for the first nine months ended September 30, 1997, prior to the Tandem product line disposition, increased by $826,000, or 41%, when compared to the nine months ended September 30, 1996. The increase during this nine month period is primarily due an increase in expenses related to the Company's U.K. subsidiary including the addition of senior sales management personnel and the undertaking of several new marketing initiatives. Additionally, sales and marketing expenses for the first nine months of 1996 reflected lower personnel costs due to a reduction in force in January 1996. An expansion of the worldwide sales force occurred in the fourth quarter of 1996, thus increasing the sales and marketing costs thereafter.

        Despite the sale of the Tandem product line, sales and marketing expenses in the fourth quarter of 1997 were approximately equal to the fourth quarter of 1996. Only two employees in the sales and support departments were transferred to NDS as a result of the transaction. The Company's restructuring of the sales and marketing department related to the shift in sales strategy from direct to indirect occurred during the fourth quarter of 1997. Most employees terminated as a result of the restructuring were employed by the Company through December 31, 1997. Additionally, sales and marketing costs for the fourth quarter of 1997 include one-time charges related to severance packages given to employees affected by the restructuring and expenses related to the office closures of the Company's field sales offices in the Chicago and New York areas and in the U.K. The Company expects sales and marketing costs to continue to increase in absolute dollars for the foreseeable future as it expands its ability to sell and service its products through third-party resellers and expands its direct sales force.

        General and administrative. General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as professional fees, legal expenses, and other administrative costs, increased by 13%, from $1,371,000, or 21% of revenue in 1996, to $1,551,000, or 37% of revenue in 1997. The increase in expense is primarily related to increased legal fees associated with an arbitration hearing settled in 1997, other professional fees, investor relations costs, and personnel costs.

        Acquired in-process research and development. In December 1994, the Company acquired (the "Acquisition") all of the outstanding shares of Network Partners, Inc. ("NPI"). At the time of the Acquisition, NPI's sole asset consisted of core UNIX systems management technology. In connection with this acquisition, the purchase price was allocated to in-process research and development, expensed in the fourth quarter of 1994. The acquisition of NPI was accounted for using the purchase method and was not considered deductible for tax purposes. Under the terms of the agreements for the acquisition, the purchase price was to be increased upon sales of the acquired technology. In December 1996 the Company successfully negotiated a termination agreement with the former shareholders of Network Partners, Inc. ("NPI Shareholders"). In exchange for a guaranteed payment, the NPI Shareholders agreed to forego any and all rights to future revenue from the UNIX technology purchased in connection with the Acquisition.

        Gain on sale of Tandem product line. On October 1, 1997, the Company sold its Tandem product line to NDS. In 1997, the Company recognized a gain on the sale of the operating assets of the Tandem product line of approximately $2.2 million. The Company will receive approximately $2.5 million in cash, of which $1.6 million was received in 1997, and the rights to receive royalties on Tandem related products for a period of three years. The Tandem operations contributed revenues of $3,659,000 and $5,882,000 in 1997 and 1996, respectively. The sale of the Tandem product line also included the transfer to NDS of approximately 12 employees associated with the Company's Tandem operation.

        Other income (expense). Other income and expense includes interest income net of interest expense and gains and losses on foreign currency transactions. Interest income is primarily derived from interest on the Company's savings accounts and short term interest-bearing securities. Interest expense is comprised of interest on bank notes and capital leases of computer equipment. Other income and expense (net) decreased by

$125,000, or 68%, in 1997 when compared to 1996 as a result of lower cash balances, resulting in a decrease in interest income from cash reserves.

        Income tax expense. The Company's tax expense recognized in 1997 and 1996 is primarily due to taxes paid to foreign jurisdictions. No tax benefit was recognized in either year due to the uncertainty related to the Company's ability to recognize a tax benefit for loss and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1997, the Company's cash, cash equivalents, and short term investments were $1,692,000, representing 46% of total assets. The Company's working capital as of December 31, 1997, was $1,286,000. Cash equivalents are highly liquid with original maturities of ninety days or less. The Company's short term investments are primarily investment grade commercial paper and highly liquid. The Company had no debt as of December 31, 1997, other than normal trade payables and accrued liabilities. Stockholders' equity as of December 31, 1997, was $2,492,000.

        The Company's operating activities used cash of $1,915,000 in 1997, compared to cash used by operating activities of $570,000 in the prior year. The increase in cash used by operating activities was principally caused by increased net losses excluding the gain on the sale of the Tandem operation. This was partially offset by a decrease in accounts receivable.

        The Company's investing activities have consisted primarily of short-term investments, capitalization of software development costs, and additions to capital equipment. Investing activities provided cash of $2,473,000 in 1997, compared with using cash of $1,024,000 in 1996. The increase is primarily due to an increase in sales of short-term investments, the cash received for the sale of the Tandem operation, and a decrease in both capitalized software development costs and equipment acquisitions.

        Financing activities provided cash of $158,000 in 1997, compared with cash provided of $159,000 in the prior year. An increase in cash provided from financing activities that resulted from a reduction in payments on bank borrowings was more than offset by a decrease in cash provided by the exercise of employee stock options.

        On October 1, 1997, the Company sold its Tandem product line to New Dimension Software, Inc. ("NDS"). The Company will receive approximately $2.5 million in cash and the rights to receive royalties on Tandem related products for a period of three years. In 1997 the Company received $1.6 million in cash, which included a $300,000 prepayment of future royalties. The Company expects to receive the remaining amount related to the sale, equal to approximately $900,000, in 1998. Of the remaining amount, approximately $700,000 is held in escrow pending the satisfactory completion of certain short-term performance objectives. The majority of such performance objectives were met during the first quarter of 1998.

        The Company believes that its cash, cash equivalents, and short term investment balances, the additional proceeds from the sale of the Tandem product line, and funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. However, the Company may require funds to support additional working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        See Consolidated Financial Statements included herein beginning on page F-1.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

        Certain information required by Part III is omitted from this report, in that the Company will file its Proxy Statement for its Annual meeting of Shareholders with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 9 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1998, under the captions "Directors and Executive Officers" and "Section 16(b) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

        The information required by this Item 10 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1998, under the caption "Executive Compensation and Other Matters," and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1998, under the caption "Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1998, under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                        PART IV

ITEM 13. FINANCIAL STATEMENTS, EXHIBITS, SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) Financial Statements:


             Report of Independent Auditors ................................... F-1

             Consolidated Balance Sheets:
               December 31, 1997 and 1996 ..................................... F-2

             Consolidated Statements of Operations:
               Years ended December 31, 1997 and 1996 ......................... F-3

             Consolidated Statements of Shareholders' Equity:
               Years ended December 31, 1997 and 1996 ......................... F-4

             Consolidated Statements of Cash Flows:
               Years ended December 31, 1997 and 1996 ......................... F-5

             Notes to Consolidated Financial Statements ....................... F-6


        (a)(2) Exhibits:

        See Exhibits Index on Page 34. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report. Exhibit Nos. 10.21, 10.21.1, 10.22, 10.23, 10.24, 10.25, 10.26, 10.28, and 10.29
are compensatory plans or arrangements.

        (b) Reports on Form 8-K:

        The Company filed one Report on Form 8-K, reporting an event occurring on October 1, 1997, under Item 2 - Acquisition or Disposition of Assets, relating to the sale of the Company's Tandem product line to New Dimension Software, Inc.

                                 EXHIBITS INDEX


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
3.1(1)       Amended and Restated Articles of Incorporation.

3.2(1)       By Laws.

10.21(2)@    Employment letter and Termination and Change in Control Agreement, dated
             March 4, 1996, by and between Enlighten Software Solutions, Inc. and
             Byron E. Jacobs.

10.21.1(3)@  Amendment to Employment letter and Termination and Change in Control
             Agreement, dated November 6, 1996, by and between Enlighten Software
             Solutions, Inc. and Byron E. Jacobs.

10.22(2)@    Nonqualified Stock Option Agreement, dated March 4, 1996, by and between
             Enlighten Software Solutions, Inc. and Byron E. Jacobs.

10.23(2)@    Incentive Stock Option Agreement, dated March 4, 1996, by and between
             Enlighten Software Solutions, Inc. and Byron E. Jacobs.

10.24(3)@    Termination and Change in Control Agreement, dated April 24, 1996, by and between Enlighten Software Solutions, Inc. and Michael A. Morgan.

10.25(3)@    Employment letter, dated December 27, 1996, by and between Enlighten
             Software Solutions, Inc. and Mark Himelstein.

10.26(3)@    Nonqualified Stock Option Agreement, dated December 27, 1996, by and between Enlighten Software Solutions, Inc. and Mark Himelstein.

10.27(4)     Agreement dated as of September 22, 1997, by and among Enlighten
             Software Solutions, Inc., Peter J. McDonald, and New Dimension
             Software, Inc.

10.28@       Employment letter, dated July 3, 1997, by and between Enlighten
             Software Solutions, Inc. and Michael Seashols.

10.29@       Employment letter, dated August 28, 1997, by and between Enlighten
             Software Solutions, Inc. and David D. Parker.

10.30        Agreement dated as of January 21, 1998, by and between Enlighten Software
             Solutions, Inc. and Silicon Graphics, Inc.

21.1(5)      Subsidiaries of the Company.

23.1         Consent of KPMG Peat Marwick LLP.

27.1         Financial Data Schedule.


------------------

(1) Incorporated by reference from exhibits of the same number in the Company's Registration Statement on Form S-1, which became effective April 19, 1994.

(2) Incorporated by reference from an exhibit of the same number in the Company's Quarterly Report on Form 10-QSB for the year ended March 31, 1996.

(3) Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(4) Incorporated by reference from exhibit 10.27 in the Company's Current Report on Form 8-K dated October 1, 1997.

(5) Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(@)     Compensatory or employment arrangement.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         FORM 10-KSB, DECEMBER 31, 1997

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          ENLIGHTEN SOFTWARE SOLUTIONS, INC.


                                             /s/ David D. Parker
                                             -------------------------------
                                             David D. Parker
                                             Chief Executive Officer


/s/ David D. Parker
-----------------------------------------
David D. Parker,  March 26, 1998
Chief Executive Officer


/s/ Michael A. Morgan
-----------------------------------------
Michael A. Morgan,  March 26, 1998
Chief Financial Officer


/s/ Michael Seashols
-----------------------------------------
Michael Seashols,  March 26, 1998
Chairman of the Board


/s/ Peter J. McDonald
-----------------------------------------
Peter J. McDonald,  March 26, 1998
Director


/s/ Peter J. Sprague
-----------------------------------------
Peter J. Sprague,  March 26, 1998
Director


/s/ Bruce Cleveland
-----------------------------------------
Bruce Cleveland,  March 26, 1998
Director

                         Report of Independent Auditors


The Board of Directors
Enlighten Software Solutions, Inc.:


We have audited the consolidated financial statements of Enlighten Software Solutions, Inc. and subsidiary as listed in the index under Item 13(a)(1). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Enlighten Software Solutions, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                         KPMG PEAT MARWICK LLP

Mountain View, California
February 4, 1998

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996


                            ASSETS                                        1997               1996
                                                                       -----------        -----------
Current assets:
    Cash and cash equivalents                                          $ 1,406,141        $   689,611
    Short term investments                                                 286,000          1,639,065
    Accounts receivable, less allowance for doubtful accounts of
      $125,000 and $210,000 respectively                                   240,444          1,500,051
    Refundable income taxes                                                127,035            400,669
    Prepaid expenses and other assets                                      449,256            215,819
                                                                       -----------        -----------

                   Total current assets                                  2,508,876          4,445,215

Property and equipment, net                                                748,736          1,152,302
Acquired technology and software development costs, net                    231,063            903,346
Other assets                                                               226,034            208,384
                                                                       -----------        -----------

                                                                       $ 3,714,709        $ 6,709,247
                                                                       ===========        ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                             $   134,043        $   344,266
    Accrued and other current liabilities                                  728,975            595,252
    Deferred revenue                                                       359,361          1,475,273
                                                                       -----------        -----------

                   Total current liabilities                             1,222,379          2,414,791
                                                                       -----------        -----------

Commitments

Shareholders' equity:
    Preferred stock; 1,000,000 shares authorized; none issued
      and outstanding                                                           --                 --
    Common stock; 10,000,000 shares authorized; 2,963,635
      and 2,910,956 shares issued and outstanding
      in 1997 and 1996, respectively                                     5,079,505          4,921,208
    Accumulated deficit                                                 (2,587,175)          (626,752)
                                                                       -----------        -----------

                   Total shareholders' equity                            2,492,330          4,294,456
                                                                       -----------        -----------

                                                                       $ 3,714,709        $ 6,709,247
                                                                       ===========        ===========


          The accompanying notes to consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations



                                                                       Years ended December 31,
                                                                    ------------------------------
                                                                        1997               1996
                                                                    -----------        -----------
Revenue:
    Product license fees                                            $ 1,438,805        $ 2,644,546
    Product maintenance fees                                          2,598,679          3,407,778
    Consulting services                                                 193,358            424,975
                                                                    -----------        -----------

    Total revenue                                                     4,230,842          6,477,299
                                                                    -----------        -----------

Cost of revenue:
    Product licenses                                                    698,714            593,206
    Product maintenance                                                 182,096            101,675
    Consulting services                                                  95,525            338,768
                                                                    -----------        -----------

    Total cost of revenue                                               976,335          1,033,649
                                                                    -----------        -----------

    Gross profit                                                      3,254,507          5,443,650
                                                                    -----------        -----------

Operating expenses:
    Research and development                                          2,059,495          2,047,604
    Sales and marketing                                               3,819,738          2,979,078
    General and administrative                                        1,551,457          1,371,108
    Acquired in-process research and development                             --            210,469
    Gain on sale of Tandem product line                              (2,157,827)                --
                                                                    -----------        -----------

    Total operating expenses                                          5,272,863          6,608,259
                                                                    -----------        -----------

    Operating loss                                                   (2,018,356)        (1,164,609)

Other income (expense):
    Interest income, net                                                 61,228            190,016
    Foreign exchange loss, net                                             (905)            (4,852)
                                                                    -----------        -----------

    Loss before income taxes                                         (1,958,033)          (979,445)

Income taxes                                                              2,390             58,535
                                                                    -----------        -----------

    Net loss                                                        $(1,960,423)       $(1,037,980)
                                                                    ===========        ===========

Basic and diluted net loss per share                                $     (0.67)       $     (0.36)
                                                                    ===========        ===========

Shares used in computing basic and diluted net loss per share         2,944,228          2,870,448
                                                                    ===========        ===========


          The accompanying notes to consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 Consolidated Statements of Shareholders' Equity

                     Years ended December 31, 1997 and 1996


                                            Common Stock               Retained Earnings          Total
                                       Shares            Amount      (Accumulated Deficit)  Shareholders' Equity
                                    -----------       -----------    ---------------------  --------------------
Balances at December 31, 1995         2,821,214       $ 4,639,954    $           411,228        $ 5,051,182


Stock options exercised                  79,080           263,129                     --            263,129

Employee stock purchase plan
shares issued                            10,662            18,125                     --             18,125

Net loss                                     --                --             (1,037,980)        (1,037,980)


                                    -----------       -----------    -------------------        -----------
Balances at December 31, 1996         2,910,956         4,921,208               (626,752)         4,294,456


Stock options exercised                  27,963           125,215                     --            125,215

Employee stock purchase plan
shares issued                            24,716            33,082                     --             33,082


Net loss                                     --                --             (1,960,423)        (1,960,423)


                                    ===========       ===========    ===================        ===========
Balances at December 31, 1997         2,963,635       $ 5,079,505    $        (2,587,175)       $ 2,492,330
                                    ===========       ===========    ===================        ===========


          The accompanying notes to consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


                                                                                  Year ended December 31,
                                                                               ------------------------------
                                                                                  1997                1996
                                                                               -----------        -----------
Cash flows from operating activities:
     Net loss                                                                  $(1,960,423)       $(1,037,980)
     Adjustments to reconcile net loss to net
          cash used for operating activities:
            Depreciation and amortization                                          813,636            639,044
            Gain on sale of Tandem product line                                 (2,157,827)
            Deferred income taxes                                                       --            210,512
            Acquired in-process research and development                                --            210,469
            Loss on disposal of property and equipment                              38,422                 --
            Changes in operating assets and liabilities:
                Accounts receivable                                              1,259,607           (399,426)
                Refundable income taxes                                            273,634           (112,404)
                Prepaid expenses and other assets                                 (251,087)          (129,090)
                Trade accounts payable                                            (210,223)            68,115
                Accrued and other liabilities                                      133,724             44,288
                Deferred revenue                                                   145,359            (63,801)
                                                                               -----------        -----------
                    Net cash used for operating activities                      (1,915,178)          (570,273)
                                                                               -----------        -----------

Cash flows from investing activities:
     Purchases of short-term investments                                                --         (1,331,338)
     Sales of short-term investments                                             1,353,065          1,013,000
     Proceeds from sale of Tandem product line                                   1,285,378                 --
     Capitalization of software development costs                                  (66,449)          (483,632)
     Purchases of property and equipment                                           (98,583)          (222,056)
                                                                               -----------        -----------
                    Net cash provided by (used for) investing activities         2,473,411         (1,024,026)
                                                                               -----------        -----------

Cash flows from financing activities:
     Repayment of bank borrowings and debt                                              --           (121,869)
     Proceeds from issuance of stock                                               158,297            281,254
                                                                               -----------        -----------
                    Net cash provided by financing activities                      158,297            159,385
                                                                               -----------        -----------
Net increase (decrease) in cash and cash equivalents                               716,530         (1,434,914)
Cash and cash equivalents at beginning of year                                     689,611          2,124,525
                                                                               -----------        -----------
Cash and cash equivalents at end of year                                       $ 1,406,141        $   689,611
                                                                               ===========        ===========


          The accompanying notes to consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 1997 and 1996


(1)     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business

        Enlighten Software Solutions develops, markets, and supports software products for UNIX and UNIX/NT environment workgroup administration and enterprise management. The Company's product solutions are designed for open systems distributed computing environments in the range of ten to 1,000 servers/clients. The EnlightenDSM product allows companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse UNIX/NT platform vendors such DEC, HP, IBM, SCO, Silicon Graphics, Sun, and Microsoft. The Company's award winning EnlightenDSM product suite provides cost-effective systems administration solutions for such open systems environments. The product suite is a fully integrated software solution providing a middle-tier framework that is a standards-based multi-function management system covering the breadth of workgroup administration and systems management disciplines.

        Founded in 1986, the Company was a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries. On October 1, 1997, the Company sold its Tandem product line to New Dimension Software, Inc. ("NDS"), a subsidiary of New Dimension Software, Ltd. in order to focus efforts on its UNIX/NT product suite. In 1997, the Company recognized a gain on the sale of the operating assets of the Tandem product line of approximately $2.2 million. Approximately $1.6 million was received in 1997, and the Company expects to receive the remaining amount related to the sale, equal to approximately $900,000, in 1998. Of the remaining amount, approximately $700,000 is held in escrow pending the satisfactory completion of certain short-term performance objectives. The majority of such performance objectives were met during the first quarter of 1998. In addition, NDS is required to pay the Company royalties through September 2000 from NDS' licensing and support of the Tandem software products. The sale of the Tandem product line included the transfer of property and equipment, purchased and internally developed software, and deferred maintenance revenue with net book values of $141,000, $248,000, and $1,261,000, respectively. The sale of the Tandem product line also included the transfer to NDS of approximately 12 employees associated with the Company's Tandem operation.

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Enlighten Software Solutions, Inc. and its wholly-owned subsidiary, a field sales office in Europe. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Revenue Recognition

        Product license fees are recognized after the following events have occurred: a product evaluation has been shipped to the customer; the customer elects to purchase the software following an evaluation period; the customer signs the related contract; and collection of the sales price is probable. Royalty revenues that are contingent upon sale to an end user by original equipment manufacturers are recognized upon receipt of a report of shipment. Product maintenance fees committed as part of new product licenses and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period,

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

        generally one year. Consulting service revenue is recognized when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts. In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which supersedes SOP No. 91-1. SOP No. 97-2 will change the accounting for "multiple-element arrangements" and is effective for fiscal years beginning after December 15, 1997. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company will adopt the provisions of SOP 97-2 for all software revenue transactions beginning January 1, 1998. The adoption of SOP 97-2 is not expected to have a material effect upon the Company's results of operations.

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

        Additionally, the Company has classified its investments in preferred stock as "available-for-sale." Such investments are recorded at fair market value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of December 31, 1997 and 1996, unrealized gains and losses were not significant.

        Property and Equipment

        Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is less.

        The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. To date, the Company has made no adjustments to the carrying values of its property and equipment.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

        Acquired Technology and Software Development Costs

        Acquired technology represents amounts paid by the Company for the rights to use certain completed software that is either incorporated into the Company's products or sold as a stand-alone product, and is amortized using the straight-line method over the estimated useful lives of the related products, generally three years.

        Software development costs incurred subsequent to the determination of product technological feasibility are capitalized and amortized over the products' estimated useful lives, generally three years. Costs related to computer software development incurred prior to establishing product technological feasibility are expensed as incurred.

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

        Fair Value of Financial Instruments and Concentration of Credit Risk

        The fair value of the Company's cash, cash equivalents, accounts receivable, and accounts payable approximate the carrying amount due to the relatively short maturity of these items. The fair value of the Company's short term investments are based on quoted market prices.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

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

        Income Taxes

        The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by an allowance to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

        Net Loss Per Share

        Net loss per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding for the period, if any. Common equivalent shares from stock options outstanding (see Note 7) have not been included as their effect would be antidilutive.


(2)    CASH, CASH EQUIVALENTS, AND SHORT TERM INVESTMENTS

       Cash and cash equivalents consisted of the following:


                                 December 31,
                         ---------------------------
                            1997             1996
                         ----------       ----------
Cash                     $  440,794       $  440,880
Money market funds        1,005,347          248,731
                         ----------       ----------
                         $1,406,141       $  689,611
                         ==========       ==========

       Short term investments consisted of the following:

Equity securities        $  286,000       $1,120,152
Commercial paper                 --          518,913
                         ----------       ----------

                         $  286,000       $1,639,065
                         ==========       ==========

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(3)    PROPERTY AND EQUIPMENT

       A summary of property and equipment follows:


                                                            December 31,
                                                     ---------------------------
                                                        1997            1996
                                                     ----------       ----------
Equipment                                            $1,224,991       $2,039,723
Furniture and fixtures                                  271,511          271,511
Leasehold improvements                                  136,669          136,669
                                                     ----------       ----------
                                                      1,633,171        2,447,903
Less accumulated depreciation and amortization          884,435        1,295,601
                                                     ----------       ----------
                                                     $  748,736       $1,152,302
                                                     ==========       ==========


(4)     ACQUIRED TECHNOLOGY AND SOFTWARE DEVELOPMENT COSTS

        A summary of acquired technology and software development costs as of December 31, 1997 and 1996, follows:


                                                     1997               1996
                                                  ----------          ----------
Acquired technology                               $       --          $  475,000
Software development costs                           416,444           1,512,733
                                                  ----------          ----------
                                                     416,444           1,987,733
Less accumulated amortization:
    Acquired technology                                   --             334,999
    Software development costs                       185,381             749,388
                                                  ----------          ----------
                                                     185,381           1.084,387
                                                  $  231,063          $  903,346
                                                  ==========          ==========


        On October 1, 1997, the Company sold its Tandem product line and as a result, the Company sold developed software with a gross cost of $838,316 and accumulated amortization of $691,203. The Company also sold acquired technology with a gross cost of $475,000 and accumulated amortization of $374,375.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

        The Company also had a write-off related to certain products which totaled $324,422 of gross developed software that had an accumulated amortization balance of $174,086. These products were not expected to generate sufficient future revenue which would be required for the Company to realize the carrying value of the assets.

(5)    INCOME TAXES

       Income taxes consist of:


                                      Current         Deferred          Total
                                     ---------        ---------       ---------
Year ended December 31, 1997:
   Federal                           $      --        $      --       $      --
   State and local                         800               --             800
   Foreign                               1,590               --           1,590
                                     ---------        ---------       ---------
                                     $   2,390        $      --       $   2,390
                                     =========        =========       =========

Year ended December 31, 1996:
   Federal                           $(164,333)       $ 142,767       $ (21,566)
   State and local                         800           67,745          68,545
   Foreign                              11,556               --          11,556
                                     ---------        ---------       ---------
                                     $(151,977)       $ 210,512       $  58,535
                                     =========        =========       =========


       The Company's income tax expense differed from the expected tax benefit computed by applying the statutory U.S. federal income tax rate (34%) to loss before income taxes as a result of the following:


                                                            Year ended December, 31,
                                                           --------------------------
                                                              1997            1996
                                                           ---------        ---------
Computed "expected" tax benefit                            $(665,731)       $(333,011)
Increase (reduction) in income taxes resulting from:
  State and local income taxes, net of
      federal benefit                                            528           45,240
  Change in valuation allowance                              673,086          399,440
  Foreign taxes                                                1,590           11,556
  Other                                                       (7,083)         (64,690)
                                                           ---------        ---------
                                                           $   2,390        $  58,535
                                                           =========        =========

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

       The tax expense recognized in 1997 was due to the Company's inability to recognize a tax benefit for loss and credit carryforwards. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                    December 31,
                                            ------------------------------
                                                1997               1996
                                            -----------        -----------
Deferred tax assets:
    Allowance for doubtful accounts         $    50,173        $    84,290
    Covenant not to compete                      64,189             65,730
    Accrued compensation                         18,144             21,294
    Depreciation and amortization                    --             88,950
    State taxes                                      --                272
    Credit carryforward                         326,212            233,727
    Loss carryforward                           784,782            211,569
                                            -----------        -----------


       Deferred tax assets                    1,243,500            705,832

    Valuation allowance                      (1,072,526)          (399,440)
                                            -----------        -----------

       Net deferred tax assets                  170,974            306,392
                                            -----------        -----------

Deferred tax liabilities:
    Software development costs                   92,744            306,392
    Depreciation and amortization                78,320                 --
                                            -----------        -----------
       Total deferred tax liabilities           170,974            306,392
                                            -----------        -----------
       Net deferred tax asset               $        --        $        --
                                            ===========        ===========


       The Company has recorded a valuation allowance of $1,072,526 with respect to the deferred tax assets as of December 31, 1997. Management has determined that such portion of deferred tax assets may not be realized.

       The Company has federal and state net operating loss carryforwards of approximately $1,983,000 and $1,802,000, respectively, that may be used to offset future taxable income and federal and state research tax credits of approximately $246,000 and $80,000, respectively, that may be used to offset future tax liability. If unused, both the net operating loss and research credit carryforwards will expire in the year 2012.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(6)     ACCRUED AND OTHER CURRENT LIABILITIES

       Accrued and other current liabilities consisted of the following:


                                       1997           1996
                                     --------       --------
Accrued employee compensation        $230,696       $135,416
Royalties payable                          --         79,563
Acquisition related settlement             --        200,000
Other                                 498,279        180,273
                                     --------       --------
                                     $728,975       $595,252
                                     ========       ========


(7)    SHAREHOLDERS' EQUITY

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

        (b) Employee Stock Option and Purchase Plans

        As of December 31, 1997, the Company had authorized 1,500,000 shares of Common Stock for issuance under the 1992 Employee Stock Option Plan (the Option Plan). The Option Plan may be administered by the Board of Directors or a committee of the Board, which determines the terms of the options granted under the Option Plan, including exercise price, number of shares subject to each option, and the exercisability thereof. The vesting periods determined by the Board of Directors generally provides for shares to vest ratably over 3.5 years and expire over 10 years.

        The Company's option activity was as follows:


                                    Number of    Weighted-average
                                     shares       exercise price
                                    --------        --------
Balance at  December 31, 1995        532,668        $   3.30

Granted                              383,750            2.88
Exercised                            (79,080)           3.33
Terminated                          (148,230)           3.28
                                    --------
Balance at  December 31, 1996        689,108            3.06

Granted                              869,655            1.70
Exercised                            (27,963)           2.47
Terminated                          (607,876)           2.95
                                    --------
Balance at  December 31, 1997        922,924            1.87
                                    ========

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 1997:


                          Options outstanding                     Options exercisable
     --------------------------------------------------------    -----------------------
        Range                        Weighted-      Weighted-                  Weighted-
         of                          average        average                    average
      exercise         Number       remaining      exercise        Number     exercise
       prices       outstanding  contractual life    price       outstanding    price
       ------       -----------  ----------------    -----       -----------    -----
     $1.00 - 1.88      494,567       8.2 Years      $1.29          155,234     $1.37
      1.91 - 4.68      428,357       8.1             2.53          147,598      3.20
                       -------                                     -------

      1.00 - 4.68      922,924       8.1             1.87          302,832      2.27
                       =======                                     =======


        Under the Company's 1994 Employee Stock Purchase Plan (the Purchase
        Plan) a total of 148,142 shares of common stock remain reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not be less than 1% nor exceed 10% of an employee's compensation, not to exceed shares with a fair market value of $25,000. The price of stock purchased under the Purchase Plan must be at least 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or at the end of the present purchasing period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment with the Company.

       (c)  Accounting for Stock-Based Compensation Plans

       The Company has elected to use the intrinsic value-based method in accounting for its Plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each option. Had compensation cost for the Company's stock options been determined in a manner consistent with SFAS No. 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):


                                      1997            1996
                                   ---------        ---------
Reported net loss                  $  (1,960)       $  (1,038)
Pro forma net loss                 $  (2,408)       $  (1,444)

Reported net loss per share        $   (0.67)       $   (0.36)
Pro forma net loss per share       $   (0.82)       $   (0.50)

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

       The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1997 - an expected life of 3.5 years, risk-free interest rates of 5.84%, 140.4% expected volatility, and no dividend yield; 1996 - an expected life of 3.5 years, risk-free interest rates of 6.25%, 114.9% expected volatility, and no dividend yield. The weighted-average fair value of options granted during the period at an exercise price equal to market price at grant date was $1.57 and $2.10 for the periods ended December 31, 1997 and 1996, respectively.

       The fair value of employees' stock purchase rights under the Purchase Plan was estimated by calculating the difference between the share purchase price and the fair market value of the share at the date of the purchase. All assumptions were omitted in the estimate due to the immateriality of the compensation cost generated in association with the Purchase Plan.

       Pro forma net income reflects only options granted in 1997, 1996, and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3.5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

(8)    COMMITMENTS

        Leases

        The Company leases office space, automobiles, and certain office equipment under noncancelable leases expiring through 2001. Future minimum lease payments under these leases aggregate approximately $393,328, $407,092, $421,340, and $142,048 in 1998, 1999, 2000, and
        2001. Rent expense was $459,108 and $550,387 in 1997 and 1996, respectively.

        Royalties

        The Company has license agreements with unrelated third parties covering certain of its products requiring royalty payments ranging from 10% to 50% of product license and maintenance fees. Royalties related to these agreements were $320,818 and $289,273 in 1997 and 1996, respectively.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(9)    FOREIGN OPERATIONS AND MAJOR CUSTOMERS

       The Company's operations outside of the United States consist solely of a sales office in the United Kingdom. Domestic operations are responsible for the design, development, and licensing of all products. Following are selected financial data, categorized by primary geographic area, for the years ended December 31, 1997 and 1996.


                                           1997              1996
                                       -----------        -----------
Sales to unaffiliated customers:
  North America                        $ 3,189,407        $ 5,306,348
  United Kingdom                         1,041,435          1,170,951
                                       -----------        -----------

       Total                           $ 4,230,842        $ 6,477,299
                                       ===========        ===========
Operating income (loss):
  North America                        $(2,052,865)       $(1,181,971)
  United Kingdom                            34,509             17,362
                                       -----------        -----------

       Total                           $(2,018,356)       $(1,164,609)
                                       ===========        ===========
Total assets:
  North America                        $ 3,400,998        $ 6,296,838
  United Kingdom                           313,711            412,409
                                       -----------        -----------

       Total                           $ 3,714,709        $ 6,709,247
                                       ===========        ===========

Export sales                           $   310,594        $ 1,045,775
                                       ===========        ===========

                                 EXHIBITS INDEX


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
3.1(1)       Amended and Restated Articles of Incorporation.

3.2(1)       By Laws.

10.21(2)@    Employment letter and Termination and Change in Control Agreement, dated
             March 4, 1996, by and between Enlighten Software Solutions, Inc. and
             Byron E. Jacobs.

10.21.1(3)@  Amendment to Employment letter and Termination and Change in Control
             Agreement, dated November 6, 1996, by and between Enlighten Software
             Solutions, Inc. and Byron E. Jacobs.

10.22(2)@    Nonqualified Stock Option Agreement, dated March 4, 1996, by and between
             Enlighten Software Solutions, Inc. and Byron E. Jacobs.

10.23(2)@    Incentive Stock Option Agreement, dated March 4, 1996, by and between
             Enlighten Software Solutions, Inc. and Byron E. Jacobs.

10.24(3)@    Termination and Change in Control Agreement, dated April 24, 1996, by and between Enlighten Software Solutions, Inc. and Michael A. Morgan.

10.25(3)@    Employment letter, dated December 27, 1996, by and between Enlighten
             Software Solutions, Inc. and Mark Himelstein.

10.26(3)@    Nonqualified Stock Option Agreement, dated December 27, 1996, by and between Enlighten Software Solutions, Inc. and Mark Himelstein.

10.27(4)     Agreement dated as of September 22, 1997, by and among Enlighten
             Software Solutions, Inc., Peter J. McDonald, and New Dimension
             Software, Inc.

10.28@       Employment letter, dated July 3, 1997, by and between Enlighten
             Software Solutions, Inc. and Mike Seashols.

10.29@       Employment letter, dated August 28, 1997, by and between Enlighten
             Software Solutions, Inc. and David D. Parker.

10.30        Agreement dated as of January 21, 1998, by and between Enlighten Software
             Solutions, Inc. and Silicon Graphics, Inc.

21.1(5)      Subsidiaries of the Company.

23.1         Consent of KPMG Peat Marwick LLP.