Form 10QSB
period 1998-03-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1998-05-15
CIK 919175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


                                 (650) 578-0700
              (Registrant's telephone number, including area code)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES [X]   NO [ ]


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998:

                                                         OUTSTANDING
               CLASS                                    MARCH 31, 1998
      Common Stock, no par value                           3,005,435



                           This is Page 1 of 20 Pages.
                     The Index to Exhibits begins on Page 20

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                        PAGE NO.
--------------------------------------------------------------------------------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets --                       3
                  As of March 31, 1998 and December 31, 1997

               Condensed Consolidated Statements of Operations --             4
                  Three months ended March 31, 1998 and 1997

               Condensed Consolidated Statements of Cash Flows --             5
                  Three months ended March 31, 1998 and 1997

               Notes to Condensed Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of                        9
               Financial Condition and Results of Operations


--------------------------------------------------------------------------------
PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                              18

--------------------------------------------------------------------------------
SIGNATURES                                                                   19
--------------------------------------------------------------------------------

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,       December 31,
                                                                                1998             1997
                                                                              ---------       -----------
                                                                             (Unaudited)       (Audited)
                                                 ASSETS
Current assets:
   Cash and cash equivalents                                                $   805,429       $ 1,406,141
   Short term investments                                                       486,000           286,000
   Accounts receivable, less allowance for doubtful accounts                    537,911           240,444
   Refundable income taxes                                                           --           127,035
   Prepaid expenses and other assets                                            694,184           449,256
                                                                            -----------       -----------
             Total current assets                                             2,523,524         2,508,876

   Property and equipment, net                                                  623,440           748,736
   Software development costs, net                                              196,360           231,063
   Other assets                                                                 231,034           226,034
                                                                            -----------       -----------
                                                                            $ 3,574,358       $ 3,714,709
                                                                            ===========       ===========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                                   $   120,109       $   134,043
   Accrued and other current liabilities                                        473,048           728,975
   Deferred revenue                                                             219,538           359,361
                                                                            -----------       -----------
             Total current liabilities                                          812,695         1,222,379
                                                                            -----------       -----------
Shareholders' equity:
   Common stock                                                               5,123,852         5,079,505
   Unrealized gain on investments                                                13,305                --
   Accumulated deficit                                                       (2,375,494)       (2,587,175)
                                                                            -----------       -----------
             Total shareholders' equity                                       2,761,663         2,492,330
                                                                            -----------       -----------
                                                                            $ 3,574,358       $ 3,714,709
                                                                            ===========       ===========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                      Three months ended
                                                                           March 31,
                                                               -----------------------------
                                                                   1998              1997
                                                               -------------     -----------
Revenue:
   Product license fees                                        $   180,130       $   431,678
   Product maintenance fees                                        155,473           862,205
   Consulting services                                             207,817            35,051
   Royalties                                                       157,160                --
                                                               -----------       -----------
               Total revenue                                       700,580         1,328,934
Cost of revenue                                                    173,838           230,290
                                                               -----------       -----------
               Gross profit                                        526,742         1,098,644
                                                               -----------       -----------
Operating expenses:
   Research and development                                        276,739           696,264
   Sales and marketing                                             379,945         1,170,545
   General and administrative                                      222,345           357,603
   Gain on sale of Tandem product line                            (515,487)               --
                                                               -----------       -----------
               Total operating expenses                            363,542         2,224,412
                                                               -----------       -----------
               Operating income (loss)                             163,200        (1,125,768)
Other income                                                         7,877               494
                                                               -----------       -----------
               Income (loss) before income taxes                   171,077        (1,125,274)
Income tax expense (benefit)                                       (40,604)            1,080
                                                               -----------       -----------
               Net income (loss)                               $   211,681       $(1,126,354)
                                                               ===========       ===========
Basic earnings (loss) per share:
   Net income (loss) per share                                 $      0.07       $     (0.39)
                                                               ===========       ===========
   Shares used in net income (loss) per share computation        2,985,746         2,924,226
                                                               ===========       ===========
Diluted earnings (loss) per share:
   Net income (loss) per share                                 $      0.06       $     (0.39)
                                                               ===========       ===========
   Shares used in net income (loss) per share computation        3,449,857         2,924,226
                                                               ===========       ===========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      Three months ended
                                                                           March 31,
                                                                 ----------------------------
                                                                     1998             1997
                                                                 ----------        ----------
Cash flows from operating activities:
   Net income (loss)                                            $   211,681       $(1,126,354)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
      Depreciation and amortization                                  92,173           172,286
      Gain on sale of Tandem product line                          (515,487)               --
      Changes in operating assets and liabilities:
        Accounts receivable, net                                   (297,467)            5,291
        Refundable income taxes                                     127,035                --
        Prepaid expenses and other assets                           156,960            35,231
        Trade accounts payable                                      (13,934)          115,708
        Accrued and other liabilities                              (255,927)         (259,924)
        Deferred revenue                                           (139,823)          341,191
                                                                -----------       -----------
           Net cash used for operating activities                  (634,789)         (716,571)
                                                                -----------       -----------
Cash flows from investing activities:
   Purchases of short-term investments                             (186,695)               --
   Sales of short-term investments                                       --           550,065
   Proceeds from sale of Tandem product line                        191,666                --
   Capitalization of software development costs                          --           (32,520)
   Purchases of property and equipment                              (15,246)          (51,574)
                                                                -----------       -----------
      Net cash provided by (used for) investing activities          (10,275)          465,971
                                                                -----------       -----------
Cash flows from financing activities:
   Proceeds from issuance of stock                                   44,352            65,989
                                                                -----------       -----------
Net decrease in cash and cash equivalents                          (600,712)         (184,611)
Cash and cash equivalents at beginning of period                  1,406,141           689,611
                                                                -----------       -----------
Cash and cash equivalents at end of period                      $   805,429       $   505,000
                                                                ===========       ===========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  Basis of Presentation


The Consolidated Financial Statements of Enlighten Software Solutions, Inc. and Subsidiary (the "Company") included in the Company's Form 10-KSB for the year ended December 31, 1997 contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this Quarterly Report on Form 10-QSB. The balance sheet at December 31, 1997 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles. These interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial information contained herein is not necessarily indicative of results for any future period.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of March 31, 1998, and the results of operations and cash flows for the interim periods presented.

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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                                   (UNAUDITED)


Additionally, the Company has classified its investments in preferred stock as "available-for-sale." Such investments are recorded at fair market value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of March 31, 1998, unrealized gains and losses were not significant.

4.  Earnings Per Common Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. All historical earnings per share data have been restated to conform to this presentation. Below is the calculation of basic and diluted earnings per share:

                                                            March 31,     March 31,
                                                              1998          1997
                                                              ----          ----
Net income (loss)                                          $  211,681    $(1,126,354)
                                                           ==========    ===========

Weighted average shares outstanding -- Basic                2,985,746      2,924,226

Employee stock options                                        464,111             --
                                                           ----------     -----------
Weighted average shares outstanding -- Diluted              3,449,857      2,924,226
                                                           ==========     ==========
Earnings per common share:
  Basic                                                    $     0.07     $    (0.39)
  Diluted                                                  $     0.06     $    (0.39)


5.  Recent Accounting Pronouncements

The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The adoption of this statement did not have a material affect on the periods presented.

6.  Subsequent Event

On April 22, 1998, the Company's Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission permitting the Company to sell 575,000 shares of its common stock in connection with a proposed public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report on Form 10-QSB contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Business Risks" contained herein and in the Company's other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in the Company's 1997 Report on Form 10-KSB.

OVERVIEW

     Enlighten Software Solutions develops, markets, and supports software products for UNIX and UNIX/NT environment workgroup administration and enterprise management. The Company's product solutions are designed for open systems distributed computing environments in the range of ten to 1,000 servers/clients. The EnlightenDSM product allows companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse UNIX/NT platform vendors such as , Digital Equipment Corporation, Hewlett-Packard, IBM, Santa Cruz Operation (SCO), Silicon Graphics, Sun Microsystems, and Microsoft Windows NT.

     Founded in 1986, the Company was a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries.

     On October 1, 1997, the Company sold its Tandem product line to New Dimension Software, Inc. ("NDS") in order to focus efforts on its UNIX/NT product suite. In connection with this sale, the Company will receive approximately $2.5 million in cash, of which $1.6 million was received in 1997, and the rights to receive royalties on Tandem related products for a period of three years based upon NDS' licensing and support of the Tandem software products. The sale of the Tandem product line also included the transfer to NDS of approximately 12 employees associated with the Company's Tandem operation.

     Following the disposition of its Tandem product line, the Company shifted its sales strategy to one based primarily upon third-party distributors and restructured its sales department as a result of this shift. The Company intends to build its sales, marketing, and customer support organizations with a focus on delivery of its products to original equipment manufacturer ("OEM") partners, resellers, system integrators, and select end-users. An essential element of the Company's sales and marketing strategy is the development of indirect distribution channels, such as OEMs, independent software vendors ("ISVs"), and value added resellers ("VARs"), as well as other systems management and application software vendors whose products are complementary with those of the Company.

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

RESULTS OF OPERATIONS

     Total revenue. Revenue for the first quarter of 1998 totaled $701,000, a 47% decrease when compared to the same quarter in 1997. This decrease was entirely due to the sale of the Company's Tandem products on October 1, 1997, which significantly affected product license fees and product maintenance fees. The decrease in Tandem revenue was partially offset by an increase in revenue associated with the Company's UNIX/NT product.

     Revenue from product license fees decreased 58% to $180,000 in the first three months of 1998, compared to $432,000 for the same period in 1997. The decrease was primarily attributable to the sale of the Tandem product line. There was no product license fee revenue from the Company's Tandem product line compared to $372,000 in the first quarter of 1997. The decrease in Tandem product license fees during the first three months of 1998 was partially offset by an increase of $120,000, or 200%, from the Company's UNIX/NT product, EnlightenDSM, when compared to the same period in 1997.

     Product maintenance fees decreased 82%, to $155,000, in the first quarter of 1998 when compared to the same period in 1997. This decline is entirely due to the disposition of the Tandem product line on October 1, 1997. Product maintenance fees for EnlightenDSM increased by $148,000, for the first quarter of 1998, compared to the first quarter of 1997. This increase was primarily a result of support fees recognized in connection with the Company's OEM relationship.

     Consulting services revenue increased by $173,000, to $208,000 in the first quarter of 1997 when compared with the first quarter of 1996. The increase is primarily due to non-recurring consulting work related to the Company's new OEM relationship as well as consulting performed for NDS in connection with the Company's sale of the Tandem product line.

     Royalties. Royalties for the first quarter of 1997 were $157,000. The Company recognizes royalties from product license fees and product maintenance fees generated by the Tandem product line sold to NDS in October 1997. There were no comparable royalties in the first quarter of 1997.

     Cost of revenue. Cost of revenue decreased by $56,000, or 24%, to $174,000 in the first quarter of 1997. The reduction in cost of revenue is caused primarily by the decrease in costs associated with royalties paid to third parties and amortization of software development and acquisition costs. Costs associated with these two areas decreased as a result of the sale of the Tandem product line. These cost reductions were partially offset by hardware costs associated with the non-recurring consulting services performed in connection with the Company's OEM relationship.

     Research and development. Net research and development expenses decreased by 60% to $277,000 in the first quarter of 1998 when compared to the first quarter of 1997. This decrease is attributable to the sale of the Tandem product line on October 1, 1997. All Tandem research and development personnel were transferred to NDS in October 1997, thus there were no comparable expenses associated with Tandem development in the first quarter of 1998 when compared to the same period in 1997. The Company expects its research and development expenditures to increase in absolute dollars as it expands that operation to facilitate expected product demands associated with its third-party resellers.

     Sales and marketing. Sales and marketing expenses decreased by 68%, to $380,000, primarily due to the sale of the Tandem product line in October 1997 and the restructuring of the sales and marketing department to reflect the Company's strategy of selling through third parties as opposed to selling directly. All sales and support personnel associated with the Tandem product line were transferred to NDS as part of the sale of that operation. Additionally, the Company closed all remote sales operations in the U.S. and the U.K. during the fourth quarter of 1997, significantly reducing sales and marketing costs.

     The Company expects sales and marketing costs to increase in absolute dollars for the foreseeable future as it expands its ability to sell and service its products through third-party resellers and, to a lesser extent, expands its direct sales force.

     General and administrative. General and administrative expenses decreased by $135,000, or 38%, in the first quarter of 1998 when compared to the same period in 1997. The decrease in expense is primarily related to decreased overhead associated with the disposed Tandem operation.

     Gain on sale of Tandem product line. On October 1, 1997, the Company sold its Tandem product line to NDS. The Company received approximately $2.5 million in cash ($1.6 million of which was received in the fourth quarter of 1997) and the rights to receive royalties on Tandem related products for a period of three years. In the fourth quarter of 1997, the Company recognized a gain on the sale of the operating assets of the Tandem product line of approximately $2.2 million. In the first quarter of 1998, the Company received the balance of the cash related to the sale of the assets and recognized the balance of the gain from this transaction, or $515,000.

     Other income (expense). Other income and expense (net) increased by $7,000 as a result of an increase in net interest income.

     Income tax expense (benefit). Due to the Company's loss and credit carryforwards no tax is due on the first quarter's net income. The Company recognized a tax benefit of $41,000 in the first quarter of 1998 as a result of receiving tax refunds on net operating loss carrybacks in excess of taxes receivable provided for by the Company. Since the Company does not expect to have a tax liability in 1998, the full benefit of the excess tax refund received was recognized in the first quarter of 1998. The Company's tax expense recognized in the first quarter of 1997 is due to taxes paid to foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's cash, cash equivalents, and short term investments were $1,292,000, representing 36% of total assets. The Company's working capital as of March 31, 1998, was $1,711,000. Cash equivalents are highly liquid with original maturities of ninety days or less. The Company's short term investments are primarily investment grade commercial paper and highly liquid. The Company had no debt as of March 31, 1998, other than normal trade payables and accrued liabilities. Shareholders' equity as of March 31, 1998, was $2,762,000.

     During the first quarter of 1998, the Company's operating activities used cash of $635,000, compared to cash used by operating activities of $717,000 in the same period of the prior year. The change was principally caused by decreased net losses, excluding the gain on the sale of the Tandem operation, an increase in accounts receivable, and decreases in accrued liabilities and deferred revenue.

     The Company's investing activities have consisted primarily of short-term investments, the sale of the Company's Tandem operation, capitalization of software development costs, and additions to capital equipment. Investing activities used cash of $10,000 in the first quarter of 1998, compared with providing cash of $466,000 in the same period in 1997. The decrease is primarily due to sales of short-term investments made in the first quarter of 1997 for which there were no comparable transactions in the first quarter of 1998. The cash received for the sale of the Tandem operation in the first quarter of 1998 was almost entirely offset by purchases of short-term investments.

     Financing activities provided cash of $44,000 in the first quarter of 1998, compared with cash provided of $66,000 in the same period of the prior year. The decrease in cash provided from financing activities resulted from a reduction in cash provided by the exercise of employee stock options.

     On April 22, 1998, the Company filed a registration statement with the Securities and Exchange Commission to sell up to 575,000 shares of its Common Stock in connection with a proposed public offering.

     The Company believes that its cash, cash equivalents, and short term investment balances, the proceeds from the sale of Common Stock, and funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months.

BUSINESS RISKS

     In addition to the other information in this Report on Form 10-QSB and other documents the Company files from time to time with the Securities and Exchange Commission, the following risk factors should be considered carefully in evaluating the Company and its business:

Fluctuating Operating Results

     The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including the timing of new product or product enhancement introductions by the Company or its competitors, the development and introduction of new operating systems that require additional development efforts, purchasing patterns of its customers, size and timing of individual orders, the rate of customer acceptance of new products, and pricing and promotion strategies undertaken by the Company or its competitors. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop, acquire, and introduce new products on a timely basis, the timing and level of sales by the Company's OEM or other third-party licensees of computer systems or software incorporating the Company's products, technological changes in computer systems and environments, quality control of the products sold, the Company's success in shifting its primary sales strategy from direct to indirect channels, and general economic conditions. Additionally, the Company's operating results may be influenced by seasonality and overall trends in the global economy. Because the Company operates with a relatively small backlog, quarterly sales and operating results generally depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has recognized a substantial portion of its license revenue in the last month of the quarter, particularly the last week. Since the Company's staffing levels and other operating expenses are based upon anticipated revenue, delays in the receipt of orders can cause significant fluctuations in income from quarter to quarter.

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

     Additionally, as the Company shifts its sales efforts from direct to indirect channels, the Company will become more dependent on its third-party distributors for the technical support and consultation to end-users. The Company will need to increase its training and education efforts related to its third-party distributors to enable such third parties to obtain the technical proficiency and knowledge with respect to the Company's products. Despite these efforts, there can be no assurance that the Company will successfully train its third-party distributors to enable them to provide adequate technical support to the customer base. This may result in, among other things, increased workload on the Company's internal support and engineering staff, or poor customer acceptance of the products, or both, either of which would have a material adverse effect on the Company's business, operating results, and financial condition

     In January 1998, the Company entered into a Software License, OEM, and Distribution Agreement with Silicon Graphics which will provide a new distribution channel for the Company's products. The Company has agreed to provide a limited feature version of the EnlightenDSM product which will be bundled with Silicon Graphic's IRIX operating system. While the Company believes that this arrangement with Silicon Graphics will be beneficial, there can be no assurance that the Company will be able to deliver its products to Silicon Graphics in a timely manner or that Silicon Graphics will license the Company's products in volumes anticipated by the Company. Further, the agreement with Silicon Graphics is the Company's only significant third-party distribution agreement to date. While the Company's strategy is to obtain additional resellers to reduce the dependence on one vendor, there can be no assurance of successfully attracting additional vendors to distribute the Company's products. Any such failure would result in the Company having expended significant resources with little or no return on its investment, which would have a material adverse effect on the Company's business, operating results, and financial condition.

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

Product Concentration

     The Company expects that substantial majority of the Company's revenue in future periods will be derived from its UNIX/NT product, EnlightenDSM. This product accounted for 100%, and 14% of the Company's license revenue in the three months ended March 31, 1998, and 1997, respectively. The Company has disposed of its Tandem product line that accounted for the majority of its license revenue in each period prior to October 1997. The Company expects that the EnlightenDSM product and its extensions and derivatives will continue to account for a substantial majority, if not all, of the Company's revenue for the foreseeable future as a result of its strategic decision to divest itself of its Tandem technology in order to focus its financial and other resources to selling, servicing, and supporting EnlightenDSM. Broad market acceptance of EnlightenDSM is, therefore, critical to the Company's future success. Failure to achieve broad market acceptance of EnlightenDSM, as a result of competition, technological change, or otherwise, would have a material adverse effect on the business, operating results, and financial condition of the Company. The Company's future financial performance will depend in significant part on the successful development, introduction, and market acceptance of EnlightenDSM and its product enhancements. There can be no assurance that the Company will be successful in marketing EnlightenDSM or any new products, applications, or product enhancements, and any failure to do so would have a material adverse effect on the Company's business, operating results, and financial condition.

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

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, MARCH 31, 1998

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

        (b)    Reports on Form 8-K

               During the quarter ended March 31, 1998, the Company did not file any reports on Form 8-K.

ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                           FORM 10-QSB, MARCH 31, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Enlighten Software Solutions, Inc.


DATE:                                   SIGNATURE: /s/ David D. Parker
      -----------------------                      -----------------------------
                                                   David D. Parker
                                                   Chief Executive Officer


DATE:                                   SIGNATURE: /s/ Michael A. Morgan
      -----------------------                      -----------------------------
                                                   Michael A. Morgan
                                                   Chief Financial Officer

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, MARCH 31, 1998
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
10.21.1(1)@    Amendment to Employment letter and Termination and Change in
               Control Agreement, dated November 6, 1996, by and between
               Enlighten Software Solutions, Inc. and Byron E. Jacobs.

10.24(1)@      Termination and Change in Control Agreement, dated April 24,
               1996, by and between Enlighten Software Solutions, Inc. and
               Michael A. Morgan.

10.25(1)@      Employment letter, dated December 27, 1996, by and between
               Enlighten Software Solutions, Inc. and Mark Himelstein.

10.26(1)@      Nonqualified Stock Option Agreement, dated December 27, 1996, by and between Enlighten Software Solutions, Inc. and Mark
               Himelstein.

10.27(2)       Agreement dated as of September 22, 1997, by and among Enlighten
               Software Solutions, Inc., Peter J. McDonald, and New Dimension
               Software, Inc.

10.28(3)@      Employment letter, dated July 3, 1997, by and between Enlighten
               Software Solutions, Inc. and Michael Seashols.

10.29(3)@      Employment letter, dated August 28, 1997, by and between
               Enlighten Software Solutions, Inc. and David D. Parker.

10.30(3)       Agreement dated as of January 21, 1998, by and between Enlighten
               Software Solutions, Inc. and Silicon Graphics, Inc.

----------
(1) Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(2) Incorporated by reference from exhibit 10.27 in the Company's Current Report on Form 8-K dated October 1, 1997.

(3) Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

 @    Compensatory or employment arrangement.