Form 10QSB
period 1998-06-30
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1998-08-13
CIK 919175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-23446



                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
               ---------------------------------------------------
               (Exact Name as registrant specified in its charter)


               CALIFORNIA                                    94-3008888
      -------------------------------                     ----------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)


999 BAKER WAY, FIFTH FLOOR,  SAN MATEO, CALIFORNIA                   94404
--------------------------------------------------                   -----
     (Address of principal executive offices)                     (Zip code)


                                 (650) 578-0700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998:


                                                         OUTSTANDING
          CLASS                                          JUNE 30, 1998
          -----                                          -------------
Common Stock, no par value                                 3,742,144


                           This is Page 1 of 20 Pages.
                     The Index to Exhibits begins on Page 20

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                          PAGE NO.
                                                                          --------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -                        3
                  As of June 30, 1998 and December 31, 1997

               Condensed Consolidated Statements of Operations -              4
                  Three months ended June 30, 1998 and 1997 and
                  Six months ended June 30, 1998 and 1997

               Condensed Consolidated Statements of Cash Flows -              5
                  Six months ended June 30, 1998 and 1997

               Notes to Condensed Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of                        8
               Financial Condition and Results of Operations



PART II        OTHER INFORMATION

Item 4.        Submissions of Matters to a Vote of Security Holders          18
Item 6.        Exhibits and Reports on Form 8-K                              18


SIGNATURES                                                                   19

                          PART I: FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        June 30,             December 31,
                                                                          1998                  1997
                                                                      -------------         -------------
                                                                        (Unaudited)           (Audited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                          $   3,098,197         $   1,406,141
   Short term investments                                                   486,000               286,000
   Accounts receivable, less allowance for doubtful accounts                352,665               240,444
   Refundable income taxes                                                       --               127,035
   Prepaid expenses and other assets                                        172,800               449,256
                                                                      -------------         -------------

             Total current assets                                         4,109,662             2,508,876

   Property and equipment, net                                              581,155               748,736
   Software development costs, net                                          161,656               231,063
   Other assets                                                             232,734               226,034
                                                                      -------------         -------------

                                                                      $   5,085,207         $   3,714,709
                                                                      =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                             $     214,015         $     134,043
   Accrued and other current liabilities                                    396,713               728,975
   Deferred revenue                                                         138,813               359,361
                                                                      -------------         -------------

             Total current liabilities                                      749,541             1,222,379
                                                                      -------------         -------------

Shareholders' equity:
   Common stock                                                           7,410,514             5,079,505
   Other comprehensive income                                                15,203                    --
   Accumulated deficit                                                   (3,090,051)           (2,587,175)
                                                                      -------------         -------------

             Total shareholders' equity                                   4,335,666             2,492,330
                                                                      -------------         -------------

                                                                      $   5,085,207         $   3,714,709
                                                                      =============         =============


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                            Three months ended                          Six months ended
                                                                  June 30,                                   June 30,
                                                    -----------------------------------         -----------------------------------
                                                         1998                 1997                  1998                   1997
                                                    -------------         -------------         -------------         -------------
Revenue:
   Product license fees                             $     146,881         $     540,952         $     327,011         $     972,630
   Product maintenance fees                               173,115               846,687               328,588             1,708,892
   Consulting services                                     27,279                40,711               235,096                75,762
   Royalties                                               72,148                    --               229,308                    --
                                                    -------------         -------------         -------------         -------------

             Total revenue                                419,423             1,428,350             1,120,003             2,757,284

Cost of revenue                                           104,536               235,636               278,374               465,926
                                                    -------------         -------------         -------------         -------------

             Gross profit                                 314,887             1,192,714               841,629             2,291,358
                                                    -------------         -------------         -------------         -------------

Operating expenses:
   Research and development                               381,031               541,888               657,770             1,238,152
   Sales and marketing                                    465,946               947,271               845,891             2,117,816
   General and administrative                             226,138               445,113               448,483               802,716
   Gain on sale of Tandem product line                         --                    --              (515,487)                   --
                                                    -------------         -------------         -------------         -------------

             Total operating expenses                   1,073,115             1,934,272             1,436,657             4,158,684
                                                    -------------         -------------         -------------         -------------

             Operating loss                              (758,228)             (741,558)             (595,028)           (1,867,326)

Other income                                               43,671                41,911                51,548                42,405
                                                    -------------         -------------         -------------         -------------

             Loss before income taxes                    (714,557)             (699,647)             (543,480)           (1,824,921)

Income tax expense (benefit)                                   --                    --               (40,604)                1,080
                                                    -------------         -------------         -------------         -------------

             Net loss                               $    (714,557)        $    (699,647)        $    (502,876)        $  (1,826,001)
                                                    =============         =============         =============         =============


Basic and diluted net loss per share                $       (0.21)        $       (0.24)        $       (0.16)        $       (0.62)
                                                    =============         =============         =============         =============

Shares used in computing basic and diluted
   net loss per share                                   3,341,951             2,937,810             3,164,720             2,931,018
                                                    =============         =============         =============         =============


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                               Six months ended
                                                                                   June 30,
                                                                      -----------------------------------
                                                                          1998                   1997
                                                                      -------------         -------------
Cash flows from operating activities:
   Net loss                                                           $    (502,876)        $  (1,826,001)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
      Depreciation and amortization                                         217,899               358,431
      Gain on sale of Tandem product line                                  (515,487)                   --
      Changes in operating assets and liabilities:
        Accounts receivable, net                                           (112,221)              407,415
        Refundable income taxes                                             127,035                    --
        Prepaid expenses and other assets                                   352,823                13,105
        Trade accounts payable                                               79,972               (85,098)
        Accrued and other liabilities                                      (332,262)             (248,451)
        Deferred revenue                                                   (220,548)               (8,083)
                                                                      -------------         -------------

                   Net cash used for operating activities                  (905,665)           (1,388,682)
                                                                      -------------         -------------

Cash flows from investing activities:
   Purchases of short-term investments                                     (184,796)                   --
   Sales of short-term investments                                               --               953,065
   Proceeds from sale of Tandem product line                                515,487                    --
   Capitalization of software development costs                                  --               (66,449)
   Purchases of property and equipment                                      (63,979)              (72,514)
                                                                      -------------         -------------

                   Net cash provided by investing activities                266,712               814,102
                                                                      -------------         -------------

Cash flows from financing activities:
   Proceeds from public offering of stock, net                            2,219,872                    --
   Proceeds from other stock transactions                                   111,137                93,533
                                                                      -------------         -------------

                   Net cash provided by financing activities              2,331,009                93,533
                                                                      -------------         -------------

Net increase (decrease) in cash and cash equivalents                      1,692,056              (481,047)
Cash and cash equivalents at beginning of period                          1,406,141               689,611
                                                                      -------------         -------------
Cash and cash equivalents at end of period                            $   3,098,197         $     208,564
                                                                      =============         =============


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

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of June 30, 1998, and the results of operations and cash flows for the interim periods presented.

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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                                   (UNAUDITED)

Additionally, the Company has classified its investments in preferred stock as "available-for-sale." Such investments are recorded at fair market value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of June 30, 1998, unrealized gains and losses were not significant.

4.  Recent Accounting Pronouncements

The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The adoption of this statement did not have a material affect on the periods presented.

5.  Earnings Per Common Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. All historical earnings per share data have been restated to conform to this presentation. The Company had 464,227 potentially dilutive shares for the three months ended June 30, 1998 compared to 33,843 for the same period in 1997. The Company also had 444,735 potentially dilutive shares for the six months ended June 30, 1998 compared to 112,224 for the six months ended June 30, 1997. The potentially dilutive shares were omitted from the earnings per share calculation as the Company was in a loss position and such shares would have been antidilutive.

6.  Gain on Sale of Tandem Product Line

On October 1, 1997, the Company sold its Tandem product line to New Dimension Software, Inc. ("NDS") in order to focus efforts on its UNIX/NT product suite. In connection with this sale, the Company received approximately $2.5 million in cash, of which $1.6 million was received in 1997, and the rights to receive royalties on Tandem related products for a period of three years based upon NDS* licensing and support of the Tandem software products. The sale of the Tandem product line also included the transfer to NDS of approximately 12 employees associated with the Company's Tandem operation.

7.  Recent Developments

In May 1998, the Company completed a public offering (the "Offering") of 700,000 shares of Common Stock. The net proceeds from the Offering of $2.3 million will be used for funding 1998 operations, capital expenditures, and for other general corporate purposes, including working capital.

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

OVERVIEW

        Enlighten Software Solutions develops, markets, and supports software products for UNIX and UNIX/NT environment workgroup administration and enterprise management. The Company's product solutions are designed for open systems distributed computing environments in the range of ten to 1,000 servers/clients. The EnlightenDSM product allows companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse UNIX/NT platform vendors such as, Digital Equipment Corporation, Hewlett-Packard, IBM, Santa Cruz Operation (SCO), Silicon Graphics, Sun Microsystems, and Microsoft Windows NT.

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

RESULTS OF OPERATIONS

        Total revenue. Revenue for the second quarter of 1998 totaled $419,000, a 71% decrease when compared to the same quarter in 1997. Total revenue for the six months ended June 30, 1998, decreased 59% to $1,120,000, from the same period in 1997. The decrease for the quarter and the six months ended June 30, was entirely due to the sale of the Company's Tandem products on October 1, 1997, which significantly affected product license fees and product maintenance fees. The decrease in Tandem revenue was partially offset by an increase in revenue associated with the Company's UNIX/NT product.

        Revenue from product license fees decreased 73% to $147,000 in the second quarter of 1998, and decreased 66% to $327,000 for the six months ended June 30, 1998, when compared to the same periods in 1997. The decrease in each period was primarily attributable to the sale of the Tandem product line. There was no product license fee revenue from the Company's Tandem product line in 1998, compared to $283,000 and $655,000 in the second quarter of 1997 and the six months ended June 30, 1997, respectively. The decrease in Tandem product license fees was partially offset by an increase in license fees from the Company's UNIX/NT product, EnlightenDSM.

        Product maintenance fees decreased 80%, to $173,000, in the second quarter of 1998, and decreased 81% to $329,000 for the six months ended June 30, 1998, when compared to the same periods in 1997. The decline is due to the disposition of the Tandem product line on October 1, 1997. Product maintenance fees for EnlightenDSM increased by $153,000, or 765%, and by $297,000, or 928%, for the second quarter and the first six months of 1998, respectively, when compared to the second quarter and the first six months of 1997. This increase was primarily a result of support fees recognized in connection with the Company's OEM relationship.

        Consulting services revenue decreased 33%, to $27,000, in the second quarter of 1998 when compared with the second quarter of 1997. The decrease in this period is due to Tandem consulting projects in existence in the second quarter of 1997 and terminated prior to the second quarter of 1998. Consulting services revenue increased 210%, to $235,000, for the six months ended June 30, 1998, when compared with the same period in 1997. The increase is primarily due to non-recurring consulting work performed in the first quarter of 1998 related to the Company's new OEM relationship as well as consulting performed for NDS in connection with the Company's sale of the Tandem product line.

        Royalties for the second quarter of 1998 and the first six months of 1998 were $72,000 and $229,000, respectively. The Company recognizes royalties from product license fees and product maintenance fees generated by the Tandem product line sold to NDS in October 1997. There were no comparable royalties in 1997.

        Cost of revenue. Cost of revenue decreased by $131,000, or 56%, to $105,000 in the second quarter of 1998, and by $188,000, or 40%, to $278,000 for the six months ended June 30, 1998. The reduction in cost of revenue is caused primarily by the decrease in costs associated with royalties paid to third parties and amortization of software development and acquisition costs. Costs associated with these two areas decreased as a result of the sale of the Tandem product line. These cost reductions were partially offset by costs associated with the non-recurring consulting services performed in connection with the Company's OEM relationship.

        Research and development. Net research and development expenses decreased by 30% to $381,000 in the second quarter of 1998, and by 47% to $658,000 for the six months ended June 30, 1998, when compared to the same periods in 1997. The decrease is attributable to the sale of the Tandem product line on October 1, 1997. All Tandem research and development personnel were transferred to NDS in October 1997, thus there were no comparable expenses associated with Tandem development in 1998. The Company expects its research and development expenditures to increase in absolute dollars as it expands that operation to facilitate expected product demands associated with its third-party resellers.

        Sales and marketing. Sales and marketing expenses decreased by 51% to $466,000 in the second quarter of 1998, and by 60% to $846,000 for the six months ended June 30, 1998, when compared to the same periods in 1997. The decrease is primarily due to the sale of the Tandem product line in October 1997 and the restructuring of the sales and marketing department to reflect the Company's strategy of selling through third parties as opposed to selling directly. All sales and support personnel associated with the Tandem product line were transferred to NDS as part of the sale of that operation. Additionally, the Company closed all remote sales operations in the U.S. and the U.K. during the fourth quarter of 1997, significantly reducing sales and marketing costs.

        The Company expects sales and marketing costs to increase in absolute dollars for the foreseeable future as it expands its ability to sell and service its products through third-party resellers and, to a lesser extent, expands its direct sales force.

        General and administrative. General and administrative expenses decreased by 49% to $226,000 in the second quarter of 1998, and by 44% to $448,000 for the six months ended June 30, 1998, when compared to the same periods in 1997. The decrease in expense is primarily related to decreased overhead associated with the disposed Tandem operation.

        Gain on sale of Tandem product line. On October 1, 1997, the Company sold its Tandem product line to NDS. The Company received approximately $2.5 million in cash ($1.6 million of which was received in the fourth quarter of 1997) and the rights to receive royalties on Tandem related products for a period of three years. In the fourth quarter of 1997, the Company recognized a gain on the sale of the operating assets of the Tandem product line of approximately $2.2 million. In 1998, the Company received the balance of the cash related to the sale of the assets and recognized the balance of the gain from this transaction of $515,000.

        Other income. Other income increased by $2,000 and $9,000 in the second quarter of 1998 and the six months ended June 30, 1998, respectively, as a result of an increase in net interest income.

        Income tax expense (benefit). The Company recognized a tax benefit of $41,000 in the first quarter of 1998 as a result of receiving tax refunds on net operating loss carrybacks in excess of taxes receivable provided for by the Company. Since the Company does not expect to have a tax liability in 1998, the full benefit of the excess tax refund received was recognized in the first quarter of 1998. The Company's tax expense recognized in 1997 is due to taxes paid to foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1998, the Company's cash, cash equivalents, and short term investments were $3,584,000, representing 70% of total assets. The Company's working capital as of June 30, 1998, was $3,360,000. Cash equivalents are highly liquid with original maturities of ninety days or less. The Company's short term investments are primarily investment grade commercial paper and highly liquid. The Company had no debt as of June 30, 1998, other than normal trade payables and accrued liabilities. Shareholders' equity as of June 30, 1998, was $4,336,000.

        During the first six months of 1998, the Company's operating activities used cash of $906,000, compared to cash used by operating activities of $1,389,000 in the same period of the prior year. The change was principally caused by decreased net losses, excluding the gain on the sale of the Tandem operation, partially offset by the change in accounts receivable.

        The Company's investing activities have consisted primarily of short-term investments, the sale of the Company's Tandem operation, capitalization of software development costs, and additions to capital equipment. Investing activities provided cash of $267,000 for the six months ended June 30, 1998, compared with providing cash of $814,000 in the same period in 1997. The decrease in cash provided is primarily due to sales of short-term investments made in the first six months of 1997 for which there were no comparable transactions in the first six months of 1998. The decrease attributable to sales of short-term investments was partially offset by proceeds received in the first six months of 1998 from the sale of the Tandem operation.

        Financing activities provided cash of $2,331,000 in the first six months of 1998, compared with cash provided of $94,000 in the same period of the prior year. The increase in cash provided from financing activities resulted from the Company's issuance and sale of 700,000 shares of Common Stock in a public offering.

        In May 1998, the Company completed a public offering (the "Offering") of 700,000 shares of Common Stock. The net proceeds from the Offering of $2.3 million will be used for funding 1998 operations, capital expenditures, and for other general corporate purposes, including working capital.

        The Company will require substantial cash flow to continue operations on a satisfactory basis and complete its research and development and its sales and marketing programs. The Company anticipates that cash and short-term investments and net proceeds from the Offering will provide sufficient liquidity to fund these requirements for the next twelve months. However, the Company's continued ability to fund operations and meet its other obligations depends on its future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to obtain additional financing. There can be no assurance that the Company would be able to obtain such financing, or that any financing would result in a level of net proceeds required.

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

Product Concentration

        The Company expects that substantial majority of the Company's revenue in future periods will be derived from its UNIX/NT product, EnlightenDSM. This product accounted for 100%, and 33% of the Company's license revenue in the six months ended June 30, 1998, and 1997, respectively. The Company has disposed of its Tandem product line that accounted for the majority of its license revenue in each period prior to October 1997. The Company expects that the EnlightenDSM product and its extensions and derivatives will continue to account for a substantial majority, if not all, of the Company's revenue for the foreseeable future as a result of its strategic decision to divest itself of its Tandem technology in order to focus its financial and other resources to selling, servicing, and supporting EnlightenDSM. Broad market acceptance of EnlightenDSM is, therefore, critical to the Company's future success. Failure to achieve broad market acceptance of EnlightenDSM, as a result of competition, technological change, or otherwise, would have a material adverse effect on the business, operating results, and financial condition of the Company. The Company's future financial performance will depend in significant part on the successful development, introduction, and market acceptance of EnlightenDSM and its product enhancements. There can be no assurance that the Company will be successful in marketing EnlightenDSM or any new products, applications, or product enhancements, and any failure to do so would have a material adverse effect on the Company's business, operating results, and financial condition.

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

Possible Delisting of Securities from Nasdaq National Market

        The Company's Common Stock is currently quoted on the National Market tier of the Nasdaq Stock Market ("Nasdaq"). Nasdaq has recently imposed new maintenance criteria. In order to continue to be included on the National Market, a company must, among other things, maintain $4,000,000 in net tangible assets and a $5,000,000 market value of its public float. As of March 31, 1998, the Company was not in compliance with the recently revised Nasdaq National Market continued listing criteria as to minimum net tangible assets. In connection with the adoption of such new criteria, Nasdaq National Market listed companies had until February 23, 1998 to comply. As of June 30, 1998, the Company is in compliance with all continued listing requirements for inclusion on the National Market tier of Nasdaq. The Company applied to Nasdaq for a temporary exception to the National Market continued listing requirements. In July 1998, the Company was informed that despite its current compliance with the listing requirements, its application for exception to the continued listing requirements was denied. The Company has appealed this decision. Such appeal will be heard in September 1998 and will be decided upon sometime thereafter. If the Company's appeal is denied, the Company's securities will be listed on the Nasdaq SmallCap Market. As a result of such change in listing from the Nasdaq National Market to the Nasdaq SmallCap Market, an investor may find it more difficult to acquire and dispose of the Company's securities.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, JUNE 30, 1998

                           PART II: OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 20, 1998. The following matters were submitted to a vote of shareholders:

        (a)     Election of Directors


                                   Date of Term                            Votes
                Name                Expiration               Votes      Withheld
        -----------------    -------------------          ---------     --------
        Michael Seashols     1999 Annual Meeting          2,914,093        9,080
        Michael A. Morgan    1999 Annual Meeting          2,912,993       10,180
        Peter J. McDonald    1999 Annual Meeting          2,913,093       10,080
        Peter J. Sprague     1999 Annual Meeting          2,914,093        9,080
        Bruce Cleveland      1999 Annual Meeting          2,913,993        9,180


        (b)     Bylaws Amendment

        A. proposal was submitted to amend the Company's Bylaws to provide for an increase in the maximum number of board seats to a range of from (5) to (7). Approved by a vote of 1,542,714 shares in favor, 24,269 shares against, 10,100 shares abstaining, and 1,346.090 broker non-votes.

        (c)     Appointment of Independent Auditors

        A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1998. Approved by a vote of 2,915,110 shares in favor, 1,601 shares against, 6,462 shares abstaining, and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits

        The exhibits listed in the accompanying Index of Exhibits on Page 15 are filed or incorporated by reference as part of this report. Exhibit numbers 10.21, 10.21.1, 10.22, 10.23, 10.24, 10.25, and 10.26 are
        management contracts or compensatory plans or arrangements.

        (b)     Reports on Form 8-K

        During the quarter ended June 30, 1998, the Company did not file any reports on Form 8-K.

         ITEMS 1, 2, 3 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                           FORM 10-QSB, JUNE 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Enlighten Software Solutions, Inc.


DATE:                           SIGNATURE: /s/ David D. Parker
      -----------------------             -------------------------------
                                          David D. Parker
                                          Chief Executive Officer



DATE:                           SIGNATURE: /s/ Michael A. Morgan
      -----------------------             -------------------------------
                                          Michael A. Morgan
                                          Chief Financial Officer

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, JUNE 30, 1998
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
10.21.(11)@    Amendment to Employment letter and Termination and Change in
               Control Agreement, dated November 6, 1996, by and between
               Enlighten Software Solutions, Inc. and Byron E. Jacobs.

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