Form 10QSB
period 1998-09-30
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1998-11-09
CIK 919175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998:


                                                           OUTSTANDING
                CLASS                                  SEPTEMBER 30, 1998
                -----                                  ------------------
      Common Stock, no par value                             3,876,064


                          This is Page 1 of 22 Pages.
                    The Index to Exhibit beings on Page 22.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                        PAGE NO.
--------------------------------------------------------------------------------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -                        3
                  As of September 30, 1998 and December 31, 1997

               Condensed Consolidated Statements of Operations -              4
                  Three months ended September 30, 1998 and 1997 and
                  Nine months ended September 30, 1998 and 1997

               Condensed Consolidated Statements of Cash Flows -              5
                  Nine months ended September 30, 1998 and 1997

               Notes to Condensed Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of                        9
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    19


--------------------------------------------------------------------------------
PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                              20


--------------------------------------------------------------------------------
SIGNATURES                                                                   21

--------------------------------------------------------------------------------

                         PART 1: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                 September 30,      December 31,
                                                                      1998              1997
                                                                  -----------       -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                      $ 2,700,403       $ 1,406,141
   Short-term investments                                             280,000           286,000
   Accounts receivable, less allowance for doubtful accounts        1,166,515           240,444
   Refundable income taxes                                                 --           127,035
   Prepaid expenses and other assets                                  148,044           449,256
                                                                  -----------       -----------
             Total current assets                                   4,294,962         2,508,876

   Property and equipment, net                                        580,822           748,736
   Software development costs, net                                    126,952           231,063
   Other assets                                                       239,430           226,034
                                                                  -----------       -----------
                                                                  $ 5,242,166       $ 3,714,709
                                                                  ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                         $   115,686       $   134,043
   Accrued and other current liabilities                              507,078           728,975
   Deferred revenue                                                    73,683           359,361
                                                                  -----------       -----------
             Total current liabilities                                696,447         1,222,379
                                                                  -----------       -----------

Shareholders' equity:
   Common stock                                                     7,551,744         5,079,505
   Accumulated comprehensive income                                    14,200                --
   Accumulated deficit                                             (3,020,225)       (2,587,175)
                                                                  -----------       -----------
             Total shareholders' equity                             4,545,719         2,492,330
                                                                  -----------       -----------
                                                                  $ 5,242,166       $ 3,714,709
                                                                  ===========       ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                      Three months ended              Nine months ended
                                                         September 30,                   September 30,
                                                  --------------------------     ---------------------------
                                                      1998           1997            1998            1997
                                                  -----------    -----------     -----------     -----------
Revenue:
   Product license fees                           $ 1,233,322    $   365,173     $ 1,560,333     $ 1,337,803
   Product maintenance fees                           166,052        835,294         494,640       2,544,186
   Consulting services                                  9,000         35,022         244,096         110,784
   Royalties                                           98,794             --         328,102              --
                                                  -----------    -----------     -----------     -----------
             Total revenue                          1,507,168      1,235,489       2,627,171       3,992,773

Cost of revenue                                       226,505        233,577         504,879         699,503
                                                  -----------    -----------     -----------     -----------
             Gross profit                           1,280,663      1,001,912       2,122,292       3,293,270
                                                  -----------    -----------     -----------     -----------

Operating expenses:
   Research and development                           495,545        453,052       1,153,315       1,691,204
   Sales and marketing                                512,750        743,912       1,358,641       2,861,728
   General and administrative                         253,239        386,870         701,722       1,189,586
   Gain on sale of Tandem product line                     --             --        (515,487)             --
                                                  -----------    -----------     -----------     -----------
             Total operating expenses               1,261,534      1,583,834       2,698,191       5,742,518
                                                  -----------    -----------     -----------     -----------
             Operating income (loss)                   19,129       (581,922)       (575,899)     (2,449,248)
Other income, net                                      50,697         24,323         102,245          66,728
                                                  -----------    -----------     -----------     -----------
             Income (loss) before income taxes         69,826       (557,599)       (473,654)     (2,382,520)
Income tax expense (benefit)                               --             --         (40,604)          1,080
                                                  -----------    -----------     -----------     -----------
             Net income (loss)                    $    69,826    $  (557,599)    $  (433,050)    $(2,383,600)
                                                  ===========    ===========     ===========     ===========

Basic earnings (loss) per share:
   Net income (loss) per share                    $      0.02    $     (0.19)    $     (0.13)    $     (0.81)
                                                  ===========    ===========     ===========     ===========

   Shares used in net income (loss) per
     share computation                              3,813,429      2,946,040       3,384,495       2,936,025
                                                  ===========    ===========     ===========     ===========

Diluted earnings (loss) per share:
   Net income (loss) per share                    $      0.02    $     (0.19)    $     (0.13)    $     (0.81)
                                                  ===========    ===========     ===========     ===========

   Shares used in net income (loss) per
     share computation                              4,124,473      2,946,040       3,384,495       2,936,025
                                                  ===========    ===========     ===========     ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                       Nine months ended
                                                                          September 30,
                                                                  -----------------------------
                                                                      1998             1997
                                                                  -----------       -----------
Cash flows from operating activities:
   Net loss                                                       $  (433,050)      $(2,383,600)
   Adjustments to reconcile net loss to net cash used for
     operating activities:
      Depreciation and amortization                                   399,586           523,807
      Gain on sale of Tandem product line                            (515,487)               --
      Changes in operating assets and liabilities:
        Accounts receivable, net                                     (926,071)          290,892
        Refundable income taxes                                       127,035           273,634
        Prepaid expenses and other assets                             287,816            22,408
        Trade accounts payable                                        (18,357)          (24,693)
        Accrued and other current liabilities                        (221,897)         (330,708)
        Deferred revenue                                             (285,678)         (116,897)
                                                                  -----------       -----------
                   Net cash used for operating activities          (1,586,103)       (1,745,157)
                                                                  -----------       -----------

Cash flows from investing activities:
   Purchases of short-term investments                               (200,000)               --
   Sales of short-term investments                                    220,200         1,353,065
   Proceeds from sale of Tandem product line                          515,487                --
   Capitalization of software development costs                            --           (66,449)
   Purchases of property and equipment                               (127,561)          (68,898)
                                                                  -----------       -----------
                   Net cash provided by investing activities          408,126         1,217,718
                                                                  -----------       -----------

Cash flows from financing activities:
   Proceeds from public offering of stock, net                      2,217,373                --
   Proceeds from other stock transactions                             254,866           137,783
                                                                  -----------       -----------
                   Net cash provided by financing activities        2,472,239           137,783
                                                                  -----------       -----------
Net increase (decrease) in cash and cash equivalents                1,294,262          (389,656)
Cash and cash equivalents at beginning of period                    1,406,141           689,611
                                                                  -----------       -----------
Cash and cash equivalents at end of period                        $ 2,700,403       $   299,955
                                                                  ===========       ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  Basis of Presentation

The Consolidated Financial Statements of Enlighten Software Solutions, Inc. and Subsidiary (the "Company") included in the Company's Form 10-KSB for the year ended December 31, 1997 contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this Quarterly Report on Form 10-QSB. The condensed consolidated balance sheet at December 31, 1997 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles. These interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial information contained herein is not necessarily indicative of results for any future period.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of September 30, 1998, and the results of operations and cash flows for the interim periods presented.

2.  Revenue Recognition

Product license fees are recognized after the following events have occurred: a product evaluation has been shipped to the customer; the customer elects to purchase the software following an evaluation period; the customer signs the related contract; and collection of the sales price is probable. Royalty revenues that are contingent upon sale to an end user by original equipment manufacturers are recognized upon receipt of a report of shipment from the original equipment manufacturer. Product maintenance fees committed as part of new product licenses and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period, generally one year. Consulting service revenue is recognized when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts.

3.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                                   (UNAUDITED)

Additionally, the Company has classified its investments in preferred stock as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of September 30, 1998, unrealized gains and losses were not significant.

4.  Recent Accounting Pronouncements

The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The adoption of this statement did not have a material affect on the periods presented.

5.  Earnings Per Common Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur from options which could result in additional common shares being issued.

The following is a reconciliation of the number of shares used in the basic and diluted earning per share computations for the periods presented:

                                       Three months ended        Nine months ended
                                          September 30,             September 30,
                                     ----------------------    ----------------------
                                        1998         1997         1998         1997
                                     ---------    ---------    ---------    ---------
Shares used in basic net income
  (loss) per share computation       3,813,429    2,946,040    3,384,495    2,936,025

Effect of dilutive potential
  common shares                        311,044           --           --
                                     ---------    ---------    ---------    ---------
Shares used in diluted net income
  (loss) per share computation       4,124,473    2,946,040    3,384,495    2,936,025
                                     =========    =========    =========    =========

Potential common shares excluded from the computation for the three months ended September 30, 1997 was 178,222 as their effect would be antidilutive. Potential common shares excluded from the computation for the nine months ended September 30, 1998 and September 30, 1997 were 418,193 and 161,329, respectively.

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

7.  Recent Developments

In May 1998, the Company completed a public offering (the "Offering") of 700,000 shares of Common Stock. The net proceeds from the Offering of $2.2 million will be used for funding 1998 operations, capital expenditures, and for other general corporate purposes, including working capital.

8.   Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999 and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 to have a material impact on its results of operations.

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

RESULTS OF OPERATIONS

        Total revenue. Revenue for the third quarter of 1998 totaled $1,507,000, a 22% increase when compared to the same quarter in 1997. The increase for the quarter is related to the increased license fees from the Company's UNIX/NT product explained in more detail below. Total revenue for the nine months ended September 30, 1998, decreased 34% to $2,627,000, from the same period in 1997. The decrease for the nine month period was almost entirely due to the sale of the Company's Tandem products on October 1, 1997, which significantly affected product license fees and product maintenance fees. The decrease in Tandem revenue was partially offset by an increase in revenue of $1,736,000 associated with the Company's UNIX/NT product.

        Revenue from product license fees increased 238% to $1,233,000 in the third quarter of 1998, and increased 17% to $1,560,000 for the nine months ended September 30, 1998, when compared to the same periods in 1997. The increase in each period was primarily attributable to an increase in UNIX/NT licenses of the Company's EnlightenDSM product for those respective periods. UNIX/NT license revenue increased by $1,159,000, or 1,566%, and $1,169,000, or 299%, for the
three and nine months ended September 30, 1998, respectively. This increase in UNIX/NT license revenue is due to the initial shipments of the EnlightenDSM/Workgroup bundle by Silicon Graphics, Inc. The third quarter of 1998 represented the first quarter in which the Company's product was bundled with the IRIX operating system shipped by Silicon Graphics. These increases were offset by the loss of Tandem product license revenue resulting from the sale of the Tandem product line. There was no product license fee revenue from the Company's Tandem product line in 1998, compared to $291,000 and $947,000 in the three and the nine months ended September 30, 1997, respectively.

        Product maintenance fees decreased 80%, to $166,000, in the third quarter of 1998, and decreased 81% to $495,000 for the nine months ended September 30, 1998, when compared to the same periods in 1997. The decline is almost entirely due to the disposition of the Tandem product line on October 1, 1997. Product maintenance fees for EnlightenDSM increased by $142,000, or 592%, and by $439,000, or 784%, for the third quarter and the first nine months of 1998, respectively, when compared to the third quarter and the first nine months of 1997. This increase was primarily a result of support fees recognized in connection with the Company's OEM relationship with Silicon Graphics, Inc.

        Consulting services revenue decreased 74%, to $9,000, in the third quarter of 1998 when compared with the third quarter of 1997. The decrease in this period is due to Tandem consulting projects in existence in the third quarter of 1997 and terminated prior to the third quarter of 1998. Consulting services revenue increased 120%, to $244,000, for the nine months ended September 30, 1998, when compared with the same period in 1997. The increase is primarily due to non-recurring consulting work performed in the first quarter of 1998 related to the Company's new OEM relationship as well as consulting performed for NDS in connection with the Company's sale of the Tandem product line.

        Royalties for the third quarter of 1998 and the first nine months of 1998 were $99,000 and $328,000, respectively. The Company recognizes royalties from product license fees and product maintenance fees generated by the Tandem product line sold to NDS in October 1997. There were no comparable royalties in 1997.

        Cost of revenue. Cost of revenue decreased by 3%, or $7,000, to $227,000 in the third quarter of 1998, and by 28%, or $195,000, to $505,000 for the nine months ended September 30, 1998. The reduction in cost of revenue is caused primarily by the decrease in costs associated with royalties paid to third parties and amortization of software development and acquisition costs. Costs associated with these two areas decreased as a result of the sale of the Tandem product line. These cost reductions were partially offset by hardware costs associated with the non-recurring consulting services performed in connection with the Company's OEM relationship and increased product packaging costs related to the Company's EnlightenDSM product.

        Research and development. Net research and development expenses increased by 9% to $496,000 in the third quarter of 1998, when compared to the third quarter of 1997. The increase in this quarter is related to increased personnel and recruiting costs. Several new development personnel were hired in the third quarter. Although total development headcount remained relatively equal compared to the year ago quarter, UNIX/NT development personnel were hired, replacing former Tandem development personnel. Net research and development expenses decreased by 32% to $1,153,000 for the nine months ended September 30, 1998, when compared to the same period in 1997. The decrease is attributable to the sale of the Tandem product line on October 1, 1997. All Tandem research and development personnel were transferred to NDS in October 1997. Prior to the hiring that took place in the current quarter, there were no comparable expenses associated with Tandem development in 1998. The Company expects its research and development expenditures to increase in absolute dollars as it expands that operation to facilitate expected product demands associated with its third-party resellers.

        Sales and marketing. Sales and marketing expenses decreased by 31% to $513,000 in the third quarter of 1998, and by 53% to $1,359,000 for the nine months ended September 30, 1998, when compared to the same periods in 1997. The decrease is primarily due to the sale of the Tandem product line in October 1997 and the restructuring of the sales and marketing department to reflect the Company's strategy of selling through third parties as opposed to selling directly. All sales and support personnel associated with the Tandem product line were transferred to NDS as part of the sale of that operation. Additionally, the Company closed all remote sales operations in the U.S. and the U.K. during the fourth quarter of 1997, significantly reducing sales and marketing costs.

        The Company expects sales and marketing costs to increase in absolute dollars for the foreseeable future as it expands its ability to sell and service its products through third-party resellers and, to a lesser extent, expands its direct sales force.

        General and administrative. General and administrative expenses decreased by 35% to $253,000 in the third quarter of 1998, and by 41% to $702,000 for the nine months ended September 30, 1998, when compared to the same periods in 1997. The decrease in expense is primarily related to decreased overhead associated with the disposed Tandem operation.

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

        Other income, net. Other income, net increased by $26,000 and $36,000 in the third quarter of 1998 and the nine months ended September 30, 1998, respectively, as a result of an increase in net interest income.

        Income tax expense (benefit). Due to the Company's loss and tax credit carryforwards no tax is due on the third quarter's net income. The Company recognized a tax benefit of $41,000 in the first quarter of 1998 as a result of receiving tax refunds on net operating loss carrybacks in excess of taxes receivable provided for by the Company. Since the Company does not expect to have a tax liability in 1998, the full benefit of the excess tax refund received was recognized in the first quarter of 1998. The Company's tax expense recognized in 1997 is due to taxes paid to foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1998, the Company's cash, cash equivalents, and short term investments were $2,980,000, representing 57% of total assets. The Company's working capital as of September 30, 1998, was $3,599,000. Cash equivalents are highly liquid with original maturities of ninety days or less. The Company's short term investments are primarily investment grade commercial paper and highly liquid. The Company had no debt as of September 30, 1998, other than normal trade payables and accrued liabilities. Shareholders' equity as of September 30, 1998, was $4,546,000.

        During the first nine months of 1998, the Company's operating activities used cash of $1,586,000, compared to cash used by operating activities of $1,745,000 in the same period of the prior year. The change was principally caused by decreased net losses, excluding the gain on the sale of the Tandem operation, partially offset by the change in accounts receivable.

        The Company's investing activities have consisted primarily of short-term investments, the sale of the Company's Tandem operation, capitalization of software development costs, and additions to capital equipment. Investing activities provided cash of $408,000 for the nine months ended September 30, 1998, compared with $1,218,000 in the same period in 1997. The change is primarily due to sales of short-term investments made in the first nine months of 1997 in excess of the net sales and purchases of short-term investments in the first nine months of 1998. The change attributable to sales and purchases of short-term investments was partially offset by proceeds received in the first nine months of 1998 from the sale of the Tandem operations.

        Financing activities provided cash of $2,472,000 in the first nine months of 1998, compared with cash provided of $138,000 in the same period of the prior year. The increase in cash provided from financing activities resulted from the Company's issuance and sale of 700,000 shares of Common Stock in a public offering.

        In May 1998, the Company completed a public offering (the "Offering") of 700,000 shares of common stock. The net proceeds from the Offering of $2.2 million will be used for funding 1998 operations and capital expenditures and for other general corporate purposes, including working capital.

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

Uncertainty of Success in Open Systems Market

        The Company has derived a substantial portion of its revenue to date from its Tandem-based products. The Company, however, sold all rights to its Tandem technology in October 1997. The future success of the Company is substantially dependent on its ability to generate significant revenue from its UNIX/NT product offering. The Company's initial product entry into the open systems market in 1995 was unsuccessful. Version 2.0 of EnlightenDSM was released in mid-1996 and represented 27% and 22% of the Company's license revenues in 1997 and 1996, respectively. In January 1998, the Company signed an OEM bundling agreement with Silicon Graphics in which Silicon Graphics will bundle a limited version of the Company's product on each UNIX system shipped. In August 1998, the Company signed a distribution agreement with two of General Electric's IT Distribution Group businesses, Access Graphics and Integration Alliance. These were the first such agreements entered into by the Company. However, the open systems market is characterized by rapid technological growth and intense competition. There can be no assurance that the Company has the resources, both financial and personnel, to effectively capitalize on, and continue with, its early and limited success in this market.

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

        Additionally, as the Company shifts its sales efforts from direct to indirect channels, the Company will become more dependent on its third-party distributors for the technical support and consultation to end users. The Company will need to increase its training and education efforts related to its third-party distributors to enable such third parties to obtain the technical proficiency and knowledge with respect to the Company's products. Despite these efforts, there can be no assurance that the Company will successfully train its third party distributors to enable them to provide adequate technical support to the customer base. This may result in, among other things, increased workload on the Company's internal support and engineering staff, or poor customer acceptance of the products, or both, either of which would have a material adverse effect on the Company's business, operating results, and financial condition

        In January 1998, the Company entered into a Software License, OEM, and Distribution Agreement with Silicon Graphics which will provide a new distribution channel for the Company's products. The Company has agreed to provide a limited feature version of the EnlightenDSM product which will be bundled with Silicon Graphic's IRIX operating system. In August of 1998, the Company entered into a distribution agreement with two of General Electric's IT Distribution Group businesses, Access Graphics and Integration Alliance. Under this agreement, the two companies will offer certified resellers the Company's EnlightenDSM/Workgroup product bundled with such certified resellers' high-end server offerings from Sun Microsystems and Hewlett Packard, and offer all of its authorized resellers the entire EnlightenDSM product line for distribution. While the Company believes that these arrangements with Silicon Graphics, Access Graphics, and Integration Alliance will be beneficial, there can be no assurance that the Company will be able to deliver its products to these companies in a timely manner or that these companies will license the Company's products in volumes anticipated by the Company. Further, these agreements are the Company's only significant third-party distribution agreements to date. While the Company's strategy is to obtain additional resellers to reduce the dependence on two vendors, there can be no assurance of successfully attracting additional vendors to distribute the Company's products. Any such failure would result in the Company having expended significant resources with little or no return on its investment, which would have a material adverse effect on the Company's business, operating results, and financial condition.

        These additional investments and responsibilities will require the expenditure by the Company of substantial resources, including the diversion of employees from other projects to provide the support services and development efforts required to provide products and services to these third party vendors and other new third parties, if any.

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

Product Concentration

        The Company expects that a substantial majority of the Company's revenue in future periods will be derived from its UNIX/NT product, EnlightenDSM. This product accounted for 100%, and 29% of the Company's license revenue in the nine months ended September 30, 1998, and 1997, respectively. The Company has disposed of its Tandem product line that accounted for the majority of its license revenue in each period prior to October 1997. The Company expects that the EnlightenDSM product and its extensions and derivatives will continue to account for a substantial majority, if not all, of the Company's revenue for the foreseeable future as a result of its strategic decision to divest itself of its Tandem technology in order to focus its financial and other resources to selling, servicing, and supporting EnlightenDSM. Broad market acceptance of EnlightenDSM is, therefore, critical to the Company's future success. Failure to achieve broad market acceptance of EnlightenDSM, as a result of competition, technological change, or otherwise, would have a material adverse effect on the business, operating results, and financial condition of the Company. The Company's future financial performance will depend in significant part on the successful development, introduction, and market acceptance of EnlightenDSM and its product enhancements. There can be no assurance that the Company will be successful in marketing EnlightenDSM or any new products, applications, or product enhancements, and any failure to do so would have a material adverse effect on the Company's business, operating results, and financial condition.

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

Delisting of Securities from Nasdaq National Market

        The Company's Common Stock was quoted on the National Market tier of the Nasdaq Stock Market ("Nasdaq") until October 23, 1998, at which time the Company's stock was moved to the Nasdaq SmallCap Market. Nasdaq recently imposed new maintenance criteria for companies listed on the National Market. In order to continue to be included on the National Market, a company must, among other things, maintain $4,000,000 in net tangible assets and a $5,000,000 market value of its public float. As of March 31, 1998, the Company was not in compliance with the revised Nasdaq National Market continued listing criteria as to minimum net tangible assets. In connection with the adoption of such new criteria, Nasdaq National Market listed companies had until February 23, 1998 to comply. As of September 30, 1998, the Company is in compliance with all continued listing requirements for inclusion on the National Market tier of Nasdaq. The Company applied to Nasdaq for a temporary exception to the National Market continued listing requirements. In July 1998, the Company was informed that despite its current compliance with the listing requirements, its application for exception to the continued listing requirements was denied. The Company appealed this decision. In October 1998 the Company was notified that such appeal had been denied. The Company is currently appealing this decision as well. The Company has not been notified of its appeal date. During this appeal process, the Company's shares were moved to the Nasdaq SmallCap Market. If the Company's current appeal is denied, the Company's securities will remain listed on the Nasdaq SmallCap Market. If the stock remains listed on the SmallCap Market, an investor may find it more difficult to acquire and dispose of the Company's securities.

Year 2000 Compliance

        The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even replacement of such source code or applications will be necessary. The Company is in the process of identifying the software applications that are not "Year 2000"compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company is still analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                         FORM 10-QSB, SEPTEMBER 30, 1998

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               The exhibits listed in the accompanying Index of Exhibits on Page 22 are filed or incorporated by reference as part of this report. Exhibit numbers 10.21, 10.21.1, 10.22, 10.23, 10.24, 10.25, and
               10.26 are management contracts or compensatory plans or arrangements.

        (b)    Reports on Form 8-K

               During the quarter ended September 30, 1998, the Company did not file any reports on Form 8-K.

ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         FORM 10-QSB, SEPTEMBER 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Enlighten Software Solutions, Inc.



DATE:      November 9, 1998             SIGNATURE:  /s/ David D. Parker
           ------------------                      ----------------------------
                                                    David D. Parker
                                                    Chief Executive Officer



DATE:      November 9, 1998             SIGNATURE:  /s/ Michael A. Morgan
           ------------------                      ----------------------------
                                                    Michael A. Morgan
                                                    Chief Financial Officer

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                         FORM 10-QSB, SEPTEMBER 30, 1998


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
3.1(1)         Amended and Restated Articles of Incorporation.

3.1(1)         By Laws.

10.21.1(2)(@)  Amendment to Employment letter and Termination and Change in
               Control Agreement, dated November 6, 1996, by and between
               Enlighten Software Solutions, Inc. and Byron E. Jacobs.

10.24(2)(@)    Termination and Change in Control Agreement, dated April 24,
               1996, by and between Enlighten Software Solutions, Inc. and
               Michael A. Morgan.

10.25(2)(@)    Employment letter, dated December 27, 1996, by and between
               Enlighten Software Solutions, Inc. and Mark Himelstein.

10.26(2)(@)    Nonqualified Stock Option Agreement, dated December 27, 1996, by and between Enlighten Software Solutions, Inc. and Mark
               Himelstein.

10.27(3)       Agreement dated as of September 22, 1997, by and among Enlighten
               Software Solutions, Inc., Peter J. McDonald, and New Dimension
               Software, Inc.

10.28(1)(@)    Employment letter, dated July 3, 1997, by and between Enlighten
               Software Solutions, Inc. and Michael Seashols.

10.29(1)(@)    Employment letter, dated August 28, 1997, by and between
               Enlighten Software Solutions, Inc. and David D. Parker.

10.30(1)       Agreement dated as of January 21, 1998, by and between Enlighten
               Software Solutions, Inc. and Silicon Graphics, Inc.

-------------------

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

(@)  Compensatory or employment arrangement.