Form 10KSB
period 1998-12-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1999-03-31
CIK 919175

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

        The registrant's revenues for the fiscal year ended December 31, 1998 were $3,758,408.

        The approximate aggregate market value of the registrant's Common Stock held by nonaffiliates on February 28, 1999 was $9,028,521. This amount excludes shares held by directors, executive officers, and holders of 5% or more of the outstanding Common Stock since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of common shares outstanding as of February 28, 1999 was 3,959,701.

DOCUMENTS INCORPORATED BY REFERENCE:
                                                           Form 10-KSB reference
(1)     Proxy Statement for Shareholder Meeting
        scheduled for May 20, 1999                               Part III

                                     PART I


        This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1 under the heading "Business Risks" on page 18 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1.    BUSINESS

OVERVIEW

        Enlighten Software Solutions, Inc. ("Enlighten Software" or the "Company") develops, markets, and supports software products for UNIX and UNIX/Windows environment workgroup administration and enterprise management. The Company's product solutions are designed for open systems distributed computing environments in the range of ten to 1,000 servers/clients. The Enlighten(R) Distributed Systems Manager(TM) ("EnlightenDSMTM") product allows companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse UNIX/Windows platform vendors such as Digital Equipment Corporation ("DEC"), Hewlett-Packard ("HP"), IBM, Microsoft, Santa Cruz Operation ("SCO"), Silicon Graphics, Inc. ("Silicon Graphics"), and Sun Microsystems ("Sun"). The Company's award winning EnlightenDSM product suite provides cost-effective systems administration solutions for such open systems environments. The product suite is a fully integrated software solution providing a middle-tier framework that is a standards-based multi-function management system covering the breadth of workgroup administration and systems management disciplines.

        Founded in 1986, the Company was a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries. On October 1, 1997, the Company sold its Tandem operation in order to focus efforts on its UNIX/Windows product suite.

RECENT DEVELOPMENTS FOR THE COMPANY

        Fiscal 1998 was a new beginning for Enlighten Software. Following the sale of the Tandem product line in October 1997, the Company was able to focus solely on its UNIX/Windows product line for the first time since that product line's introduction in late 1995. The results of that focus were demonstrated during 1998 in significant and meaningful ways. At the time of the Tandem disposition, the Company's annual revenue from the UNIX/Windows product line was less than $500,000 and the Company had no significant partner relationships. Shortly thereafter, in January 1998, Enlighten entered into its first OEM bundling agreement with Silicon Graphics. In May 1998 the Company raised $2.2 million via a secondary public offering in order to bolster its cash position and its net assets. In August 1998 the Company aligned with Access Graphics, a subsidiary of General Electric's ("GE's") IT Distribution Group. In the third quarter of 1998, Enlighten recognized its first operating profit from its UNIX/Windows product line. Most recently, during the first quarter of 1999, the Company announced the additions of Microsoft Windows95 and Windows98 to its UNIX and Microsoft NT platforms. That announcement was followed by Sun Microsystems' announcement that it had chosen EnlightenDSM as an integration partner with their Sun Enterprise SyMON(TM) performance management software. Finally, and most significantly, in February 1999 the Company and IBM announced a licensing arrangement in which EnlightenDSM will be integrated into IBM's Suites for Solaris and AIX UNIX operating system platforms.

OEM Bundling Agreement

        On January 22, 1998, the Company entered into a three-year worldwide OEM bundling agreement with Silicon Graphics. Under the terms of the agreement, Silicon Graphics ships a bundled limited feature version of EnlightenDSM, EnlightenDSM/Workgroup, on new server and workstation product shipments as well as with operating system upgrades shipped to already installed Silicon Graphics customers. Silicon Graphics also offers and includes on its price list a full feature version of EnlightenDSM as well as agent modules to enable the management of other UNIX/Windows vendor servers and workstations. The products are supported through Silicon Graphic's global customer support organization. In addition to OEM bundling, Silicon Graphics markets the products through its telesales force, direct field organization, and authorized resellers.

GE IT Distribution Group Distribution Agreement

        On August 28, 1998, the Company entered into a two-year global distribution agreement with two of GE's subsidiaries, Access Graphics and Integration Alliance. Under the agreement, Access Graphics and Integration Alliance offer certified resellers the EnlightenDSM/Workgroup product bundled with the businesses' high-end server offerings from Sun Microsystems and Hewlett-Packard, and offer its authorized resellers the entire Enlighten product line for distribution. This agreement extends the DSM/Workgroup product bundling opportunity beyond the Silicon Graphics platform to include all server hardware carried by Access Graphics and Integration Alliance. Access Graphics is the largest master reseller for Sun Microsystems and Silicon Graphics. Integration Alliance is the premier distributor of integrated enterprise solutions with a focus on the HP commercial computing environment.

Sun Microsystems' SyMON Integration

        In February 1999 Sun Microsystems announced plans to integrate Sun Enterprise SyMON software with leading management solutions from Enlighten and other premier systems management software companies in order to simplify their customers' system management environment. With the products from Enlighten and the other companies, Sun intends to address three critical areas of system management: enterprise management, application management and operating system administration. The announcement was the result of months of working closely with the SyMON technical personnel at Sun in order to provide a seamless integration of EnlightenDSM's system administration capabilities and Sun Enterprise SyMON software.

IBM Licensing Agreement

        In the most significant announcement by the Company since the Silicon Graphics' relationship, IBM and Enlighten announced on February 22, 1999 that they had entered into a licensing agreement for Enlighten's flagship product, EnlightenDSM. Under this agreement, IBM will integrate EnlightenDSM into the new IBM Suites for Solaris and AIX operating systems. The agreement will provide IBM's Suites customers with Enlighten's cross-platform solution for workgroup management and administration of heterogeneous UNIX and Windows systems. In addition to EnlightenDSM, the Suites includes IBM DB2 Universal Database, WebSphere Application Server, Lotus Domino, and other IBM products. IBM and its business partners will market the Suites worldwide with EnlightenDSM as an integral part.

        IBM Suites for Solaris and AIX are new from IBM. They are designed to provide reliability, security, and support available for connected enterprises and autonomous departments using applications on UNIX servers. Software developers, value-added distributors and resellers, system integrators and other solution providers can use the IBM Suites as a secure technology base for developing "e-business" solutions for customers in diverse industries and markets.

INDUSTRY BACKGROUND

        In recent years there has been a significant change in the market for networked, enterprise-wide computer systems. Technology advances in hardware and software have created a new paradigm in computing based upon a client/server architecture, where the user and the information server are connected via high speed networks, locally via LANs, or remotely via communications networks. In many cases, these systems are being deployed to replace the existing mainframe systems. Yet the Company believes that, in the majority of cases, these systems are additional and complementary to an organization's existing computing capability. In the latter situations, computer systems based upon UNIX and Windows operating systems are generally being deployed at the divisional and departmental levels, although many companies are increasingly using UNIX and Windows systems for more critical applications used in the organization's day-to-day operations. The transition to open distributed computing has been accelerated by the adoption of Internet and Intranet technologies that utilize such open systems. The development of client/server or distributed systems has created a significant market for hardware and software companies that have developed products for these open environments based on UNIX or Windows. Sun Microsystems, Hewlett Packard, IBM, and Silicon Graphics are a few of the hardware companies that ship large quantities of UNIX workstations and servers. Database and programming development products from companies such as Oracle, Informix, Sybase, Forte, SAP, and Baan have also enjoyed success based upon the development of open systems.

        Open systems environments offer several benefits, such as common standards, allowing for combinations of hardware and software from a variety of vendors. These environments also provide easy portability of applications from one vendor's UNIX system to another, thereby protecting a customer's original investment. Other benefits include lower price points, cost effective networking, and a large pool of experienced technical personnel. However, managing the operations of large client/server systems can be difficult and labor intensive. As corporate customers migrate mission critical applications from mainframes to distributed UNIX and Windows systems, they are demanding the same type of management and administration tools provided in the mainframe environment. The diversity of systems and applications has increased significantly in recent years. The introduction and proliferation of the NT operating system, the increased scope of applications from core business transactional software to decision support, groupware, and Internet/Intranet products, and the advancement of requirements of a centralized information technology ("IT") department to manage systems in remote physical locations has greatly expanded the systems management expertise required within IT organizations of these companies. Additionally, an inherent characteristic of open systems is a lack of complete integration of the various vendors' products. The development of standards such as Simple Network Management Protocol ("SNMP"), the leading protocol for network management and the leading standard for information collection in multi-vendor computing environments, and OpenView provide a standard framework for systems management products in open environments, but these standards must be integrated and managed. Many hardware manufacturers have been slow to provide effective multi-vendor solutions to manage their own, let alone their competitor's hardware, creating a market need for truly heterogeneous system administration solutions.

        While open systems have produced significant advantages, the management of distributed, heterogeneous open systems presents a major challenge. Unlike the mainframe environments where an operations department typically has both trained resources and extensive systems utilities, the responsibility for managing open systems has become the responsibility of technicians who typically use limited system utilities and "home grown" routines.

        These market needs are currently being addressed either through manual procedures by a company's internal IT organization, or by one of three types of solutions: (i) point products, or stand-alone products designed to address one particular function or requirement; (ii) interfaced products, or a set of point products loosely coupled by a common interface but not truly integrated; and
(iii) enterprise systems management frameworks, or large monolithic products designed to manage a customer's entire computing infrastructure from mainframe systems, to UNIX/Windows systems, to desktop PCs. Many products serving this market were developed by porting dated mainframe technology and architecture to the UNIX environment. These solutions are typically expensive to acquire and implement due to the extensive efforts associated with installing and configuring these products to a customer's particular environment.

THE ENLIGHTEN SOFTWARE SOLUTION

        Enlighten Software offers a middle-tier framework for workgroup administration and systems management for UNIX and Windows open systems. Enlighten Software's mission is to provide the industry's most pervasive software solutions which help enterprises monitor, manage, and administer distributed, heterogeneous computers simply and inexpensively. The Company intends to establish a presence as a market leader for easy to use, out-of-the-box, broad-based functionality for workgroup administration and systems management across major open systems platforms. While numerous standards are being introduced and companies are vying to position themselves in the open systems management market, Enlighten Software is positioning its Enlighten product suite as the one product that is vital and affordable to open systems managers in mixed UNIX/Windows environments.

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

     - Broad functionality: The customer in the Company's target market typically has a limited budget, limited resources, and limited staff. Therefore, the Company designed the product to be able to address a broad range of system management and administration needs, alleviating the customer's need to make a series of investments in point product solutions. EnlightenDSM provides a common interface for an integrated product that addresses (i) user account configuration, (ii) printer resource management, (iii) network services configuration and management, (iv) security auditing, (v) disk and file management, (vi) archive management, (vi) systems management, and (vii) event generation and monitoring.

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

        EnlightenDSM is scalable to large networks and supports the day-to-day operational requirements of networked systems, such as adding users and nodes, reconfiguring system processes, managing disk storage, and managing Internet/Intranet users. The Company believes its product suite is affordably priced, scalable from ten to 1,000 systems, designed to install within one half hour for most configurations, and will integrate with other system console and network administration products, such as Tivoli, CA Unicenter, Remedy, and many others.

COMPANY STRATEGY

        Enlighten Software's objective is to become a market leader in integrated open systems workgroup administration and systems management. To achieve this objective, Enlighten Software has adopted a business strategy incorporating the following elements:

Focus on the "under-served" market

        The Company believes that most of the products in the enterprise systems management market are currently focused toward Fortune 500 companies that can afford the time and expense, and possess the resources necessary to implement a monolithic enterprise-wide systems management solution. Mid-sized companies, and smaller sites or departments of larger companies, cannot effectively and efficiently implement these solutions and require less intrusive, more cost-effective means to manage their UNIX/Windows systems. The Company believes there are very few products to assist these organizations in managing and monitoring their open systems networks. Enlighten Software's focus for its UNIX/Windows products is this under-served market, defined as sites with ten to 1,000 UNIX or Windows workstations or servers without a large mainframe presence. The Company feels its low-cost, easy-to-use, non-intrusive workgroup administrations and systems management solution is the most effective tool for these companies to use for managing and monitoring their systems.

Penetrate the market primarily through third-party relationships

        The Company shifted its sales and marketing focus from direct sales to indirect channels sales in late 1997 following the sale of the Tandem operation. Shortly after this shift occurred, the Company entered into the OEM bundling agreement with Silicon Graphics, which was then followed by the distribution and licensing agreements with GE's IT Distribution Group and IBM Corporation, and the integration with Sun's SyMON software. The Company's product architecture and design, price point, and ease of use of the EnlightenDSM product allow it to be effectively bundled with both a hardware manufacturer's operating system and a software company's independent applications. The relationships with these entities will allow the Company to continue penetrating the market by proliferating its products on thousands of systems, thereby providing a base within which to sell the full feature version of EnlightenDSM, as well as other products. The Company intends to continue to pursue additional partnering relationships and intends to continue to focus its sales and marketing efforts on the following:

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

        - Additional UNIX hardware manufacturers - The Company believes that several UNIX hardware manufacturers lack effective systems management solutions. As the competition for UNIX hardware increases and price points drop, the Company believes these manufacturers will need to differentiate themselves through the ability to offer solutions to customers that provide lower cost of ownership through ease of use and administration for their systems. With relationships established with Silicon Graphics, IBM, and Sun, the Company has successfully attracted three of the major UNIX hardware manufacturers. The Company's strategy in this area will be to leverage its relationships with its current vendors to either broaden or deepen the relationship, as well as enter into agreements other UNIX vendors.

        - Systems integrators and consultants - The Company also believes that companies providing systems management consulting and outsourcing services to IT organizations are in need of effective administration and management tools to provide their clients with improved efficiencies in managing heterogeneous open systems environments.

        - Selected end-users - The Company has shifted its primary focus from direct to indirect channels to market and distribute its product. However, it maintains a small direct sales force focused on select opportunities where the Company can provide value through stronger, more dedicated customer relationships.

        The preceding discussion regarding the Company's response to the systems management market and its product and marketing strategy contains forward-looking statements, and actual results may vary substantially depending upon a variety of factors, including, but not limited to, the development of emerging markets for systems management and administration software, competition, technological change, changing customer needs, evolving industry standards, any product development delays, and the ability of the Company to manage future growth and new distribution channels, if any. These and other factors are more fully discussed under the caption "Business Risks" on page 18 of this report.

PRODUCTS

        Enlighten Software offers software products designed to automate the management and administration of computer systems. Set forth below is a summary of the Company's principal product offerings by product family.

OPEN SYSTEMS MANAGEMENT

        In the fast-paced UNIX/Windows environment, millions of new computers are being deployed annually. All system administrators must learn to manage networks in which users are added on a regular and continuous basis. The tools these system administrators need to effectively perform their jobs should be simple, easy to implement, and intuitive; not complex, rules-based systems management software. The Company acquired core technology for UNIX systems administration products in December 1994, and released two complementary UNIX products in the second quarter of 1995. The features of these two products were combined in EnlightenDSM version 2.0, which was released in May 1996. The Company is currently shipping version 2.7 of EnlightenDSM. Product license fees from the Company's open systems product family represented 100% and 27% of total product license fees in 1998 and 1997, respectively.

Enlighten Distributed Systems Manager (EnlightenDSM)

        EnlightenDSM is a standards-based, multi-function management system covering the following disciplines: user administration, file system management, Internet/Intranet management, printer management, security checking, archiving, subsystem monitoring, event generation/tracking, and other system functions. EnlightenDSM runs on a variety of open systems computer platforms, including HP/UX, SUN/Solaris, IBM/AIX, Intel 486/SCO, Silicon Graphics/IRIX, Digital UNIX, and Microsoft Windows. Cross-platform functionality enables the management of diverse and distributed systems from a centralized console.

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

TANDEM SYSTEMS MANAGEMENT

        The Company was originally a provider of software tools and utilities to more effectively manage the performance of Tandem computer systems. Beginning with one product in 1986, the Company expanded to seven products that were used by over 400 customers in 30 countries. As the Company shifted its strategic focus away from the Tandem platform and toward the UNIX/Windows environment, the Company's Tandem products were sold. Product license fees from the Company's Tandem product line accounted for 0% and 73% of total product license fees in 1998 and 1997, respectively.

In October 1997, the Company sold all of the technology and operating assets associated with its Tandem product line to New Dimension Software, Inc. ("NDS").

SALES AND DISTRIBUTION

        The Company's revenues are derived from four sources: product license fees, product maintenance fees, consulting services, and royalties.

Product license fees

        During 1998, Enlighten Software marketed its products through third party distributors and OEMs and, to a lesser extent, a direct field sales force. The direct sales of the Company's products were marketed primarily throughout North America and Europe by its product sales organization located at the Company's headquarters in San Mateo, California.

        Product license fees in 1998 consisted primarily of revenue from the granting of perpetual licenses and from the licensing of product upgrades necessary when customers upgrade their system hardware. Product license fees include license fees from third party distribution relationships as well as license fees from end-users licensed directly by the Company. Revenue from third parties is recognized in the quarter in which the third party has shipped product. Revenue from end-user licenses is payable in full at the commencement of the license period and is recognized after all of the following events have occurred: (i) a product evaluation has been shipped to the customer; (ii) the customer elects to purchase the software following an evaluation period; and
(iii) the customer signs the related contract. Product license fees represented 65% and 34% of total revenue in 1998 and 1997, respectively.

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

        Enlighten Software then built its sales, marketing, and customer support organizations with a focus on delivery of its products to OEM partners, resellers, system integrators, and select end-users. An essential element of the Company's sales and marketing strategy has been and will continue to be the development of indirect distribution channels, such as original equipment manufacturers ("OEMs"), independent software vendors ("ISVs"), and value added resellers ("VARs"), as well as other systems management and application software vendors whose products are complementary with those of the Company.

        In January 1998, the Company established its first OEM relationship with Silicon Graphics. Under the agreement, Silicon Graphics incorporates a limited version of EnlightenDSM bundled with its operating system on new servers and workstations as well as with operating system upgrades shipped to already installed Silicon Graphics customers. Silicon Graphics also offers and includes in their price book licenses for the full-feature version of EnlightenDSM as well as agent modules to enable the management of other UNIX/Windows vendor's servers and workstations as optional enhancements. The products are supported through Silicon Graphic's global customer support organization. In addition to OEM bundling, Silicon Graphics markets the products through its telesales force, direct field organization, and authorized resellers. The Company receives a license fee for each copy distributed by Silicon Graphics to its customers.

        In August 1998, the Company entered into a distribution agreement with Access Graphics and Integration Alliance, two of GE's subsidiaries in their IT Distribution Group. Under the agreement, the companies offer certified resellers the EnlightenDSM/Workgroup product bundled with the businesses' high-end server offerings from Sun Microsystems and Hewlett-Packard, and offer its authorized resellers the entire Enlighten product line for distribution. The Company receives a license fee and support revenue from Access Graphics and Integration Alliance for each copy of EnlightenDSM licensed by their resellers to end-users.

        In February 1999 Sun Microsystems reached an agreement with the Company that will integrate Sun Enterprise SyMON software with EnlightenDSM and other leading management solutions from other software companies. Sun will participate in co-marketing activities with the Company and will cooperatively work with Enlighten's sales and marketing team in end-user sales opportunities.

        Also in February 1999, the Company entered into a licensing agreement with IBM. Under this agreement, IBM will integrate EnlightenDSM into the new IBM Suites for Solaris and AIX operating systems. The agreement will provide IBM's Suites customers with Enlighten's cross-platform solution for workgroup management and administration of heterogeneous UNIX and Windows systems. In addition to EnlightenDSM, the Suites includes IBM DB2 Universal Database, WebSphere Application Server, Lotus Domino, and other IBM products. IBM and its business partners will market the Suites worldwide with EnlightenDSM as an integral part. Enlighten will receive a license fee equal to a percentage of the revenue IBM generates from the Suites products in which EnlightenDSM is integrated.

        The Company is currently investing, and intends to continue to invest, significant resources to develop the OEM, ISV, and VAR channels, which could have a material adverse affect on the Company's operating margins. The Company's efforts to expand its third-party channels are intended to penetrate the market and achieve widespread commercial acceptance of the Company's products as a workgroup administration standard. There can be no assurance that the Company will be successful in its efforts to increase the revenues represented by this channel. The Company will be dependent upon its current and future third-party relationships for a significant portion of its revenue for the foreseeable future. There is no assurance that the Company's third party distributors will effectively distribute and exploit the Company's products. The failure of existing distributors to sell the Company's products effectively, to the inability to recruit additional third parties to distribute, market, and support the Company's products could have a material adverse affect the Company's business, operating results, and financial condition. A more detailed discussion of these and other risks associated with the Company's business is set forth under the caption "Business Risks" on page 18 of this report.

Product maintenance fees

        All customers subscribing to Enlighten Software's maintenance service agreements are entitled to receive (i) technical support and consultation, primarily over the telephone, and (ii) subsequent product enhancement and maintenance releases periodically produced by the Company. Product maintenance support is provided directly to customers as well as through the Company's authorized distributors. Since the Company has shifted its sales efforts from direct to indirect channels, the Company has become more dependent on its third-party distributors for technical support and consultation to end-users. The Company will need to continue to increase its training and education efforts related to its third-party distributors to ensure the technical proficiency and knowledge of such third parties with respect to the Company's products.

        Product maintenance fees consist of all maintenance revenue on new and existing installed software products as well as support fees paid to the Company by its third party resellers. The Company generally charges, on an annual basis, 20% of the current list price of its products in exchange for telephone support, product updates, and product enhancements. In cases in which a third party provides support to its end-users, the Company recognizes a portion of the support fees charged by such third party to its customers. Product maintenance revenue is recognized ratably over the maintenance contract period (typically one year). Product maintenance fees accounted for 17% and 61% of total revenue in 1998 and 1997, respectively.

Consulting services

        Revenue from consulting services consists of fees charged for contract services, product training, and other service activities. This division of the Company's technical support organization provides fee-based consulting services to the Company's customers throughout the U.S. Consulting service revenue is recognized when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts. Consulting services represented 7% and 5% of total revenue in 1998 and 1997, respectively.

Royalties

        The Company recognizes royalties from NDS from product license fees and product maintenance fees generated by the Tandem product line sold to NDS in October 1997. Royalties represented 11% and 0% of total revenue in 1998 and 1997, respectively.

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

        The Company provides an integrated workgroup administration and systems management product for open systems running on six different UNIX-based systems along with Microsoft Windows NT, Windows98, and Windows95. The EnlightenDSM product consists of the following features: user administration, file system management, Internet/Intranet management, printer management, security checking, archiving, subsystem monitoring, and event alarm generation/tracking.

        The Company significantly enhanced its EnlightenDSM product with several releases during 1998. The new releases contained new features such as LDAP and Automount support, security enhancements to the communication layer including 40-bit DES encryption and support for the new operating system releases from the supported operating system. Appropriate adjustments were made to the EnlightenDSM product to assure proper product operation beyond the year 2000 and to support installations of language localized environments. Electronic documentation for the EnlightenDSM product was enhanced. Both the User Guide and Reference Manuals are now supplied in a single-file Adobe Acrobat format, complete with electronic hyperlinks and cross references. In addition, the Company added to its supported platforms with ports to Windows98 and Windows95. In preparation of a third-party distribution effort, the Company customized its central storage facility to integrate with the IBM DB2 Database.

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

        -       increased range of supported platforms; and

        - continued customization for the Company's current and new third-party distributors.

        There can be no assurance that the Company will be successful in developing and marketing new features or products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of any new features or products, or that its new features or products will adequately meet the requirements of the marketplace and achieve market acceptance. Additionally, the Company's product development staff will be under increased pressure as the Company's products are deployed on a significantly greater number and variety of machines by virtue of the Company's current third party relationships (or other additional third-party relationships, if any). Due to the complexity of the product and the large number of network configurations in the market, it is extremely difficult to fully test EnlightenDSM in all possible environments and, although the Company employs a continual effort to assure a quality product, there is no assurance that errors will not be found in the released commercial product resulting in delays of new feature development. If the Company is unable, due to lack of resources or for technological or other reasons, to develop and introduce new features and products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results, and financial condition will be materially adversely affected. See "Business Risks" on page 18 of this report.

        As of December 31, 1998, the Company had 17 professional and technical employees engaged in research and development. During the fiscal years ended December 31, 1998 and 1997, the Company's research and development expenditures before the capitalization of software development were $1,691,950 and $2,125,944, respectively.

COMPETITION

        The systems management market in which the Company competes is intensely competitive, highly fragmented and rapidly changing. In order to compete, the Company must enhance its current products, enhance the operability of its products with other products, management frameworks, and operating systems through a truly open architecture, develop new products in a timely fashion, and develop key strategic partnerships with other hardware and software vendors. Many of the Company's competitors in the open systems markets are larger and have greater financial, technical, marketing, and other resources than the Company. Because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins, and increased difficulty in establishing market share, any of which could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business Risks" on page 18 of this report.

        The Company's principal competition in the market for open systems workgroup administration and system management products is from enterprise systems management vendors such as Tivoli, a wholly-owned subsidiary of IBM, and Computer Associates, as well as point products from BMC Software, Inc., Platinum Technologies, Inc., Veritas Software, Inc., Compuware, and Legato Systems, Inc. The Company also faces competition from internal development groups of prospective end-user customers and OEMs, including operating system vendors, many of which have substantial internal programming resources and are capable of developing specific operating system level products for their own needs. In addition, certain operating systems vendors have already incorporated systems management capabilities into their operating system, including HP, Sun, IBM, and Microsoft, which reduces such vendors' need for the Company's products. Additional hardware manufacturers may elect to offer similar competitive products in the future.

        The Company believes that it competes favorably with its competitors with respect to product features and functionality, such as scalability, interoperability across multiple platforms, adherence to standards, security, as well as reliability, ease-of-use, price/performance ratio, and an ability to integrate easily with third-party vendors' products. However, given the Company's size, its recent entry into the UNIX/Windows markets, and the advantages its competition enjoys with respect to size and resources, there can be no assurances the Company can effectively compete in this market.

PRODUCT PROTECTION

        The Company relies on a combination of copyright, trade secret and trademark laws, and software security measures, along with employee and third-party nondisclosure agreements, to protect its intellectual property rights, products, and technology. The Company's products are typically licensed on a "right to use" basis pursuant to perpetual licenses that restrict the use of the products to the customer's internal purposes. The Company distributes its software under license agreements that are signed by its end-users. Despite the precautions taken by the Company to protect its software, unauthorized parties may attempt to reverse engineer, copy, or obtain and use information the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and software piracy is expected to be a persistent problem.

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

        The Company is not aware that its products, trademarks, or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, the Company receives notices from third parties asserting that the Company has infringed their patents or other intellectual property rights. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims. As the number of software products in the industry increases and the functionality of such products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. An adverse outcome in litigation or similar proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business Risks" on page 18 of this report.

EMPLOYEES

        As of December 31, 1998, the Company employed 35 people at its offices in San Mateo, CA and Denver, CO. Of these employees, 17 were engaged in product development, 12 in sales, marketing, and customer support, and 6 in finance and other administrative departments. The Company believes its future success depends in large part upon the continued service of its key technical and senior management personnel and its ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, as certain of these personnel have significant prior industry experience and are in great demand. There can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are subject to any collective bargaining agreements. Each employee of the Company has executed an agreement not to disclose trade secrets or other confidential information. Enlighten Software believes its employee relations are good.

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

Uncertainty of Success in Open Systems Market

        The Company has derived a substantial portion of its revenue to date from its Tandem-based products. The Company, however, sold all rights to its Tandem technology in October 1997. The future success of the Company is substantially dependent on its ability to generate significant revenue from its UNIX/Windows product offering. The Company's initial product entry into the open systems market in 1995 was unsuccessful. Version 2.0 of EnlightenDSM was released in mid-1996. This version and its extensions represented 100% and 27% of the Company's license revenues in 1998 and 1997, respectively. In January 1998, the Company signed an OEM bundling agreement with Silicon Graphics in which Silicon Graphics will bundle a limited version of the Company's product on each UNIX system shipped. In August 1998, the Company signed a distribution agreement with Access Graphics and Integration Alliance, distributors with approximately $2 billion annually in hardware revenue. In February 1999, the Company signed a licensing and integration agreement with IBM under which IBM will integrate EnlightenDSM with its new Suites product line for Solaris and AIX operating systems. Additionally in February 1999, Sun and the Company announced that EnlightenDSM will be integrated with Sun's SyMON systems management product. However, the open systems market is characterized by rapid technological growth and intense competition. For example, in 1998 the Linux operating system, a derivative of the UNIX operating system that has been available as "shareware" for several years, began to achieve significant commercial success. The Company does not currently have a product that operates in a Linux environment. There can be no assurance that the Company has the resources, both financial and personnel, to effectively capitalize on, and continue with, its early and limited success in this market.

Expansion of New Distribution Channels; Reliance on Resellers

        Prior to October 1997, the Company employed primarily a direct sales model, complemented with a telesales force, for the sale of its software products. In the fourth quarter of 1997, the Company began to shift a majority of its sales and marketing resources toward third-party resellers in both the United States and internationally. The Company's growth is dependent on its ability to expand its third-party distribution channel to market, sell, and support the Company's software products. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could materially adversely affect the Company's operating margins. The Company has only limited experience in marketing its products through distributors. Additionally, the Company will have no control over its third-party distributors including their shipping dates or volumes of systems shipped by its OEM and other third-party customers. There can be no assurance that the Company will be successful in its efforts to generate significant revenue from this channel, nor can there can be any assurance that the Company will be successful in recruiting new organizations to represent the Company and its products.

        Additionally, since the Company has shifted its sales efforts from direct to indirect channels, the Company is more dependent on its third-party distributors for the technical support and consultation to end-users. The Company will need to continue to increase its training and education efforts related to its third-party distributors to enable such third parties to obtain the technical proficiency and knowledge with respect to the Company's products. Despite these efforts, there can be no assurance that the Company will successfully train its third party distributors to enable them to provide adequate technical support to the customer base. This may result in, among other things, increased workload on the Company's internal support and engineering staff, or poor customer acceptance of the products, or both, either of which would have a material adverse effect on the Company's business, operating results, and financial condition.

        In 1998 and early 1999, the Company entered into agreements with Silicon Graphics, Access Graphics and Integration Alliance, and IBM, as well as teamed with Sun Microsystems on product integration, all of which provides new distribution channels for the Company's products. While the Company believes these arrangements will be beneficial, there can be no assurance that the Company will be able to deliver its products to these vendors in a timely manner or that these vendors will license the Company's products in volumes anticipated by the Company. Further, these agreements are the Company's only significant third-party distribution agreements to date. While the Company's strategy is to obtain additional resellers to reduce the dependence on these few vendors, there can be no assurance of successfully attracting additional vendors to distribute the Company's products. Any such failure would result in the Company having expended significant resources with little or no return on its investment, which would have a material adverse effect on the Company's business, operating results, and financial condition.

        These additional investments and responsibilities will require the expenditure by the Company of substantial resources, including the diversion of employees from other projects to provide the support services and development efforts required to provide products and services to its current resellers and any other new third parties, if any.

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

Product Concentration

        The Company expects that a substantial majority of the Company's revenue in future periods will be derived from its UNIX/Windows product, EnlightenDSM. This product accounted for 100%, and 27% of the Company's license revenue in the years ended December 31, 1998, and 1997, respectively. The Company disposed of its Tandem product line that accounted for the balance of its license revenue in 1997. The Company expects that the EnlightenDSM product and its extensions and derivatives will continue to account for a substantial majority, if not all, of the Company's revenue for the foreseeable future. Broad market acceptance of EnlightenDSM is, therefore, critical to the Company's future success. Failure to achieve broad market acceptance of EnlightenDSM, as a result of competition, technological change, or otherwise, would have a material adverse effect on the business, operating results, and financial condition of the Company. The Company's future financial performance will depend in significant part on the successful development, introduction, and market acceptance of EnlightenDSM and its product enhancements. There can be no assurance that the Company will be successful in marketing EnlightenDSM or any new products, applications, or product enhancements, and any failure to do so would have a material adverse effect on the Company's business, operating results, and financial condition.

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

        The Company has developed and is continuing to develop various versions of its products for the Windows NT, Windows98, and Windows95 environments. The Company also intends to expand its products to support additional applications and operate across more diverse open networks, which may encompass an increasing variety of processor, server, and workstation types and multiple operating systems. Such efforts will require significant commitments of financial and product development resources, and there can be no assurance that such efforts will be successful. The failure of such efforts or the failure of any resulting products to achieve market acceptance could have a material adverse effect on the Company's business, operating results, and financial condition.

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

        Additionally, there can be no assurance that other operating systems, such as Windows NT or Linux, will not significantly affect deployment of traditional UNIX systems for business critical applications. A significant portion of the Company's revenue will continue to be derived from UNIX-based computer systems for the foreseeable future. While the Company has ported its products to the Windows NT, Windows98, and Windows95 platforms, the product requires customers to control systems management for their heterogeneous environment from traditional UNIX-based systems. A significant decline in sales of traditional UNIX-based systems would decrease the demand for the Company's products and would have a material adverse effect on the Company's business, operating results, and financial condition. Finally, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and sale of these products, or that any such new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

Product Liability

        The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. In licensing its products, the Company relies primarily on a combination of signed license agreements that incorporate by reference "shrink wrap" licenses that are included electronically with the product. In the future, particularly in connection with any OEM and other bundling relationships, the Company will rely on "shrink wrap" licensees that are not signed by the end-users, and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. As a result of these and other factors, the limitation of liability provisions contained in the Company's license agreements may not be effective. The Company's products can be used to manage systems critical to organizations, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, and financial condition.

Dependence on Growth of Systems Management Market

        For the foreseeable future, all of the Company's business will be in the open systems (UNIX and Windows) systems management market, which is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of companies adopting systems management solutions for their client/server computing environments. There can be no assurance that the market for systems management solutions will continue to grow. If the systems management market fails to grow or grows more slowly than the Company currently anticipates, or in the event of a decline in unit price or demand for the Company's products, as a result of competition, technological change, or other factors, the Company's business, operating results, and financial condition would be materially adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns, and layoffs. The Company's operations may in the future experience substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results, and financial condition.

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

Year 2000 Compliance

        The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

        The Company has conducted Year 2000 compliance reviews for current versions of its products. The reviews include assessment, implementation, and validation testing. The Company believes that all of its existing products are or will become Year 2000 compliant during fiscal 1999 and new products will be designed to be Year 2000 compliant. Contingency plans for the handling of its reasonably likely worst case scenarios will be created during fiscal 1999 to determine how the Company will handle its reasonably likely worst case scenarios. Although the Company believes its products will be Year 2000 compliant, its products may not contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition or results of operations.

        To the extent information is publicly available, the Company has assessed the Year 2000 compliance status of its customers. The failure of its current or future customers to achieve Year 2000 compliance, or if they divert technology expenditures to address Year 2000 compliance problems, could have a material adverse effect on the Company's business, financial condition or results of operations.

        We believe the software and hardware we use internally comply with Year 2000 requirements or will comply during 1999. During 1998, we replaced or upgraded much of our internal use hardware and software. In 1998, the Company incurred approximately $100,000 in its Year 2000 remediation efforts. Enlighten expects additional remediation costs of approximately $50,000 in 1999, which includes expenditures for hardware and software upgrades. In addition, we are not aware of any material operational issues or costs associated with preparing our internal use software and hardware for the Year 2000. However, serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in our internal systems may occur. The occurrence of any of the foregoing could seriously harm our business, operating results or financial condition.

        The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material.

ITEM 2.    PROPERTIES

        The Company leases approximately 17,000 square feet of office space in San Mateo, California under a lease which expires in March 2001 and leases a sales and support office in Denver Colorado under a lease which expires in August 1999. The Company believes that its current facilities are adequate for its needs for the foreseeable future and should additional space be needed, it will be available to accommodate the expansion of the Company's operations on commercially reasonable terms.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Since April 20, 1994, the Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol "SFTW." As of December 31, 1998, there were 37 record holders of the Company's Common Stock. As of the same date, 3,899,761 shares of Common Stock were outstanding and 10,000,000 shares of Common Stock were authorized.

        The following table sets forth the range of high and low closing sale prices for each of the periods indicated for the shares of Common Stock.

1997
Quarter Ended
-------------
March 31, 1997                                                      $5.25                          $2.75
June 30, 1997                                                       $3.25                          $1.38
September 30, 1997                                                  $3.50                          $0.94
December 31, 1997                                                   $3.00                          $2.00

1998
Quarter Ended
-------------
March 31, 1998                                                      $5.25                          $3.00
June 30, 1998                                                       $4.50                          $2.75
September 30, 1998                                                  $3.69                          $2.13
December 31, 1998                                                   $3.81                          $1.91

DIVIDEND POLICY

        The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that it will retain earnings, if any, for future growth and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following statements regarding the Company's future revenues, revenue sources, operating expenses, and capital expenditures include forward-looking information. Actual results may vary substantially depending upon a variety of factors including those described in "Item 1 - Business Business Risks" on page 18 of this report, or elsewhere in this report.

OVERVIEW

        Enlighten Software Solutions develops, markets, and supports software products for UNIX and UNIX/Windows environment workgroup administration and enterprise management. The Company's product solutions are designed for open systems distributed computing environments in the range of ten to 1,000 servers/clients. The EnlightenDSM product allows companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse UNIX/Windows platform vendors such as DEC, HP, IBM, SCO, Silicon Graphics, Sun, and Microsoft.

        Founded in 1986, the Company was a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries.

        On October 1, 1997, the Company sold its Tandem product line to NDS in order to focus efforts on its UNIX/Windows product suite. In connection with this sale, the Company received approximately $2.5 million in cash, of which $1.6 million was received in 1997, and the rights to receive royalties on Tandem related products for a period of three years based upon NDS' licensing and support of the Tandem software products. The sale of the Tandem product line also included the transfer to NDS of approximately 12 employees associated with the Company's Tandem operation.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

        Total revenue. Total revenue decreased 11% from $4,231,000 in 1997, to $3,758,000 in 1998. This decrease was primarily due to the sale of the Company's Tandem products on October 1, 1997, which primarily affected product license fees and product maintenance fees. Total revenue from the Company's UNIX/Windows product line increased 538% from $506,000 in 1997, to $3,229,000 in 1998. Total revenue from the Company's disposed Tandem product line decreased 86% from $3,725,000 in 1997, to $529,000 in 1998.

        Revenue from product license fees increased 68% from $1,439,000 in 1997, to $2,417,000 in 1998. The increase was primarily attributable to the revenue associated with license fees from the Silicon Graphics OEM relationship, signed in January 1998, which more than offset the decrease in revenue from the Company's disposed Tandem product line. Revenue from the Company's UNIX/Windows product license fees increased by 518%, from $391,000 in 1997, to $2,417,000 in 1998. There was no revenue from the Company's Tandem product license fees in 1998 compared to $1,047,000 in 1997.

        Product maintenance fees decreased by $1,943,000, or 75%, to $656,000 in 1998 compared to 1997. This decline is entirely due to the disposition of the Tandem product line on October 1, 1997. There were no product maintenance fees from the Tandem product line in 1998, compared to $2,515,000 in 1997. This decrease was partially offset by an increase in product maintenance fees for the Company's UNIX/Windows product line of $572,000, or 686%, for the year ended December 31, 1998, when compared to 1997.

        Consulting services revenue increased by $67,000, or 35%, to $261,000 in 1998 when compared with 1997. The increase is primarily attributable to consulting project work performed in association with Silicon Graphics.

        The Company recognizes royalties from NDS from product license fees and product maintenance fees generated by the Tandem product line sold to NDS in October 1997. Royalties were $426,000 in 1998 and there were no comparable amounts in 1997.

        Cost of revenue. Cost of revenue consists of royalties paid to third parties, amortization of software development and acquisition costs, product packaging and documentation, software media, and the costs of employees and contractors providing consulting services. Cost of revenue decreased by $307,000, or 31%, to $670,000 in 1998. The reduction in cost of revenue is caused primarily by the decrease in costs associated with royalties and technology amortization related to the Company's Tandem product line. Costs associated with royalties decreased by 37%, to $201,000, while costs associated with technology amortization decreased 74%, to $139,000. Both these decreases were a result of the disposition of the Tandem product line.

        Research and development. Research and development expenses consist of personnel expenses and associated overhead, and costs of short-term independent contractors required in connection with the Company's product development efforts, less amounts capitalized. Net research and development expenses decreased by 18% from $2,059,000, or 49% of revenue in 1997, to $1,692,000, or
45% of revenue in 1998. This decrease is solely attributable to the decrease in development costs associated with the Company's disposed Tandem product line. The decrease in Tandem-related development costs were partially offset by an increase in development costs in connection with the UNIX/Windows product line.

        Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Recently, the establishment of technological feasibility of the Company's EnlightenDSM product and general release substantially coincided. As a result, the Company has capitalized a lesser portion of its software development costs since a majority of such costs have not been significant. The Company expects research and development expenses to increase in absolute dollars as the Company continues to invest in the enhancement of existing products and the development of new products.

        Sales and marketing. Sales and marketing expenses include costs of sales and marketing personnel, advertising and promotion expenses, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by 49%, from $3,820,000, or 90% of revenue in 1997, to $1,959,000, or 52% of revenue in 1998. The decrease is attributable to the Company's restructuring of the sales and marketing department related to the shift in sales strategy from primarily a direct sales approach to an indirect channels approach. This shift occurred during the fourth quarter of 1997. During the fourth quarter of 1997, the Company closed its field sales offices in the Chicago and New York areas and in the U.K. For the foreseeable future, the Company expects sales and marketing costs to increase in absolute dollars as it expands its sales and marketing force to enhance its ability to sell and service its products through third-party resellers.

        General and administrative. General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as professional fees, legal expenses, and other administrative costs, decreased by 40%, from $1,551,000, or 37% of revenue in 1997, to $930,000, or 25% of revenue in 1998. The decrease in expense is primarily related to decreased legal fees associated with an arbitration hearing settled in 1997, and other reduced infrastructure costs associated with the disposed Tandem operations.

        Gain on sale of Tandem product line. On October 1, 1997, the Company sold its Tandem product line to NDS. The Company recognized a gain on the sale of the operating assets of the Tandem product line of $515,000 and $2,158,000 in 1998 and 1997, respectively. The Company received approximately $2.5 million in cash and the rights to receive royalties on Tandem related products for a period of three years. The Tandem operations contributed revenue, excluding royalties, of $104,000 and $3,725,000 in 1998 and 1997, respectively. The sale of the Tandem product line also included the transfer to NDS of approximately 12 employees associated with the Company's Tandem operation.

        Other income (expense). Other income and expense includes interest income net of interest expense and gains and losses on foreign currency transactions. Interest income is primarily derived from interest on the Company's savings accounts and short-term interest-bearing securities. Interest expense is comprised of interest on bank notes and capital leases of computer equipment. Other income and expense (net) increased by $105,000, or 174%, in 1998 when compared to 1997 as a result of increased cash balances, resulting in an increase in interest income from cash reserves.

        Income tax expense (benefit). The Company recognized a tax benefit of $41,000 in 1998 as a result of receiving tax refunds on net operating loss carrybacks in excess of amounts previously provided for by the Company. The tax benefit was partially offset by a $15,000 tax expense incurred as a result of the filing of the final tax return for the U.K. operations. The Company's tax expense recognized in 1997 is primarily due to taxes paid to foreign jurisdictions. No tax benefit, other than that stated above, was recognized in either year due to the uncertainty related to the Company's ability to recognize a tax benefit for loss and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1998, the Company's cash, cash equivalents, and short term investments were $3,186,000, representing 65% of total assets. The Company's working capital as of December 31, 1998, was $3,274,000. Cash equivalents are highly liquid investments with purchased maturities of ninety days or less. The Company's short term investments are primarily investment grade commercial paper and other highly liquid investments. The Company had no debt as of December 31, 1998, other than normal trade payables and accrued liabilities. Shareholders' equity as of December 31, 1998, was $4,224,000.

        The Company's operating activities used cash of $1,334,000 in 1998, compared to cash used by operating activities of $1,915,000 in the prior year. The decrease in cash used by operating activities was principally caused by decreased net losses. This was partially offset by an increase in accounts receivable, a decrease in accrued and other liabilities, and a decrease in deferred revenue.

        The Company's investing activities have consisted primarily of the disposition of the Tandem operation, short-term investments, and additions to capital equipment. Investing activities used cash of $684,000 in 1998, compared with providing cash of $2,473,000 in 1997. The decrease is primarily due to an increase in purchases of short-term investments and the decrease in proceeds from the sale of the Tandem operation.

        Financing activities provided cash of $2,512,000 in 1998, compared with cash provided of $158,000 in the prior year. The increase in cash provided from financing activities resulted from the Company's issuance and sale of 700,000 shares of Common Stock in a public offering.

        In May 1998, the Company completed a public offering (the "Offering") of 700,000 shares of common stock. The net proceeds from the Offering of $2.2 million were, and will be used for funding operations and capital expenditures and for other general corporate purposes, including working capital.

        On October 1, 1997, the Company sold its Tandem product line to New Dimension Software, Inc. ("NDS"). The Company received approximately $2.5 million in cash and the rights to receive royalties on Tandem related products for a period of three years. The Company received $1.6 million in cash in 1997, which included a $300,000 prepayment of future royalties.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 9 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1999, under the captions "Directors and Executive Officers" and "Section 16(b) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

        The information required by this Item 10 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1999, under the caption "Executive Compensation and Other Matters," and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1999, under the caption "Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1999, under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                     PART IV

ITEM 13. FINANCIAL STATEMENTS, EXHIBITS, SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements:

                  Independent Auditors' Report                              F-1

                  Consolidated Balance Sheets:
                    December 31, 1998 and 1997                              F-2

                  Consolidated Statements of Operations:
                    Years ended December 31, 1998 and 1997                  F-3

                  Consolidated Statements of Shareholders' Equity:
                    Years ended December 31, 1998 and 1997                  F-4

                  Consolidated Statements of Cash Flows:
                    Years ended December 31, 1998 and 1997                  F-5

                  Notes to Consolidated Financial Statements                F-6

        (a)(2) Exhibits:

        See Exhibits Index on Page 35. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report. Exhibit Nos. 10.28, 10.29, 10.31, and 10.32 are compensatory plans or arrangements.

        (b) Reports on Form 8-K:

        None

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

10.28(4)(@)       Employment letter, dated July 3, 1997, by and between Enlighten
                  Software Solutions, Inc. and Mike Seashols.

10.29(4)(@)       Employment letter, dated August 28, 1997, by and between Enlighten
                  Software Solutions, Inc. and David D. Parker.

10.30(4)          Agreement dated as of January 21, 1998, by and between Enlighten Software
                  Solutions, Inc. and Silicon Graphics, Inc.

10.31(@)          Employment letter, dated July 15, 1998, by and between Enlighten
                  Software Solutions, Inc. and Bill Bradley.

10.32(@)          Employment letter, dated January 15, 1999, by and between Enlighten
                  Software Solutions, Inc. and Tim Gardner.

10.33             Agreement dated as of December 31, 1998, by and between Enlighten
                  Software Solutions, Inc. and International Business Machines.

21.1(3)           Subsidiaries of the Company.

23.1              Consent of KPMG LLP.

27.1              Financial Data Schedule           .

----------

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

(4) Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(@)     Compensatory or employment arrangement.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         FORM 10-KSB, DECEMBER 31, 1998

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            ENLIGHTEN SOFTWARE SOLUTIONS, INC.


                                            /s/ David D. Parker
                                            ------------------------------------
                                               David D. Parker
                                               Chief Executive Officer


/s/ David D. Parker
------------------------------------
David D. Parker,  March 31, 1999
Chief Executive Officer


/s/ Michael A. Morgan
------------------------------------
Michael A. Morgan,  March 31, 1999
Chief Financial Officer


/s/ Michael Seashols
------------------------------------
Michael Seashols,  March 31, 1999
Chairman of the Board


/s/ Peter J. McDonald
------------------------------------
Peter J. McDonald,  March 31, 1999
Director


/s/ Peter J. Sprague
------------------------------------
Peter J. Sprague,  March 31, 1999
Director


/s/ Bruce Cleveland
------------------------------------
Bruce Cleveland,  March 31, 1999
Director

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Enlighten Software Solutions, Inc.:

We have audited the consolidated financial statements of Enlighten Software Solutions, Inc. and subsidiary as listed in the index under Item 13(a)(1). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Enlighten Software Solutions, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                               KPMG LLP

Mountain View, California
February 5, 1999

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 1998 and 1997


                                                 ASSETS                            1998                  1997
                                                                                -----------           -----------
Current assets:
     Cash and cash equivalents                                                  $ 1,899,976           $ 1,406,141
     Short term investments                                                       1,285,551               286,000
     Accounts receivable, less allowance for doubtful accounts of
       $25,000 and $125,000 respectively                                            653,438               240,444
     Refundable income taxes                                                             --               127,035
     Prepaid expenses and other assets                                              140,170               449,256
                                                                                -----------           -----------

                    Total current assets                                          3,979,135             2,508,876

Property and equipment, net                                                         588,630               748,736
Acquired technology and software development costs, net                              92,248               231,063
Other assets                                                                        269,409               226,034
                                                                                -----------           -----------

                                                                                $ 4,929,422           $ 3,714,709
                                                                                ===========           ===========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                     $   202,547           $   134,043
     Accrued and other current liabilities                                          458,568               728,975
     Deferred revenue                                                                43,809               359,361
                                                                                -----------           -----------

                    Total current liabilities                                       704,924             1,222,379
                                                                                -----------           -----------


Shareholders' equity:
     Preferred stock; 1,000,000 shares authorized; none issued
       and outstanding                                                                   --                    --
     Common stock; 10,000,000 shares authorized; 3,899,761
       and 2,963,635 shares issued and outstanding
       in 1998 and 1997, respectively                                             7,591,538             5,079,505
     Accumulated other comprehensive income                                           5,551                    --
     Accumulated deficit                                                         (3,372,591)           (2,587,175)
                                                                                -----------           -----------

                    Total shareholders' equity                                    4,224,498             2,492,330
                                                                                -----------           -----------

                                                                                $ 4,929,422           $ 3,714,709
                                                                                ===========           ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      Consolidated Statement of Operations

                                                                           Years ended December 31,
                                                                       ---------------------------------
                                                                          1998                  1997
                                                                       -----------           -----------
Revenue:
     Product license fees                                              $ 2,416,725           $ 1,438,805
     Product maintenance fees                                              655,510             2,598,679
     Consulting services                                                   260,596               193,358
     Royalties                                                             425,577                    --
                                                                       -----------           -----------

              Total revenue                                              3,758,408             4,230,842
                                                                       -----------           -----------

Cost of revenue:
     Product licenses                                                      550,511               698,714
     Product maintenance                                                     7,115               182,096
     Consulting services                                                   111,976                95,525
                                                                       -----------           -----------

              Total cost of revenue                                        669,602               976,335
                                                                       -----------           -----------

              Gross profit                                               3,088,806             3,254,507
                                                                       -----------           -----------

Operating expenses:
     Research and development                                            1,691,950             2,059,495
     Sales and marketing                                                 1,958,827             3,819,738
     General and administrative                                            929,683             1,551,457
     Gain on sale of Tandem product line                                  (515,487)           (2,157,827)
                                                                       -----------           -----------

              Total operating expenses                                   4,064,973             5,272,863
                                                                       -----------           -----------

              Operating loss                                              (976,167)           (2,018,356)

Other income, net                                                          165,357                60,323
                                                                       -----------           -----------

              Loss before income taxes                                    (810,810)           (1,958,033)

Income taxes                                                               (25,394)                2,390
                                                                       -----------           -----------

              Net loss                                                    (785,416)           (1,960,423)

Other comprehensive income - unrealized
     gains on securities                                                     5,551                    --
                                                                       -----------           -----------

Comprehensive loss                                                     $  (779,865)          $(1,960,423)
                                                                       ===========           ===========

Basic and diluted net loss per share                                   $     (0.22)          $     (0.67)
                                                                       ===========           ===========

Shares used in computing basic and diluted net loss per share            3,508,258             2,944,228
                                                                       ===========           ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 Consolidated Statements of Shareholders' Equity

                     Years ended December 31, 1998 and 1997



                                                                         Accumulated
                                                                            Other                                Total
                                             Common Stock               Comprehensive      Accumulated       Shareholders'
                                       Shares             Amount            Income           Deficit            Equity
                                     -----------       -----------       -----------       -----------        -----------
Balances at December 31, 1996          2,910,956       $ 4,921,208       $        --       $  (626,752)       $ 4,294,456


Stock options exercised                   27,963           125,215                --                --            125,215

Employee stock purchase plan
  shares issued                           24,716            33,082                --                --             33,082


Net loss                                      --                --                --        (1,960,423)        (1,960,423)
                                     -----------       -----------       -----------       -----------        -----------
Balances at December 31, 1997          2,963,635         5,079,505                --        (2,587,175)         2,492,330


Stock options exercised                  184,449           242,055                --                --            242,055

Employee stock purchase plan
  shares issued                           51,677            52,606                --                --             52,606

Stock offering, net                      700,000         2,217,372                --                --          2,217,372

Unrealized gain on investments                --                --             5,551                --              5,551

Net loss                                      --                --                --          (785,416)          (785,416)
                                     -----------       -----------       -----------       -----------        -----------
Balances at December 31, 1998          3,899,761       $ 7,591,538       $     5,551       $(3,372,591)       $ 4,224,498
                                     ===========       ===========       ===========       ===========        ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows


                                                                                        Years ended December 31,
                                                                                      ------------------------------
                                                                                          1998              1997
                                                                                      -----------        -----------
Cash flows from operating activities:
       Net loss                                                                       $  (785,416)       $(1,960,423)
       Adjustments to reconcile net loss to net
            cash used for operating activities:
                  Depreciation and amortization                                           504,374            813,636
                  Gain on sale of Tandem product line                                    (515,487)        (2,157,827)
                  Loss on disposal of property and equipment                                   --             38,422
                  Changes in operating assets and liabilities:
                       Accounts receivable                                               (412,994)         1,259,607
                       Refundable income taxes                                            127,035            273,634
                       Prepaid expenses and other assets                                  265,711           (251,087)
                       Trade accounts payable                                              68,504           (210,223)
                       Accrued and other liabilities                                     (270,407)           133,724
                       Deferred revenue                                                  (315,552)           145,359
                                                                                      -----------        -----------

                            Net cash used for operating activities                     (1,334,232)        (1,915,178)
                                                                                      -----------        -----------

Cash flows from investing activities:
       Purchases of short-term investments                                             (1,200,000)                --
       Sales of short-term investments                                                    206,000          1,353,065
       Proceeds from sale of Tandem product line                                          515,487          1,285,378
       Capitalization of software development costs                                            --            (66,449)
       Purchases of property and equipment                                               (205,453)           (98,583)
                                                                                      -----------        -----------

                            Net cash (used in) provided by investing activities          (683,966)         2,473,411
                                                                                      -----------        -----------

Cash flows from financing activities:
       Proceeds from public offering of stock, net                                      2,217,372                 --
       Proceeds from issuance of stock                                                    294,661            158,297
                                                                                      -----------        -----------

                            Net cash provided by financing activities                   2,512,033            158,297
                                                                                      -----------        -----------

Net increase in cash and cash equivalents                                                 493,835            716,530

Cash and cash equivalents at beginning of year                                          1,406,141            689,611
                                                                                      -----------        -----------

Cash and cash equivalents at end of year                                              $ 1,899,976        $ 1,406,141
                                                                                      ===========        ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                ENLIGHTEN SOFTWARE solutions, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 1998 and 1997


(1)        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

           Description of Business

           Enlighten Software Solutions develops, markets, and supports software products for UNIX and UNIX/Windows environment workgroup administration and enterprise management. The Company's product solutions are designed for open systems distributed computing environments in the range of ten to 1,000 servers/clients.

           Founded in 1986, the Company was a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries. On October 1, 1997, the Company sold its Tandem product line to New Dimension Software, Inc. ("NDS"), a subsidiary of New Dimension Software, Ltd. in order to focus efforts on its UNIX/NT product suite. The Company recognized a gain on the sale of the operating assets of the Tandem product line of approximately $0.5 million and $2.2 million, in 1998 and 1997, respectively. In addition, NDS is required to pay the Company royalties through September 2000 from NDS' licensing and support of the Tandem software products. The sale of the Tandem product line included the transfer of property and equipment, purchased and internally developed software, and deferred maintenance revenue with net book values of $141,000, $248,000, and $1,261,000, respectively. The sale of the
           Tandem product line also included the transfer to NDS of approximately 12 employees associated with the Company's Tandem operation.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

           Principles of Consolidation

           The accompanying consolidated financial statements include the accounts of Enlighten Software Solutions, Inc. and its wholly-owned subsidiary, a field sales office in Europe. All significant intercompany accounts and transactions have been eliminated in consolidation.

           Revenue Recognition

           The Company adopted the provisions of Statement of Position No. 97-2, or SOP No. 97-2, Software Revenue Recognition, as amended by Statement of Position No. 98-4, Deferral of the Effective Date of Certain Provisions of SOP No. 97-2, effective January 1, 1998. SOP No. 97-2 supersedes Statement of Position No. 91-1, Software Revenue Recognition. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on its relative fair value. The fair value of the element must be based on objective evidence that is specific to the vendor. If the vendor does not have objective evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement must be deferred until such evidence exists or until all elements have been delivered. Under SOP No. 97-2, the Company recognizes license revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. Product license fees are recognized after the following events have occurred: a product evaluation has been shipped to the customer; the customer elects to purchase the software following an evaluation period; the customer signs the related contract; and collection of the sales price is probable. Royalty revenues that are contingent upon sale to an end-user by OEMs are recognized upon receipt of a report of shipment. Product maintenance fees committed as part of new product licenses and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period, generally one year. Consulting service revenue is recognized when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts. The adoption of SOP No. 97-2 did not have a material effect on the Company's operating results.

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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


           Additionally, the Company has classified its investments in preferred stock and municipal bonds as "available-for-sale." Such investments are recorded at fair market value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of December 31, 1998 and 1997, unrealized gains and losses were not significant. The cost of securities sold is determined based on the specific identification method.

           Property and Equipment

           Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is less.

           The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to future net undiscounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair value. To date, the Company has made no impairment adjustments to the carrying values of its property and equipment.

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

           The Company periodically assesses the recoverability of these intangible assets by comparing their amortized cost to the net realizable value of the related products. The amount by which the unamortized costs exceed the net realizable value is written off.

           Foreign Currency Translation

           The functional currency for the Company's foreign subsidiary is the U.S. dollar. Accordingly, this entity remeasures monetary assets and liabilities at year-end exchange

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

           rates while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation which is remeasured at historical rates. Transaction gains and losses are recognized in income in the period of occurrence.

           Use of Estimates

           The Company's management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results may differ from those estimates.

           Stock Based Compensation

           The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans.

           Fair Value of Financial Instruments and Concentration of Credit Risk

           The fair value of the Company's cash, cash equivalents, accounts receivable, and accounts payable approximate the carrying amount due to the relatively short maturity of these items. The fair value of the Company's short term investments are based on quoted market prices. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short term investments and trade account receivables. The Company has investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as credit worthy. Substantially all of the Company's accounts receivable are derived from sales to large OEM partners and select end-users.

           Other Comprehensive Income

           The Company adopted Statement of Financial Accounting Standards No. 130, or SFAS 130, Accounting for Comprehensive Income, during the fiscal year ended 1998. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's unrealized gains on investments represent the only component of comprehensive income which is excluded from net income for 1998 and prior years. The Company's comprehensive income has been presented in the consolidated financial statements. As of December 31, 1998 and 1997, the tax effects

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

           allocated to the component of other comprehensive income and accumulated other comprehensive income balances were not significant.

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

           Net Loss Per Share

           Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding for the period, if any. Common equivalent shares from stock options outstanding (see Note 7) have not been included as their effect would be antidilutive.

           Recent Accounting Pronouncements

           In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company expects that the adoption of SOP No. 98-1 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SOP No. 98-1 for the year ending December 31, 1999.

           In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The Company expects that the adoption of SOP No. 98-5 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SOP No. 98-5

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

           for the year ending December 31, 1999.

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 for the year ending December 31, 2000.

           In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. The Company will be required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple element software arrangements through the Company's year ending December 31, 1999. The Company is evaluating the provisions of SOP No. 98-9 and has not yet determined what impact, if any, SOP No. 98-9 will have on its financial position, results of operations or cash flows.

(2)        CASH, CASH EQUIVALENTS, AND SHORT TERM INVESTMENTS

           Cash and cash equivalents consisted of the following:


                                                                December 31,
                                                         ---------------------------
                                                            1998             1997
                                                         ----------       ----------
Cash                                                     $  833,927       $  400,794
Money market funds                                        1,066,049        1,005,347
                                                         ----------       ----------

                                                         $1,899,976       $1,406,141
                                                         ==========       ==========


Short term investments consisted of the following:


Equity securities                                        $  285,551       $  286,000
Municipal bonds                                           1,000,000               --
                                                         ----------       ----------

                                                         $1,285,551       $  286,000
                                                         ==========       ==========

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)        PROPERTY AND EQUIPMENT

           A summary of property and equipment follows:

                                                            December 31,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------
Equipment                                            $1,090,062       $1,224,991
Furniture and fixtures                                  285,907          271,511
Leasehold improvements                                  142,238          136,669
                                                     ----------       ----------

                                                      1,518,207        1,633,171
Less accumulated depreciation and amortization          929,577          884,435
                                                     ----------       ----------


                                                     $  588,630       $  748,736
                                                     ==========       ==========

(4)        ACQUIRED TECHNOLOGY AND SOFTWARE DEVELOPMENT COSTS

           A summary of acquired technology and software development costs follows:

                                          December 31,
                                    -----------------------
                                      1998           1997
                                    --------       --------
Acquired technology                 $416,444       $416,444
Less accumulated amortization        324,196        185,381
                                    --------       --------


                                    $ 92,248       $231,063
                                    ========       ========

           On October 1, 1997, the Company sold its Tandem product line and as a result, the Company sold developed software with a gross cost of $838,316 and accumulated amortization of $691,203. The Company also sold acquired technology with a gross cost of $475,000 and accumulated amortization of $374,375.

           In 1997, the Company also had a write-off related to certain products which totaled $324,422 of gross developed software that had an accumulated amortization balance of $174,086. These products were not expected to generate sufficient future revenue which would be required for the Company to realize the carrying value of the assets.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(5)        INCOME TAXES

           Income taxes consist of:

                                    Current     Deferred       Total
                                    ------       ------       ------
Year ended December 31, 1998:
Federal                           $(40,604)      $   --     $(40,604)
State and local                        800           --          800
Foreign                             14,410           --       14,410
                                  --------       ------     --------


                                  $(25,394)      $   --     $(25,394)
                                  ========       ======     ========

Year ended December 31, 1997:
Federal                           $     --       $   --     $     --
State and local                        800           --          800
Foreign                              1,590           --        1,590
                                  --------       ------     --------


                                  $  2,390       $   --     $  2,390
                                  ========       ======     ========

           The Company's income tax expense differed from the expected tax benefit computed by applying the statutory U.S. federal income tax rate (34%) to loss before income taxes as a result of the following:

                                                             Year ended December 31,
                                                           --------------------------
                                                             1998             1997
                                                           ---------        ---------
Computed "expected" tax benefit                            $(275,675)       $(665,731)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefit             528              528
Change in valuation allowance                                229,832          673,086
Foreign taxes                                                 14,410            1,590
Other                                                          5,511           (7,083)
                                                           ---------        ---------

                                                           $ (25,394)       $   2,390
                                                           =========        =========

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

           The tax expense recognized in 1998 was due to the Company's inability to recognize a tax benefit for loss and credit carryforwards. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                               December 31,
                                      ------------------------------
                                         1998               1997
                                      -----------        -----------
Deferred tax assets:
Allowance for doubtful accounts       $    10,035        $    50,173
Covenant not to compete                    62,647             64,189
Accrued compensation                       22,645             18,144
Credit carryforward                       500,535            326,212
Loss carryforward                         851,132            784,782
                                      -----------        -----------


Deferred tax assets                     1,446,994          1,243,500

Valuation allowance                    (1,342,962)        (1,072,526)
                                      -----------        -----------

Net deferred tax assets                   104,032            170,974
                                      -----------        -----------

Deferred tax liabilities:
Software development costs                 37,026             92,744
Depreciation and amortization              67,006             78,320
                                      -----------        -----------
Total deferred tax liabilities            104,032            170,974
                                      -----------        -----------
Net deferred tax asset                $        --        $        --
                                      ===========        ===========

           The Company has recorded a valuation allowance of $1,342,962 with respect to the deferred tax assets as of December 31, 1998. Management has determined that such portion of deferred tax assets may not be realized.

           The Company has federal and state net operating loss carryforwards of approximately $2,852,000 and $2,458,000, respectively, that may be used to offset future taxable income and federal and state research tax credits of approximately $398,000 and $212,000, respectively, that may be used to offset future tax liability. If unused, both the net operating loss and research credit carryforwards will expire in the year 2013.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(6)        ACCRUED AND OTHER CURRENT LIABILITIES

           Accrued and other current liabilities consisted of the following:

                                          December 31,
                                    -----------------------
                                      1998           1997
                                    --------       --------
Accrued employee compensation       $147,287       $250,747
Deferred rent                         51,613         51,141
Royalty payable                       45,415          3,820
Other                                214,253        423,267
                                    --------       --------

                                    $458,568       $728,975
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

           (b) Employee Stock Option and Purchase Plans

           As of December 31, 1998, the Company had authorized 1,500,000 shares of Common Stock for issuance under the 1992 Employee Stock Option Plan (the Option Plan). The Option Plan may be administered by the Board of Directors or a committee of the Board, which determines the terms of the options granted under the Option Plan, including exercise price, number of shares subject to each option, and the exercisability thereof. The vesting periods determined by the Board of Directors generally provides for shares to vest ratably over 3.5 years and expire over 10 years.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

           The Company's option activity was as follows:

                                                Number of    Weighted-average
                                                  shares      exercise price
Balance at December 31, 1996                      689,108        $3.06

Granted                                           869,655         1.70
Exercised                                         (27,963)        2.47
Terminated                                       (607,876)        2.95
                                                 --------
Balance at December 31, 1997                      922,924         1.87


Granted                                           393,750         2.71
Exercised                                        (184,449)        1.37
Terminated                                        (65,432)        2.76
                                                ---------
Balance at December 31, 1998                    1,066,793         2.21
                                                =========

Available for grant at December 31, 1998          357,847
                                                =========

The following table summarizes information about stock options outstanding at December 31, 1998:

                           Options outstanding                                         Options exercisable
             ----------------------------------------------------         -----------------------------------------------
               Range                                 Weighted-            Weighted-                             Weighted-
                of                                    average              average                               average
             exercise            Number              remaining            exercise              Number          exercise
              prices            of shares        contractual life           price              of shares          price
              ------           -----------       ----------------          -----              -----------         -----
            $1.00 - 1.88         328,503             6.8 Years              $1.36               232,681           $1.42
             1.91 - 2.06         339,040             8.3                     1.93               107,055            1.95
             2.25 - 4.68         399,250             8.9                     3.15               128,882            3.43
                               ---------                                                        -------
             1.00 - 4.68       1,066,793             8.1                     2.21               468,618            2.09
                               =========                                                        =======



           Under the Company's 1994 Employee Stock Purchase Plan (the Purchase
           Plan) a total of 96,465 shares of common stock remain reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not be less than 1% nor exceed 10% of an employee's compensation, not to exceed shares with a fair market value of $25,000. The price of

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


           stock purchased under the Purchase Plan must be at least 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or at the end of the present purchasing period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment with the Company.

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

                                      1998             1997
                                      ----             ----
Reported net loss                  $    (785)       $  (1,960)
Pro forma net loss                 $  (1,302)       $  (2,408)

Reported net loss per share        $   (0.22)       $   (0.67)
Pro forma net loss per share       $   (0.37)       $   (0.82)

           The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1998 - an expected life of 3.5 years, risk-free interest rates of 4.62%, 117.3% expected volatility, and no dividend yield; 1997 - an expected life of 3.5 years, risk-free interest rates of 5.84%, 140.4% expected volatility, and no dividend yield. The weighted-average fair value of options granted during the period at an exercise price equal to market price at grant date was $2.25 and $1.57 for the periods ended December 31, 1998 and 1997, respectively.

           The fair value of employees' stock purchase rights under the Purchase Plan was estimated by calculating the difference between the share purchase price and the fair market value of the share at the date of the purchase.

           Pro forma net income reflects only options granted since the beginning of 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


           compensation cost is reflected over the options' vesting period of
           3.5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

(8)        COMMITMENTS

           Leases

           The Company leases office space, automobiles, and certain office equipment under noncancelable leases expiring through 2001. Future minimum lease payments under these leases aggregate approximately $407,092, $421,340, and $142,048 in 1999, 2000, and 2001. Rent
           expense was $279,266 and $459,108 in 1998 and 1997, respectively.

           Royalties

           The Company has license agreements with unrelated third parties covering certain of its products requiring royalty payments ranging from 10% to 50% of product license and maintenance fees. Royalties related to these agreements were $201,196 and $320,818 in 1998 and 1997, respectively.


(9)        FOREIGN OPERATIONS

           The Company has adopted the provisions of statement of financial accounting standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one segment and accordingly has provided only the required enterprise wide disclosures. For the year ended December 31, 1998, sales to one customer exceeded 10% of gross revenues. Sales to Silicon Graphics Inc. as a percentage of gross revenues were 68% for the year ended December 31, 1998. There were no sales to customers that exceeded 10% of gross revenues in 1997.

           The Company's operations outside of the United States consisted solely of a sales office in the United Kingdom. During 1997, the Company restructured its sales force and closed the sales office in the United Kingdom. Domestic operations are responsible for

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


           the design, development, and licensing of all products. Following are selected financial data, categorized by primary geographic area:


                                          Year ended December 31,
                                       ------------------------------
                                          1998               1997
                                       -----------        -----------
Sales to unaffiliated customers:
  North America                        $ 3,758,408        $ 3,189,407
  United Kingdom                                --          1,041,435
                                       -----------        -----------

          Total                        $ 3,758,408        $ 4,230,842
                                       ===========        ===========
Operating income (loss):
  North America                        $  (976,167)       $(2,052,865)
  United Kingdom                                --             34,509
                                       -----------        -----------

          Total                        $  (976,167)       $(2,018,356)
                                       ===========        ===========
Total assets:
  North America                        $ 4,929,422        $ 3,400,998
  United Kingdom                                --            313,711
                                       -----------        -----------

          Total                        $ 4,929,422        $ 3,714,709
                                       ===========        ===========

Export sales                           $    59,519        $   310,594
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

10.28(4)(@)       Employment letter, dated July 3, 1997, by and between Enlighten
                  Software Solutions, Inc. and Mike Seashols.

10.29(4)(@)       Employment letter, dated August 28, 1997, by and between Enlighten
                  Software Solutions, Inc. and David D. Parker.

10.30(4)          Agreement dated as of January 21, 1998, by and between Enlighten Software
                  Solutions, Inc. and Silicon Graphics, Inc.

10.31(@)          Employment letter, dated July 15, 1998, by and between Enlighten
                  Software Solutions, Inc. and Bill Bradley.

10.32(@)          Employment letter, dated January 15, 1999, by and between Enlighten
                  Software Solutions, Inc. and Tim Gardner.

10.33             Agreement dated as of December 31, 1998, by and between Enlighten
                  Software Solutions, Inc. and International Business Machines.

21.1(3)           Subsidiaries of the Company.

23.1              Consent of KPMG LLP.

27.1              Financial Data Schedule           .

----------

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

(4) Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(@)     Compensatory or employment arrangement.