Form 10QSB
period 1999-03-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1999-04-29
CIK 919175

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                        FORM 10 - QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-23446


                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
-------------------------------------------------------------------------------
               (Exact Name as registrant specified in its charter)


               CALIFORNIA                                    94-3008888
               ----------                                    -----------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)


999 BAKER WAY, FIFTH FLOOR,  SAN MATEO, CALIFORNIA                94404
--------------------------------------------------                ------
     (Address of principal executive offices)                   (Zip code)


                                 (650) 578-0700
                                 ---------------
              (Registrant's telephone number, including area code)


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES [X]   NO [ ]


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999:

                                                               OUTSTANDING
               CLASS                                          MARCH 31, 1999
               -----                                          --------------
      Common Stock, no par value                                 3,959,701


                          This is Pagce 1 of 21 Pages.
                    The Index to Exhibits begins on Page 21

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                           PAGE NO.
PART I         FINANCIAL INFORMATION                                       -------
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -                        3
                  As of March 31, 1999 and December 31, 1998

               Condensed Consolidated Statements of Operations -              4
                  Three months ended March 31, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows -              5
                  Three months ended March 31, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of                        9
               Financial Condition and Results of Operations



PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                              19


SIGNATURES                                                                   20


                          PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                    March 31,        December 31,
                                                                     1999              1998
                                                                  -----------       -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                      $ 1,134,053       $ 1,899,976
   Short-term investments                                           1,280,051         1,285,551
   Accounts receivable, less allowance for doubtful accounts        1,252,575           653,438
   Prepaid expenses and other assets                                  187,778           140,170
                                                                  -----------       -----------

            Total current assets                                    3,854,457         3,979,135

   Property and equipment, net                                        558,371           588,630
   Software development costs, net                                     57,545            92,248
   Other assets                                                       274,409           269,409
                                                                  -----------       -----------

                                                                  $ 4,744,782       $ 4,929,422
                                                                  ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                         $   138,475       $   202,547
   Accrued and other current liabilities                              452,067           458,568
   Deferred revenue                                                    70,988            43,809
                                                                  -----------       -----------

            Total current liabilities                                 661,530           704,924
                                                                  -----------       -----------

Shareholders' equity:
   Common stock                                                     7,705,088         7,591,538
   Accumulated other comprehensive income                                  51             5,551
   Accumulated deficit                                             (3,621,887)       (3,372,591)
                                                                  -----------       -----------

            Total shareholders' equity                              4,083,252         4,224,498
                                                                  -----------       -----------

                                                                  $ 4,744,782       $ 4,929,422
                                                                  ===========       ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                 Three months ended
                                                     March 31,
                                            -----------------------------
                                               1999               1998
                                            -----------       -----------
Revenue:
   Product license                           $  739,164        $  180,130
   fees
   Product maintenance fees                     164,179           155,473
   Consulting                                   319,600           207,817
   services
   Royalties                                     42,576           157,160
                                            -----------       -----------

            Total revenue                     1,265,519           700,580

Cost of revenue                                 169,692           173,838
                                            -----------       -----------

            Gross profit                      1,095,827           526,742
                                            -----------       -----------

Operating expenses:
   Research and development                     511,098           276,739
   Sales and                                    633,968           379,945
   marketing
   General and administrative                   230,077           222,345
   Gain on sale of Tandem product line               --          (515,487)
                                            -----------       -----------

            Total operating expenses          1,375,143           363,542
                                            -----------       -----------

            Operating income (loss)            (279,316)          163,200

Other income, net                                30,820             7,877
                                            -----------       -----------

            Income (loss) before               (248,496)          171,077
            income taxes

Income tax expense (benefit)                        800           (40,604)
                                            -----------       -----------

            Net income (loss)                $ (249,296)       $  211,681
                                            ===========       ===========

Other comprehensive income--unrealized
   gains on securities                               51            13,305
                                            -----------       -----------
Comprehensive income (loss)                  $ (249,245)       $  224,986
                                            ===========       ===========

Basic earnings (loss) per share:
   Net income (loss) per share               $    (0.06)       $     0.07
                                            ===========       ===========

   Shares used in net income (loss)
   per share computation                      3,932,421         2,985,746
   computation
                                            ===========       ===========

Diluted earnings (loss) per share:
   Net income (loss) per share               $    (0.06)       $     0.06
                                            ===========       ===========

   Shares used in net income (loss)
   per  share computation                     3,932,421         3,468,625
                                            ===========       ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.



                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 Three months ended
                                                                                     March 31,
                                                                           -----------------------------
                                                                              1999              1998
                                                                           -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                                        $ (249,296)       $  211,681
   Adjustments to reconcile net loss to net cash used for
      operating activities:
      Depreciation and amortization                                            106,540            92,173
      Gain on sale of Tandem product line                                           --          (515,487)
      Changes in operating assets and liabilities:
        Accounts receivable, net                                              (599,137)         (297,467)
        Refundable income taxes                                                     --           127,035
        Prepaid expenses and other assets                                      (52,608)          156,960
        Trade accounts payable                                                 (64,072)          (13,934)
        Accrued and other current liabilities                                   (6,501)         (255,927)
        Deferred revenue                                                        27,179          (139,823)
                                                                           -----------       -----------

                  Net cash used for operating activities                      (837,895)         (634,789)
                                                                           -----------       -----------

Cash flows from investing activities:
   Purchases of short-term investments                                              --          (186,695)
   Proceeds from sale of Tandem product line                                        --           191,666
   Purchases of property and equipment                                         (41,578)          (15,246)
                                                                           -----------       -----------

                  Net cash used for investing activities                       (41,578)          (10,275)
                                                                           -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of stock                                             113,550            44,352
                                                                           -----------       -----------

                  Net cash provided by financing activities                    113,550            44,352
                                                                           -----------       -----------

Net increase (decrease) in cash and cash equivalents                          (765,923)         (600,712)
Cash and cash equivalents at beginning of period                             1,899,976         1,406,141
                                                                           -----------       -----------
Cash and cash equivalents at end of period                                  $1,134,053        $  805,429
                                                                           ===========       ===========

The accompanying notes are an integral part of the condensed consolidated financial statements


                     ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                        (UNAUDITED)

1.  Basis of Presentation

The Consolidated Financial Statements of Enlighten Software Solutions, Inc. and Subsidiary (the "Company") included in the Company's Form 10-KSB for the year ended December 31, 1998 contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this Quarterly Report on Form 10-QSB. The condensed consolidated balance sheet at December 31, 1998 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles. These interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial information contained herein is not necessarily indicative of results for any future period.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of March 31, 1999, and the results of operations and cash flows for the interim periods presented.

2.  Revenue Recognition

Product license fees are recognized after the following events have occurred: a product evaluation has been shipped to the customer; the customer elects to purchase the software following an evaluation period; the customer signs the related contract; and collection of the sales price is probable. Royalty revenues that are contingent upon sale to an end-user by original equipment manufacturers are recognized upon receipt of a report of shipment from the original equipment manufacturer. Product maintenance fees committed as part of new product licenses and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period, generally one year. Consulting service revenue is recognized when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts.

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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                                   (UNAUDITED)

Additionally, the Company has classified its investments in preferred stock as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of March 31, 1999, unrealized gains and losses were not significant.

4.  Recent Accounting Pronouncements

The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The adoption of this statement did not have a material affect on the periods presented.

5.  Earnings Per Common Share

Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that would occur from options which could result in additional common shares being issued.

The following is a reconciliation of the number of shares used in the basic and diluted earning per share computations for the periods presented:

                                                              March 31,
                                                     -------------------------
                                                       1999            1998
                                                     ---------       ---------
Shares used in basic net income
  (loss) per share computation                       3,932,421       2,985,746

Effect of dilutive potential
  common shares                                              -         482,879
                                                     ---------       ---------
Shares used in diluted net income
  (loss) per share computation                       3,932,421       3,468,625
                                                     =========       =========


Potential common shares excluded from the computation for the three months ended March 31, 1999 were 286,046 as their effect would be antidilutive.

6.      Recent Accounting Pronouncements

The Company adopted SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the periods presented.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                                   (UNAUDITED)

In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The Company expects that the adoption of SOP No. 98-5 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SOP No. 98-5 for the year ending December 31, 1999.

In June 1998, Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal years beginning after June 15, 1999. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of FAS 133 in fiscal year 2000. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not participate in such investments or activities.

In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. The Company will be required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the Company's year ending December 31, 1999. The Company is evaluating the provisions of SOP No. 98-9 and has not yet determined what impact, if any, SOP No. 98-9 will have on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this report on Form 10-QSB contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Business Risks" contained herein and in the Company's other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in the Company's 1998 Report on Form 10-KSB.

OVERVIEW

        Enlighten Software Solutions develops, markets, and supports software products for UNIX and Windows environment workgroup administration and enterprise management. The Company's product solutions are designed for open systems distributed computing environments in the range of ten to 1,000 servers/clients. The EnlightenDSM product allows companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse UNIX and Windows platform vendors such as, Digital Equipment Corporation, Hewlett-Packard, IBM, Santa Cruz Operation (SCO), SGI, Sun Microsystems, and Microsoft.

        Founded in 1986, the Company was a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries.

        On October 1, 1997, the Company sold its Tandem product line to New Dimension Software, Inc. ("NDS") in order to focus efforts on its UNIX and Windows product suite. In connection with this sale, the Company received approximately $2.5 million in cash and the rights to receive royalties on Tandem related products for a period of three years based upon NDS' licensing and support of the Tandem software products. The sale of the Tandem product line also included the transfer to NDS of approximately 12 employees associated with the Company's Tandem operation.

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

RESULTS OF OPERATIONS

        Total revenue. Revenue for the first quarter of 1999 totaled $1,266,000, an 81% increase when compared to the same quarter in 1998. The increase for the quarter is related to the increased license fees from the Company's OEM relationship with SGI, entered into during the first quarter of 1998. An increase in consulting fees, as a result of the IBM relationship discussed below, was entirely offset by a decrease in royalties from the sale of the Tandem product line.

        Revenue from product license fees increased 310% to $739,000 in the first quarter of 1999. The increase was primarily attributable to an increase in UNIX licenses of the Company's EnlightenDSM product resulting from its relationship with SGI. The Company and SGI entered into an OEM bundling agreement in January 1998. SGI began shipping the Company's product along with their UNIX servers and workstations in July 1998. Thus, in the first quarter of 1998 there was no comparable revenue from SGI.

        Product maintenance fees increased 6%, to $164,000, in the first quarter of 1999. The increase is due to increased UNIX and Windows license fees over the prior year.

        Consulting services revenue increased 54%, to $320,000, in the first quarter of 1999 when compared with the first quarter of 1998. The increase in this period is due to non-recurring consulting work performed in the first quarter of 1999 related to the Company's new strategic relationship with IBM, signed in December 1998.

        Royalties for the first quarter of 1999 were $43,000, compared to $157,000 in the first quarter of 1998, a decrease of $115,000, or 73%. The Company recognizes royalties from product license fees and product maintenance fees generated by the Tandem product line sold to NDS in October 1997. The royalty rate decreases year over year, for a three year period that commenced in October 1997.

        Cost of revenue. Cost of revenue decreased by 2%, or $4,000, to $170,000 in the first quarter of 1999. The reduction in cost of revenue is caused primarily by the decrease in costs associated with royalties paid to third parties and amortization of software development and acquisition costs.

        Research and development. Net research and development expenses increased by 85%, to $511,000, in the first quarter of 1999 when compared to the first quarter of 1998. The increase in this quarter is related to increased personnel and recruiting costs. Several new development personnel were hired during the latter three quarters of 1998 following the sale of the Tandem product line. New development personnel were required to increase the platform coverage for the EnlightenDSM product and provide enhancements required by the Company's strategic partners. The Company expects its research and development expenditures to increase in absolute dollars as it expands that operation to facilitate expected product demands associated with its third-party resellers.

        Sales and marketing. Sales and marketing expenses increased by 67% to $634,000 in the first quarter of 1999, when compared to the same period in 1998. During the first quarter of 1998, just following the sale of the Tandem product line, the Company restructured its sales and marketing department to reflect the Company's strategy of selling through third parties as opposed to selling directly. All sales and support personnel associated with the Tandem product line were transferred to NDS as part of the sale of that operation. Additionally, the Company closed all remote sales operations in the U.S. and the U.K. during the fourth quarter of 1997, significantly reducing sales and marketing costs. During the remainder of 1998, the Company increased its sales and marketing personnel, adding a Vice President, Business Development and Marketing and sales and marketing consultants, and opened up a sales and support office in Denver, CO to better support its new third-party relationships. These additional costs are reflected in the first quarter 1999 numbers.

        The Company expects sales and marketing costs to increase in absolute dollars for the foreseeable future as it expands its ability to sell and service its products through third-party resellers and, to a lesser extent, expands its direct sales force.

        General and administrative. General and administrative expenses increased by 3% to $230,000 in the first quarter of 1999 when compared to the same period in 1998. The increase is due to overhead increases as they relate to the expansion of other departments and the Company in general.

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

        Other income, net. Other income, net increased by $23,000 in the first quarter of 1999 as a result of an increase in net interest income associated with higher average cash balances.

        Income tax expense (benefit). Tax expense in the first quarter of 1999 reflects minimum state franchise taxes. In the first quarter of 1998, the Company recognized a tax benefit of $41,000 as a result of receiving tax refunds on net operating loss carrybacks in excess of taxes receivable provided for by the Company.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1999, the Company's cash, cash equivalents, and short-term investments were $2,414,000, representing 51% of total assets. The Company's working capital as of March 31, 1999, was $3,193,000. Cash equivalents are highly liquid investments with original maturities of ninety days or less. The Company's short-term investments are primarily investment grade commercial paper and are highly liquid. The Company had no debt as of March 31, 1999, other than normal trade payables and accrued liabilities. Shareholders' equity as of March 31, 1999, was $4,083,000.

        During the first three months of 1999, the Company's operating activities used cash of $838,000, compared to cash used by operating activities of $635,000 in the same period of the prior year. The change was principally caused by an increase in accounts receivable.

        The Company's investing activities have consisted primarily of short-term investments, the sale of the Company's Tandem operation, and additions to capital equipment. Investing activities used cash of $42,000 for the three months ended March 31, 1999, compared with $10,000 in the same period in 1998. The change is primarily due to an increase in the purchase of property and equipment during the first quarter of 1999 when compared to the first quarter of 1998.

        Financing activities provided cash of $114,000 in the first three months of 1999, compared with cash provided of $44,000 in the same period of the prior year. The increase in cash provided from financing activities resulted from an increase in proceeds from the exercise of employee stock options.

        In May 1998, the Company completed a public offering (the "Offering") of 700,000 shares of common stock. The net proceeds from the Offering of $2.2 million were used for funding operations and capital expenditures and for other general corporate purposes, including working capital.

        The Company will require substantial cash flow to continue operations on a satisfactory basis and complete its research and development and its sales and marketing programs. The Company anticipates that cash and short term investments will provide sufficient liquidity to fund these requirements for the next twelve months. However, the Company's continued ability to fund operations and meet its other obligations depends on its future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations, it may be required to obtain additional financing. There can be no assurance that the Company would be able to obtain such financing, or that any financing would result in a level of net proceeds required.

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

Uncertainty of Success in Open Systems Market

        The Company has derived a substantial portion of its revenue to date from its Tandem-based products. The Company, however, sold all rights to its Tandem technology in October 1997. The future success of the Company is substantially dependent on its ability to generate significant revenue from its UNIX and Windows product offering. The Company's initial product entry into the open systems market in 1995 was unsuccessful. Version 2.0 of EnlightenDSM was released in mid-1996 and represented 27% and 22% of the Company's license revenues in 1997 and 1996, respectively. In January 1998, the Company signed an OEM bundling agreement with Silicon Graphics in which Silicon Graphics will bundle a limited version of the Company's product on each UNIX system shipped. In August 1998, the Company signed a distribution agreement with two of General Electric's IT Distribution Group businesses, Access Graphics and Integration Alliance. In December 1998, the Company signed a distribution agreement with IBM in which IBM will integrate and ship EnlightenDSM with each IBM Suites for Solaris and AIX shipped by IBM. In February 1999, the Company announced a partnership with Sun Microsystems in which the Company and Sun will produce a seamless integration between EnlightenDSM and Sun's SyMON systems management product. While significant, these are the first such agreements entered into by the Company. Additionally, the open systems market is characterized by rapid technological growth and intense competition. There can be no assurance that the Company has the resources, both financial and personnel, to effectively capitalize on, and continue with, its early and limited success in this market.

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

        Additionally, now that the Company has shifted its sales efforts from direct to indirect channels, the Company has become more dependent on its third-party distributors for the technical support and consultation to end users. The Company will need to increase its training and education efforts related to its third-party distributors to enable such third parties to obtain the technical proficiency and knowledge with respect to the Company's products. Despite these efforts, there can be no assurance that the Company will successfully train its third party distributors to enable them to provide adequate technical support to the customer base. This may result in, among other things, increased workload on the Company's internal support and engineering staff, or poor customer acceptance of the products, or both, either of which would have a material adverse effect on the Company's business, operating results, and financial condition

        In January 1998, the Company signed an OEM bundling agreement with Silicon Graphics in which Silicon Graphics will bundle a limited version of the Company's product on each UNIX system shipped. In August 1998, the Company signed a distribution agreement with two of General Electric's IT Distribution Group businesses, Access Graphics and Integration Alliance. In December 1998, the Company signed a distribution agreement with IBM in which IBM will integrate and ship EnlightenDSM with each IBM Suites for Solaris and AIX shipped by IBM. In February 1999, the Company announced a partnership with Sun Microsystems in which the Company and Sun will produce a seamless integration between EnlightenDSM and Sun's SyMON systems management product. While significant, these are the first such agreements entered into by the Company. While the Company believes that these arrangements will be beneficial, there can be no assurance that the Company will be able to deliver its products to these companies in a timely manner or that these companies will license the Company's products in volumes anticipated by the Company. Further, these agreements are the Company's only significant third-party distribution agreements to date. While the Company's strategy is to obtain additional resellers to reduce the dependence on these vendors, there can be no assurance of successfully attracting additional vendors to distribute the Company's products. Any such failure would result in the Company having expended significant resources with little or no return on its investment, which would have a material adverse effect on the Company's business, operating results, and financial condition.

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

Product Concentration

        The Company expects that substantial majority of the Company's revenue in future periods will be derived from its UNIX and Windows product, EnlightenDSM. This product has accounted for 100% of the Company's license since October 1, 1997. The Company expects that the EnlightenDSM product and its extensions and derivatives will continue to account for a substantial majority, if not all, of the Company's revenue for the foreseeable future. Broad market acceptance of EnlightenDSM is, therefore, critical to the Company's future success. Failure to achieve broad market acceptance of EnlightenDSM, as a result of competition, technological change, or otherwise, would have a material adverse effect on the business, operating results, and financial condition of the Company. The Company's future financial performance will depend in significant part on the successful development, introduction, and market acceptance of EnlightenDSM and its product enhancements. There can be no assurance that the Company will be successful in marketing EnlightenDSM or any new products, applications, or product enhancements, and any failure to do so would have a material adverse effect on the Company's business, operating results, and financial condition.

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

Dependence on Growth of Systems Management Market

        For the foreseeable future, all of the Company's business will be in the open systems (UNIX and Windows NT) systems management market, which is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of companies adopting systems management solutions for their client/server computing environments. There can be no assurance that the market for systems management solutions will continue to grow. If the systems management market fails to grow or grows more slowly than the Company currently anticipates, or in the event of a decline in unit price or demand for the Company's products, as a result of competition, technological change, or other factors, the Company's business, operating results, and financial condition would be materially adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns, and layoffs. The Company's operations may in the future experience substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results, and financial condition.

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

        We believe the software and hardware we use internally comply with Year 2000 requirements or will comply during 1999. During 1998, we replaced or upgraded much of our internal use hardware and software. In the first quarter of 1999, the Company incurred approximately $10,000 in its Year 2000 remediation efforts. Enlighten expects additional remediation costs of approximately $40,000 in 1999, which includes expenditures for hardware and software upgrades. In addition, we are not aware of any material operational issues or costs associated with preparing our internal use software and hardware for the Year 2000. However, serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in our internal systems may occur. The occurrence of any of the foregoing could seriously harm our business, operating results or financial condition.

        The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                          FORM 10-QSB, MARCH 31, 1999

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               The exhibits listed in the accompanying Index of Exhibits on Page 21 are filed or incorporated by reference as part of this report. Exhibit numbers 10.28, 10.29, 10.31, and 10.32 are management contracts or compensatory plans or arrangements.

        (b)    Reports on Form 8-K

               During the quarter ended March 31, 1999, the Company did not file any reports on Form 8-K.

ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                           FORM 10-QSB, MARCH 31, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Enlighten Software Solutions, Inc.


DATE:        April 29, 1999         SIGNATURE:  /s/ David D. Parker
       --------------------------               ------------------------

                                                David D. Parker
                                                Chief Executive Officer



DATE:        April 29, 1999         SIGNATURE:  /s/ Michael A. Morgan
       --------------------------               ------------------------

                                                Michael A. Morgan
                                                Chief Financial Officer

                          ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                              FORM 10-QSB, MARCH 31, 1999
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

10.28(3)@    Employment letter, dated July 3, 1997, by and between Enlighten
             Software Solutions, Inc. and Mike Seashols.

10.29(3)@    Employment letter, dated August 28, 1997, by and between Enlighten
             Software Solutions, Inc. and David D. Parker.

10.30(3)     Agreement dated as of January 21, 1998, by and between Enlighten Software
             Solutions, Inc. and Silicon Graphics, Inc.

10.31(4)@    Employment letter, dated July 15, 1998, by and between Enlighten
             Software Solutions, Inc. and Bill Bradley.

10.32(4)@    Employment letter, dated January 15, 1999, by and between Enlighten
             Software Solutions, Inc. and Tim Gardner.

10.33(4)     Agreement dated as of December 31, 1998, by and between Enlighten Software
             Solutions, Inc. and International Business Machines.

27.1         Financial Data Schedule.

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

(4) Incorporated by reference from an exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

 @      Compensatory or employment arrangement.