Form 10QSB
period 1999-06-30
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1999-08-25
CIK 919175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-23446



                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
               (Exact Name as registrant specified in its charter)


               CALIFORNIA                                     94-3008888
               ----------                                     ----------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)


999 BAKER WAY, FIFTH FLOOR, SAN MATEO, CALIFORNIA               94404
-------------------------------------------------               -----
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


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999:

                                                               OUTSTANDING
               CLASS                                          JUNE 30, 1999
               -----                                          -------------
      Common Stock, no par value                                3,969,653



                           This is Page 1 of 22 Pages.
                     The Index to Exhibits begins on Page 22

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                           PAGE NO.
-----------------------------------------------------------------------------------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -                        3
                  As of June 30, 1999 and December 31, 1998

               Condensed Consolidated Statements of Operations
               and Comprehensive loss -                                       4
                  Three months ended June 30, 1999 and 1998, and
                  Six months ended June 30, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows -              5
                  Six months ended June 30, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis or                        9
               Plan of Operations


-----------------------------------------------------------------------------------
PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                              19

-----------------------------------------------------------------------------------
SIGNATURES                                                                   20

-----------------------------------------------------------------------------------

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                     June 30,         December 31,
                                                                      1999               1998
                                                                   -----------        -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $   708,170        $ 1,899,976
   Short-term investments                                            1,275,350          1,285,551
   Accounts receivable, less allowance for doubtful accounts           921,049            653,438
   Prepaid expenses and other assets                                   150,358            140,170
                                                                   -----------        -----------

              Total current assets                                   3,054,927          3,979,135

   Property and equipment, net                                         497,861            588,630
   Software development costs, net                                      22,841             92,248
   Other assets                                                        289,879            269,409
                                                                   -----------        -----------

                                                                   $ 3,865,508        $ 4,929,422
                                                                   ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                          $    68,734        $   202,547
   Accrued and other current liabilities                               307,561            458,568
   Deferred revenue                                                     76,205             43,809
                                                                   -----------        -----------

              Total current liabilities                                452,500            704,924
                                                                   -----------        -----------

Shareholders' equity:
   Common stock                                                      7,721,071          7,591,538
   Accumulated other comprehensive income                               (4,650)             5,551
   Accumulated deficit                                              (4,303,413)        (3,372,591)
                                                                   -----------        -----------

              Total shareholders' equity                             3,413,008          4,224,498
                                                                   -----------        -----------

                                                                   $ 3,865,508        $ 4,929,422
                                                                   ===========        ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS

                                   (Unaudited)

                                                    Three months ended                Six months ended
                                                         June 30,                          June 30,
                                               ----------------------------      ----------------------------

                                                  1999             1998             1999             1998
                                               -----------      -----------      -----------      -----------
Revenue:
    Product license fees                       $   292,758      $   146,881      $ 1,031,922      $   327,011
    Product maintenance fees                       160,889          173,115          325,068          328,588
    Consulting services                              9,000           27,279          319,600          235,096
    Royalties                                       48,400           72,148           99,976          229,308
                                               -----------      -----------      -----------      -----------

             Total revenue                         511,047          419,423        1,776,566        1,120,003

Cost of revenue                                     63,454          104,536          233,146          278,374
                                               -----------      -----------      -----------      -----------

             Gross profit                          447,593          314,887        1,543,420          841,629
                                               -----------      -----------      -----------      -----------

Operating expenses:
    Research and development                       486,684          381,031          997,782          657,770
    Sales and marketing                            470,845          465,946        1,104,813          845,891
    General and administrative                     208,744          226,138          438,821          448,483
    Gain on sale of Tandem product line                 --               --               --         (515,487)
                                               -----------      -----------      -----------      -----------

             Total operating expenses            1,166,273        1,073,115        2,541,416        1,436,657
                                               -----------      -----------      -----------      -----------

             Operating loss                       (718,680)        (758,228)        (997,996)        (595,028)

Other income, net                                   37,154           43,671           67,974           51,548
                                               -----------      -----------      -----------      -----------

             Loss before income taxes             (681,526)        (714,557)        (930,022)        (543,480)

Income tax expense (benefit)                            --               --              800          (40,604)
                                               -----------      -----------      -----------      -----------

             Net loss                          $  (681,526)     $  (714,557)     $  (930,822)     $  (502,876)
                                               ===========      ===========      ===========      ===========

Other comprehensive income - unrealized
    gains (losses) on securities                    (4,701)           1,898          (10,201)          15,203
                                               -----------      -----------      -----------      -----------

             Comprehensive loss                $  (686,227)     $  (712,659)     $  (941,023)     $  (487,673)
                                               ===========      ===========      ===========      ===========


Basic and diluted net loss per share           $     (0.17)     $     (0.21)     $     (0.24)     $     (0.16)
                                               ===========      ===========      ===========      ===========

Shares used in computing basic and diluted
    net loss per share                           3,964,677        3,341,951        3,948,549        3,164,720
                                               ===========      ===========      ===========      ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                  Six months ended
                                                                                       June 30,
                                                                             ----------------------------
                                                                                1999             1998
                                                                             -----------      -----------
Cash flows from operating activities:
   Net loss                                                                  $  (930,822)     $  (502,876)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
       Depreciation and amortization                                             213,228          217,899
       Gain on sale of Tandem product line                                            --         (515,487)
       Changes in operating assets and liabilities:
         Accounts receivable, net                                               (267,611)        (112,221)
         Refundable income taxes                                                      --          127,035
         Prepaid expenses and other assets                                       (30,658)         352,823
         Trade accounts payable                                                 (133,813)          79,972
         Accrued and other current liabilities                                  (151,007)        (332,262)
         Deferred revenue                                                         32,396         (220,548)
                                                                             -----------      -----------

                    Net cash used for operating activities                    (1,268,287)        (905,665)
                                                                             -----------      -----------

Cash flows from investing activities:
   Purchases of short-term investments                                                --         (184,796)
   Proceeds from sale of Tandem product line                                          --          515,487
   Purchases of property and equipment                                           (53,052)         (63,979)
                                                                             -----------      -----------

                    Net cash provided by (used for) investing activities         (53,052)         266,712
                                                                             -----------      -----------

Cash flows from financing activities:
   Proceeds from public offering of stock, net                                                  2,219,872
   Proceeds from issuance of stock                                               129,533          111,137
                                                                             -----------      -----------

                    Net cash provided by financing activities                    129,533        2,331,009
                                                                             -----------      -----------

Net increase (decrease) in cash and cash equivalents                          (1,191,806)       1,692,056
Cash and cash equivalents at beginning of period                               1,899,976        1,406,141
                                                                             -----------      -----------
Cash and cash equivalents at end of period                                   $   708,170      $ 3,098,197
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

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position as of June 30, 1999, and the results of operations and cash flows for the interim periods presented.

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

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Additionally, the Company has classified its investments in preferred stock as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of June 30, 1999, unrealized gains and losses were not significant.

4.  Earnings Per Common Share

Basic earnings per share is based on the weighted average effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. All historical earnings per share data have been restated to conform to this presentation. The Company had 344,746 potentially dilutive shares for the three months ended June 30, 1999 compared to 464,227 for the same period in 1998. The Company also had 313,017 potentially dilutive shares for the six months ended June 30, 1999 compared to 444,735 for the six months ended June 30, 1998. The potentially dilutive shares were omitted from the earnings per share calculations as the Company was in a loss position and such shares would have been antidilutive.

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

In June 1998, Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." FAS 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of FAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not participate in such investments or activities.

In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No.98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. The Company will be required to implement SOP No.98-9 for the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the Company's year ending December 31, 1999. The Company is evaluating the provisions of SOP No. 98-9 and has not yet determined what impact, if any, SOP No. 98-9 will have on its financial position, results of operations or cash flows.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

        Total revenue. Revenue for the second quarter of 1999 totaled $511,000, a 22% increase when compared to the same quarter in 1998. Total revenue for the six months ended June 30, 1999, increased 59% to $1,777,000, from the same period in 1998. The increase for the quarter and the six months ended June 30, 1999, is related to the increased license fees from the Company's OEM relationship with SGI, entered into during the first quarter of 1998. For the second quarter of 1999, the increase in license fees was partially offset by a decrease in maintenance fees, consulting fees, and royalties from the sale of the Tandem product line. For the six months ended June 30, 1999 consulting services revenue increased, while maintenance fees and royalties decreased.

        Revenue from product license fees increased 99% to $293,000 in the second quarter of 1999, and increased 216% to $1,032,000 in the six months ended June 30, 1999, as compared to the same periods in 1998. The increase was primarily attributable to an increase in UNIX licenses of the Company's EnlightenDSM product resulting from its relationship with SGI. The Company and SGI entered into an OEM bundling agreement in January 1998. SGI began shipping the Company's product along with their UNIX servers and workstations in July 1998. Thus, in the first half of 1998 there was no significant comparable revenue from SGI.

        Product maintenance fees decreased 7% to $161,000 in the second quarter of 1999, and decreased 1% to $325,000 in the six months ended June 30, 1999, as compared to the same periods in 1998. The decrease is due to decreased end user UNIX and

Windows license fees when compared to the prior year, resulting in decreased maintenance fees from end users.

        Consulting services revenue decreased 67% to $9,000 in the second quarter of 1999, as compared to the same period in 1998. The decrease in this period is due to a decrease in training programs implemented. For the six months ended June 30, 1999, consulting services revenue increased 36% to $320,000, as compared to the same period in 1998. The increase in this period is due to non-recurring consulting work performed in the first quarter of 1999 related to the Company's new strategic relationship with IBM, signed in December 1998.

        Royalties for the second quarter of 1999 were $48,000, compared to $72,000 in the second quarter of 1998, a decrease of $24,000, or 33%. Royalties for the six months ended June 30, 1999 were $100,000, compared to $229,000 in the first six months of 1998, a decrease of $129,000, or 56%. The Company recognizes royalties from product license fees and product maintenance fees generated by the Tandem product line sold to NDS in October 1997. The royalty rate decreases year over year, for a three year period that commenced in October 1997.

        Cost of revenue. Cost of revenue decreased by 39%, or $41,000, to $63,000 in the first quarter of 1999, and by 16%, or $45,000, to $233,000 in the first six months of 1999 as compared to the same periods of 1998. The reduction in cost of revenue is caused primarily by the decrease in costs associated with royalties paid to third parties and a decrease in the amortization of software development and acquisition costs.

        Research and development. Net research and development expenses increased by 28%, to $487,000, in the first quarter of 1999, and by 52%, to $998,000, for the six months ended June 30, 1999, when compared to the same periods in 1998. The increase is related to increased personnel and recruiting costs. Several new development personnel were hired during the latter half of 1998 following the sale of the Tandem product line. New development personnel were required to increase the platform coverage for the EnlightenDSM product and provide enhancements required by the Company's strategic partners. The Company expects its research and development expenditures to increase in absolute dollars as it expands that operation to facilitate expected product demands associated with its third-party resellers.

        Sales and marketing. Sales and marketing expenses increased by 1%, to $471,000, in the first quarter of 1999, and by 31%, to $1,105,000, for the six months ended June 30, 1999, when compared to the same periods in 1998. During the first quarter of 1998, just following the sale of the Tandem product line, the Company restructured its sales and marketing department to reflect the Company's strategy of selling through third parties as opposed to selling directly. All sales and support personnel associated with the Tandem product line were transferred to NDS as part of the sale of that operation. Additionally, the Company closed all remote sales operations in the U.S. and the U.K. during the fourth quarter of 1997, significantly reducing sales and marketing costs through the first half of 1998. During the remainder of 1998, the Company increased its sales and marketing personnel, adding both executive and staff level sales and marketing employees, and opened up a sales and support office in Denver, CO to better support its new third-party relationships. These additional costs are reflected in the first half 1999 numbers.

        The Company expects sales and marketing costs to increase in absolute dollars for the foreseeable future as it expands its ability to sell and service its products through third-party resellers and, to a lesser extent, expands its direct sales force.

        General and administrative. General and administrative expenses decreased by 8%, to $209,000, in the first quarter of 1999, and by 2%, to $439,000, when compared to the same periods in 1998. The decrease is due to overhead and cost controls.

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

        Other income, net. Other income, net decreased by $7,000 in the first quarter of 1999, as compared to the same period of 1998, as a result of an decrease in foreign exchange gains associated with the Company's former U.K. operations. Other income, net increased by $16,000 in the first six months of 1999, as compared to the same period of 1998, as a result of an increase in net interest income as a result of higher average cash balances.

        Income tax expense (benefit). In the first quarter of 1998, the Company recognized a tax benefit of $41,000 as a result of receiving tax refunds on net operating loss carrybacks in excess of taxes receivable provided for by the Company. No comparable amounts exist in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1999, the Company's cash, cash equivalents, and short term investments were $1,984,000, representing 51% of total assets. The Company's working capital as of June 30, 1999, was $2,602,000. Cash equivalents are highly liquid investments with original maturities of ninety days or less. The Company's short term investments are primarily investment grade commercial paper and highly liquid. The Company had no debt as of June 30, 1999, other than normal trade payables and accrued liabilities. Shareholders' equity as of June 30, 1999, was $3,413,000.

        During the first six months of 1999, the Company's operating activities used cash of $1,268,000, compared to cash used by operating activities of $906,000 in the same period of the prior year. The change was principally caused by increased prepaid expenses and decreased accounts payable.

        The Company's investing activities have consisted primarily of short-term investments, the sale of the Company's Tandem operation, and additions to capital equipment. Investing activities used cash of $53,000 for the six months ended June 30, 1999, compared with providing cash of $267,000 in the same period in 1998. The change is due to the sale of the Company's Tandem operation in the first quarter of 1998.

        Financing activities provided cash of $130,000 in the first six months of 1999, compared with cash provided of $2,331,000 in the same period of the prior year. The decrease in cash provided from financing activities resulted the Company's public offering of 700,000 shares of common stock in May 1998.

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

Uncertainty of Success in Open Systems Market

        The Company has derived a substantial portion of its revenue to date from its Tandem-based products. The Company, however, sold all rights to its Tandem technology in October 1997. The future success of the Company is substantially dependent on its ability to generate significant revenue from its UNIX and Windows product offering. The Company's initial product entry into the open systems market in 1995 was unsuccessful. Version 2.0 of EnlightenDSM was released in mid-1996 and represented 27% and 22% of the Company's license revenues in 1997 and 1996, respectively. In January 1998, the Company signed an OEM bundling agreement with Silicon Graphics in which Silicon Graphics will bundle a limited version of the Company's product on each UNIX system shipped. In August 1998, the Company signed a distribution agreement with two of General Electric's IT Distribution Group businesses, Access Graphics and Integration Alliance. In December 1998, the Company signed a distribution agreement with IBM in which IBM will integrate and ship EnlightenDSM with each IBM Suites for Solaris and AIX shipped by IBM. In February 1999, the Company announced a partnership with Sun Microsystems in which the Company and Sun will produce a seamless integration between EnligtenDSM and Sun's SyMON systems management product. While significant, these are the first such agreements entered into by the Company. Additionally, the open systems market is characterized by rapid technological growth and intense competition. There can be no assurance that the Company has the resources, both financial and personnel, to effectively capitalize on, and continue with, its early and limited success in this market.

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

        Additionally, now that the Company has shifted its sales efforts from direct to indirect channels, the Company has become more dependent on its third-party distributors for the technical support and consultation to end users. The Company will need to increase its training and education efforts related to its third-party distributors to enable such third parties to obtain the technical proficiency and knowledge with respect to the Company's products. Despite these efforts, there can be no assurance that the Company will successfully train its third party distributors to enable them to provide adequate technical support to the customer base. This may result in, among other things, increased workload on the Company's internal support and engineering staff, or poor customer acceptance of the products, or both, either of which would have a material adverse effect on the Company's business, operating results, and financial condition

        In January 1998, the Company signed an OEM bundling agreement with Silicon Graphics in which Silicon Graphics will bundle a limited version of the Company's product on each UNIX system shipped. In August 1998, the Company signed a distribution agreement with two of General Electric's IT Distribution Group businesses, Access Graphics and Integration Alliance. In December 1998, the Company signed a distribution agreement with IBM in which IBM will integrate and ship EnlightenDSM with each IBM Suites for Solaris and AIX shipped by IBM. In February 1999, the Company announced a partnership with Sun Microsystems in which the Company and Sun will produce a seamless integration between EnligtenDSM and Sun's SyMON systems management product. While significant, these are the first such agreements entered into by the Company. While the Company believes that these arrangements will be beneficial, there can be no assurance that the Company will be able to deliver its products to these companies in a timely manner or that these companies will license the Company's products in volumes anticipated by the Company. Further, these agreements are the Company's only significant third-party distribution agreements to date. While the

Company's strategy is to obtain additional resellers to reduce the dependence on these vendors, there can be no assurance of successfully attracting additional vendors to distribute the Company's products. Any such failure would result in the Company having expended significant resources with little or no return on its investment, which would have a material adverse effect on the Company's business, operating results, and financial condition.

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

Product Concentration

        The Company expects that a substantial majority of the Company's revenue in future periods will be derived from its UNIX and Windows product, EnlightenDSM. This product has accounted for 100% of the Company's license revenue since October 1, 1997. The Company expects that the EnlightenDSM product and its extensions and derivatives will continue to account for a substantial majority, if not all, of the Company's revenue for the foreseeable future. Broad market acceptance of EnlightenDSM is, therefore, critical to the Company's future success. Failure to achieve broad market acceptance of EnlightenDSM, as a result of competition, technological change, or otherwise, would have a material adverse effect on the business, operating results, and financial condition of the Company. The Company's future financial performance will depend in significant part on the successful development, introduction, and market acceptance of EnlightenDSM and its product enhancements. There can be no assurance that the Company will be successful in marketing EnlightenDSM or any new products, applications, or product enhancements, and any failure to do so would have a material adverse effect on the Company's business, operating results, and financial condition.

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

        We believe the software and hardware we use internally comply with Year 2000 requirements or will comply during 1999. During 1998, we replaced or upgraded much of our internal use hardware and software. In the second quarter of 1999, the Company incurred approximately $10,000 in its Year 2000 remediation efforts. Enlighten expects additional remediation costs of approximately $40,000 in 1999, which includes expenditures for hardware and software upgrades. In addition, we are not aware of any material operational issues or costs associated with preparing our internal use software and hardware for the Year 2000. However, serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in our internal systems may occur. The occurrence of any of the foregoing could seriously harm our business, operating results or financial condition.

        The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, JUNE 30, 1999

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               The exhibits listed in the accompanying Index of Exhibits on Page 21 are filed or incorporated by reference as part of this report. Exhibit numbers 10.28, 10.29, 10.31, and 10.32 are management contracts or compensatory plans or arrangements.

        (b)    Reports on Form 8-K

               During the quarter ended June 30, 1999, the Company did not file any reports on Form 8-K.

ITEMS 1, 2, 3, 4, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                           FORM 10-QSB, JUNE 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Enlighten Software Solutions, Inc.


DATE:       July 31, 1999              SIGNATURE:   /s/ David D. Parker
      --------------------------                    ----------------------------
                                                    David D. Parker
                                                    Chief Executive Officer



DATE:       July 31, 1999              SIGNATURE:   /s/ Michael A. Morgan
      --------------------------                    ----------------------------
                                                    Michael A. Morgan
                                                    Chief Financial Officer

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, JUNE 30, 1999
                                INDEX TO EXHIBITS

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