Form 10QSB
period 1999-09-30
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 1999-11-15
CIK 919175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-23446

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                                   ----------

               CALIFORNIA                                       94-3008888
     -------------------------------                      ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)


      999 BAKER WAY, FIFTH FLOOR,
          SAN MATEO, CALIFORNIA                                   94404
---------------------------------------                         ---------
(Address of principal executive offices)                        (Zip code)


                                 (650) 578-0700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                   ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999:

                                                               Outstanding
              Class                                        September 30, 1999
   --------------------------                              ------------------
   COMMON STOCK, NO PAR VALUE                                   4,113,522

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets: September 30, 1999 and December 31,
            1998.....................................................................      3

        Condensed Consolidated Statements of Operations: Three and Nine Months
            Ended September 30, 1999 and 1998........................................      4

        Condensed Consolidated Statements of Cash Flows: Nine Months Ended
            September 30, 1999 and 1998..............................................      5

        Notes to Condensed Consolidated Financial Statements.........................      6

Item 2. Management's Discussion and Analysis or Plan of Operations...................     10


PART II  OTHER INFORMATION

    Item 1. Legal Proceedings........................................................     20

    Item 2. Changes in Securities and Use of Proceeds................................     20

    Item 3. Defaults Upon Senior Securities..........................................     20

    Item 4. Submission of Matters to a Vote of Security Holders......................     20

    Item 5. Other Information........................................................     20

    Item 6. Exhibits and Reports on Form 8-K.........................................     21


SIGNATURES...........................................................................     22

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                September 30,            December 31,
                                                                    1999                    1998
                                                                 -----------             -----------
                                     ASSETS

Current assets:
    Cash and cash equivalents ...............................    $ 1,280,400             $ 1,900,000
    Short-term investments ..................................        267,700               1,285,600
    Accounts receivable, less allowance for doubtful accounts      1,263,600                 653,400
    Prepaid expenses and other assets .......................        104,300                 140,200
                                                                 -----------             -----------
       Total current assets .................................      2,916,000               3,979,200

Property and equipment, net .................................        434,800                 588,600
Software development costs, net .............................             --                  92,200
Other assets ................................................        300,200                 269,400
                                                                 -----------             -----------
                                                                 $ 3,651,000             $ 4,929,400
                                                                 ===========             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable ..................................    $    99,800             $   202,500
    Accrued and other current liabilities ...................        313,000                 458,600
    Deferred revenue ........................................         79,400                  43,800
                                                                 -----------             -----------
       Total current liabilities ............................        492,200                 704,900
                                                                 -----------             -----------

Shareholders' equity:
    Common stock ............................................      7,942,400               7,591,500
    Accumulated other comprehensive income (loss) ...........        (12,300)                  5,600
    Accumulated deficit .....................................     (4,771,300)             (3,372,600)
                                                                 -----------             -----------
       Total shareholders' equity ...........................      3,158,800               4,224,500
                                                                 -----------             -----------
                                                                 $ 3,651,000             $ 4,929,400
                                                                 ===========             ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended                Nine months ended
                                                         September 30,                     September 30,
                                                 ----------------------------      -----------------------------
                                                    1999              1998            1999              1998
                                                 -----------       ----------      -----------       -----------
Revenue:
    Product license fees ..................      $   500,100       $1,233,300      $ 1,532,000       $ 1,560,300
    Product maintenance fees ..............          159,200          166,000          484,300           494,700
    Consulting services ...................            9,000            9,000          328,600           244,100
    Royalties .............................           52,000           98,800          152,000           328,100
                                                 -----------       ----------      -----------       -----------
       Total revenue ......................          720,300        1,507,100        2,496,900         2,627,200

Cost of revenue ...........................           83,400          226,500          316,500           504,900
                                                 -----------       ----------      -----------       -----------
       Gross profit .......................          636,900        1,280,600        2,180,400         2,122,300
                                                 -----------       ----------      -----------       -----------

Operating expenses:
    Research and development ..............          519,700          495,500        1,517,400         1,153,300
    Sales and marketing ...................          467,800          512,800        1,572,600         1,358,700
    General and administrative ............          154,500          253,200          593,400           701,700
    Gain on sale of Tandem product line ...               --               --               --          (515,500)
                                                 -----------       ----------      -----------       -----------
       Total operating expenses ...........        1,142,000        1,261,500        3,683,400         2,698,200
                                                 -----------       ----------      -----------       -----------

          Operating income (loss) .........         (505,100)          19,100       (1,503,000)         (575,900)

Other income, net .........................           25,700           50,700           93,600           102,200
                                                 -----------       ----------      -----------       -----------

          Income (loss) before income taxes         (479,400)          69,800       (1,409,400)         (473,700)

Income tax expense (benefit) ..............          (11,500)              --          (10,700)          (40,600)
                                                 -----------       ----------      -----------       -----------

          Net income (loss) ...............      $  (467,900)      $   69,800      $(1,398,700)      $  (433,100)
                                                 ===========       ==========      ===========       ===========

Basic earnings (loss) per share:
    Net income (loss) per share ...........      $    (0.12)       $    0.02       $     (0.35)      $     (0.13)
                                                 ===========       ==========      ===========       ===========
    Shares used in computing basic net
     income (loss) per share ..............        4,046,848        3,813,429        3,981,315         3,384,495
                                                 ===========       ==========      ===========       ===========

Diluted earnings (loss) per share:
    Net income (loss) per share ...........      $     (0.12)      $     0.02      $     (0.35)      $     (0.13)
                                                 ===========       ==========      ===========       ===========
    Shares used in computing diluted net
     income (loss) per share ..............        4,046,848        4,124,473        3,981,315         3,384,495
                                                 ===========       ==========      ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                      -----------------------------
                                                                                         1999              1998
                                                                                      -----------       -----------
Cash flows from operating activities:
    Net loss ...................................................................      $(1,398,700)      $  (433,100)
    Adjustments to reconcile net loss to net cash used for operating activities:
       Depreciation and amortization ...........................................          315,100           399,600
       Write-off of fixed assets ...............................................            2,500                --
       Gain on sale of Tandem product line .....................................               --          (515,500)
       Changes in operating assets and liabilities:
          Accounts receivable, net .............................................         (610,200)         (926,000)
          Refundable income taxes ..............................................               --           127,000
          Prepaid expenses and other assets ....................................           (2,400)          287,800
          Trade accounts payable ...............................................         (102,700)          (18,300)
          Accrued and other current liabilities ................................         (145,600)         (221,900)
          Deferred revenue .....................................................           35,600          (285,700)
                                                                                      -----------       -----------
              Net cash used for operating activities ...........................       (1,906,400)       (1,586,100)
                                                                                      -----------       -----------
Cash flows from investing activities:
    Purchases of short-term investments ........................................               --          (200,000)
    Sales of short-term investments ............................................        1,000,000           220,200
    Proceeds from sale of Tandem product line ..................................               --           515,500
    Purchases of property and equipment ........................................          (64,100)         (127,600)
                                                                                      -----------       -----------
              Net cash provided by investing activities ........................          935,900           408,100
                                                                                      -----------       -----------
Cash flows from financing activities:
    Proceeds from public offering of stock, net ................................               --         2,217,400
    Proceeds from issuance of stock ............................................          350,900           254,900
                                                                                      -----------       -----------
              Net cash provided by financing activities ........................          350,900         2,472,300
                                                                                      -----------       -----------

Net increase (decrease) in cash and cash equivalents ...........................         (619,600)        1,294,300
Cash and cash equivalents at beginning of period ...............................        1,900,000         1,406,100
                                                                                      -----------       -----------
Cash and cash equivalents at end of period .....................................      $ 1,280,400       $ 2,700,400
                                                                                      ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Enlighten Software Solutions, Inc. and Subsidiary ("Enlighten"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, Enlighten believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Enlighten's Annual Report on Form 10-KSB for the Year ended December 31, 1998.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the financial position and results as of and for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts in the condensed consolidated financial statements as of December 31, 1998 and for the three and nine months ended September 30, 1998, have been reclassified to conform with the 1999 presentation.

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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Cash and Cash Equivalents

Enlighten considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Enlighten has classified its investments in commercial paper and U.S. Treasury notes as "held-to-maturity." All such investments mature in less than one year and are stated at amortized cost, which approximates fair value. Interest income is recorded using an effective interest rate, with the associated discount or premium amortized to interest income.

Additionally, Enlighten has classified its investments in preferred stock of $267,700 as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity.

4.   Comprehensive Income (Loss)

"Comprehensive income (loss)" includes unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. A summary of comprehensive income (loss) follows:

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                                ------------------------       ---------------------------
                                                   1999           1998             1999            1998
                                                ---------       --------       -----------       ---------
Net income (loss) ........................      $(467,900)      $ 69,800       $(1,398,700)      $(433,100)
    Unrealized gain/(loss) on securities..         (7,600)        (1,000)          (17,900)         14,200
                                                ---------       --------       -----------       ---------
Comprehensive income (loss) ..............      $(475,500)      $ 68,800       $(1,416,600)      $(418,900)
                                                =========       ========       ===========       =========


5.   Earnings Per Share

Basic earnings (loss) per share is based on the weighted average effect of all common shares issued and outstanding, and is calculated by dividing net income
(loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding. Potentially dilutive common shares included in the dilution calculation consist of dilutive shares issuable upon the exercise of outstanding commons stock options computed using the treasury stock method. For the periods in which Enlighten had losses, potential common shares from common stock options are excluded from the computation of diluted net loss per share as their effects are antidilutive.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the weighted average common shares used to calculate basic earnings (loss) per share to the weighted average common and potentially dilutive common shares used to calculate diluted earnings (loss) per share:

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                                ------------------------       ---------------------------
                                                   1999           1998             1999            1998
                                                ---------       --------       -----------       ---------
Weighted average common shares used to
  calculate basic earnings
  (loss) per share.......................       4,046,848      3,813,429         3,981,315       3,384,495
    Stock options........................              --        311,044                --              --
                                                ---------      ---------       -----------       ---------
Weighted average common and
  potentially dilutive common shares
  used to calculated diluted earnings
  (loss) per share.......................       4,046,848      4,124,473         3,981,315       3,384,495
                                                =========      =========       ===========       =========


Stock options to purchase 204,250 and 279,095 shares of common stock for the three months ended September 30, 1999 and 1998 and 387,415 and 106,250 shares of common stock for the nine months ended September 30, 1999 and 1998, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

Had Enlighten recorded net income for the three and nine months ended September 30, 1999 and for the nine months ended September 30, 1998, dilutive weighted outstanding options would have been 376,123, 330,903 and 418,193 shares, respectively.

6.   Recent Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which was adopted January 1, 1999. The adoption of SOP 98-1 did not have a material effect on Enlighten's financial position, results of operations, or cash flows.

In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities" which was adopted January 1, 1999. SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were previously capitalized must be written off. The adoption of SOP No. 98-5 did not have a material impact on Enlighten's financial position, results of operations, or cash flows.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133." SFAS No. 133 requires Enlighten to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, Enlighten will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. Enlighten is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. Enlighten does not expect the adoption will be material to Enlighten's financial position or results of operations since Enlighten does not participate in such investments or activities.

In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. Enlighten will be required to implement SOP No.98-9 during the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the year ending December 31, 1999. Enlighten is evaluating the provisions of SOP No. 98-9 and has not yet determined what impact, if any, SOP No. 98-9 will have on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere herein. Except for the historical information contained herein, the following discussion in this report on Form 10-QSB contains forward looking statements based on current expectations that involve risks and uncertainties. Enlighten's actual results could differ materially from the results discussed herein. Factors that could cause actual results or performance to differ materially or contribute to such differences include, but are not limited to, those discussed under the headings "Variability of Quarterly Results," "Liquidity and Capital Resources," and "Business Risks" contained herein and in Enlighten's other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in Enlighten's 1998 Annual Report on Form 10-KSB.

OVERVIEW

     Enlighten Software Solutions, Inc. ("Enlighten") develops, markets, and supports event monitoring and workgroup administration software products. Enlighten's product solutions are designed for open systems distributed computing environments in the range of ten to 1,000 servers and clients. The Enlighten(R) Distributed Systems Manager(TM) ("EnlightenDSM(TM)") product allows companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse Unix, Linux, and Windows platform vendors such as Compaq Computers Corporation, Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Microsoft Corporation, The Santa Cruz Operation, Inc., Silicon Graphics, Inc. ("SGI"), Sun Microsystems, Inc., and TurboLinux, Inc. ("TurboLinux").

     Founded in 1986, Enlighten was a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries.

     On October 1, 1997, Enlighten sold its Tandem product line to New Dimension Software, Inc. ("NDS") in order to focus efforts on its Unix, Linux, and Windows product suites. In connection with this sale, Enlighten received approximately $2.5 million in cash and the rights to receive royalties on Tandem related products for a period of three years based upon NDS' licensing and support of the Tandem software products. The sale of the Tandem product line also included the transfer to NDS of approximately 12 employees associated with Enlighten's Tandem operation.

     Following the disposition of its Tandem product line, Enlighten shifted its sales strategy to one based primarily upon third-party distributors and original equipment manufacturer's ("OEM's") bundling and integration agreements. As a result, Enlighten restructured its sales department. Enlighten continues to build its sales, marketing, and customer support organizations with a focus on delivery of its products to OEM partners, resellers, system integrators, and select end-users. An essential element of Enlighten's sales and marketing strategy is the development of indirect distribution channels, such as OEMs, independent software vendors, and value added resellers, as well as other systems management and application software vendors whose products are complementary with those of Enlighten.

     In September 1999, Enlighten executed an agreement with TurboLinux, in which a version of Enlighten's EnlightenDSM product will be bundled with all Linux operating system products that TurboLinux ships and Enlighten will receive license revenue based upon TurboLinux's revenue related to such shipments.

VARIABILITY OF QUARTERLY RESULTS

     Enlighten has experienced significant quarterly fluctuations in operating results and expects that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including the timing of new product or product enhancement introductions by Enlighten or its competitors, purchasing patterns of its customers, size and timing of individual orders, the rate of customer acceptance of new products, and pricing and promotion strategies undertaken by Enlighten or its competitors. Future operating results may fluctuate as a result of these and other factors, including Enlighten's ability to continue to develop, acquire, and introduce new products on a timely basis. Additionally, Enlighten's operating results may be influenced by seasonality and overall trends in the global economy. Because Enlighten operates with a relatively small backlog, quarterly sales and operating results generally depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, Enlighten has recognized a substantial portion of its license revenues in the last month of the quarter, particularly the last week. Since Enlighten's staffing levels and other operating expenses are based upon anticipated revenues, delays in the receipt of orders can cause significant fluctuations in income from quarter to quarter.

RESULTS OF OPERATIONS

     TOTAL REVENUE

     Revenue for the third quarter of 1999 totaled $720,300, a 52% decrease as compared to the same quarter in 1998. Total revenue for the nine months ended September 30, 1999, decreased 5% to $2,496,900, as compared to the same period in 1998.

     Revenue from product license fees decreased 59% to $500,100 for the third quarter of 1999, and decreased 2% to $1,532,000 for the nine months ended September 30, 1999, as compared to the same periods of the prior year. The decrease was primarily attributable to a decrease in Unix licenses of Enlighten's EnlightenDSM for workgroups product bundled with the IRIX operating system shipped by SGI. Enlighten and SGI entered into an OEM bundling relationship in January 1998 and SGI began shipping Enlighten's product along with their Unix servers and workstations in July 1998. During the third quarters of 1999 and 1998, revenue from SGI was approximately 57% and 50% of total revenue, respectively. During the nine months ended September 30, 1999 and 1998, revenue from SGI was approximately 48% and 42% of total revenue, respectively.

     Product maintenance fees remained relatively flat in the third quarter of 1999 and in the nine months ended September 30, 1999, as compared to the same period of the prior year.

     Consulting services revenue remained relatively flat in the third quarter of 1999, as compared to the same period of the prior year. For the nine months ended September 30, 1999, consulting services revenue increased 35% to $328,600, as compared to the same period of the prior year. The increase in this period is due to non-recurring consulting work performed in the first quarter of 1999 related to Enlighten's new strategic relationship with IBM, signed in December 1998.

     Royalties for the third quarter of 1999 decreased 47% to $52,000, as compared to the same period of the prior year. Royalties for the nine months ended September 30, 1999 decreased 54% to $152,000, as compared to the same period of the prior year. Enlighten recognizes royalties from product license fees and product maintenance fees generated by the Tandem product line sold to NDS in October 1997. The royalty rate decreases year over year, for a three year period that commenced in October 1997.

     COST OF REVENUE

     Cost of revenue decreased by 63%, to $83,400 in the third quarter of 1999, and by 37%, to $316,500 in the first nine months of 1999 as compared to the same periods of 1998. The reduction in cost of revenue is caused primarily by the decrease in costs associated with royalties paid to third parties and a decrease in the amortization of software development costs.

     RESEARCH AND DEVELOPMENT

     Research and development expenses increased by 5%, to $519,700, in the third quarter of 1999, and by 32%, to $1,517,400, for the nine months ended September 30, 1999, when compared to the same periods of the prior year. The increase is related to increased personnel and recruiting costs. Several new development personnel were hired during the latter half of 1998 following the sale of the Tandem product line. New development personnel were required to increase the platform coverage for the EnlightenDSM product and provide enhancements required by Enlighten's strategic partners. Enlighten expects its research and development expenditures to increase in absolute dollars as it expands that operation to facilitate expected product demands associated with its third-party resellers.

     SALES AND MARKETING

     Sales and marketing expenses decreased by 9%, to $467,800, in the third quarter of 1999, and increased by 16%, to $1,572,600, for the nine months ended September 30, 1999, when compared to the same periods in 1998. During the first quarter of 1998, just following the sale of the Tandem product line, Enlighten restructured its sales and marketing department to reflect Enlighten's strategy of selling through third parties as opposed to selling directly. All sales and support personnel associated with the Tandem product line were transferred to NDS as part of the sale of that operation. Additionally, Enlighten closed all remote sales operations in the U.S. and the U.K. during the fourth quarter of 1997, significantly reducing sales and marketing costs through the first half of 1998. During the remainder of 1998, Enlighten increased its sales and marketing personnel, adding both executive and staff level sales and marketing employees, and opened up a sales and support office in Denver, Colorado to better support its new third-party relationships, which are reflected in the 1999 periods.

     Enlighten expects sales and marketing costs to increase in absolute dollars for the foreseeable future as it seeks additional business development and partnership opportunities and, to a lesser extent, expands its ability to sell and service its products through third-party resellers and its direct sales force.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased by 39%, to $154,500, in the third quarter of 1999, and by 15%, to $593,400, when compared to the same periods in 1998. The decrease is due to a decrease in administrative personnel and overhead and cost controls.

     GAIN ON SALE OF TANDEM PRODUCT LINE

     On October 1, 1997, Enlighten sold its Tandem product line to NDS. Enlighten received approximately $2.5 million in cash and the rights to receive royalties on Tandem related products for a period of three years. In the fourth quarter of 1997, Enlighten recognized a gain on the sale of the operating assets of the Tandem product line of approximately $2.2 million. In the first quarter of 1998, Enlighten received the balance of the cash related to the sale of the assets and recognized the balance of the gain from this transaction, or $515,500.

     OTHER INCOME, NET

     Other income, net decreased by 49%, to $25,700, in the third quarter of 1999, as compared to the same period of 1998, as a result of a decrease in interest income due to lower average balances of short-term investments. Other income, net decreased by 9%, to $93,600, for the nine months ended September 30, 1999, as compared to the same period of 1998, as a result of a decrease in net interest income as a result of lower average cash balances.

     INCOME TAX EXPENSE (BENEFIT)

     In the third quarter of 1999, Enlighten recognized a tax benefit of $11,500 as a result of receiving tax refunds on net operating loss carrybacks in excess of taxes receivable provided for by Enlighten. In the first quarter of 1998, Enlighten recognized a tax benefit of $40,600 as a result of receiving tax refunds on net operating loss carrybacks in excess of taxes receivable provided for by Enlighten.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, Enlighten's cash, cash equivalents, and short-term investments were $1,548,100, representing 42% of total assets. Enlighten's working capital as of September 30, 1999, was $2,423,800. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Enlighten's short-term investments are primarily investment grade commercial paper and are considered highly liquid. Enlighten had no debt as of September 30, 1999, other than normal trade payables and accrued liabilities. Shareholders' equity as of September 30, 1999, was $3,158,800.

     During the nine months ended September 30, 1999, cash used in Enlighten's operating activities increased $320,100 to $1,906,400, compared to the same period of the prior year. The change was principally caused by increases in net losses, partially offset by changes in the balances of operating assets and liabilities.

     Enlighten's investing activities have consisted primarily of short-term investments, the sale of Enlighten's Tandem operation, and additions to capital equipment. Investing activities provided cash of $935,900 for the nine months ended September 30, 1999, compared with providing cash of $408,100 in the same period in 1998. The increase is due to the sale of short-term investments in the third quarter of 1999 partially offset by the sale of the Tandem operation in the first quarter of 1998.

     Financing activities provided cash of $350,900 in the first nine months of 1999, compared with cash provided of $2,472,300 in the same period of the prior year. The decrease in cash provided from financing activities resulted from Enlighten's public offering of 700,000 shares of common stock in May 1998.

     Enlighten will require substantial cash flow to continue operations on a satisfactory basis and complete its research and development and its sales and marketing programs. Enlighten anticipates that working capital will provide sufficient liquidity to fund these requirements for the next twelve months. However, Enlighten's continued ability to fund operations and meet its other obligations depends on its future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond Enlighten's control. If Enlighten is unable to generate sufficient cash flow from operations, it may be required to obtain additional financing. There can be no assurance that Enlighten would be able to obtain such financing, or that any financing would result in a level of net proceeds required.

BUSINESS RISKS

     In addition to the other information in this Report on Form 10-QSB and other documents we file from time to time with the Securities and Exchange Commission, the following risk factors should be considered carefully in evaluating Enlighten and our business:

Our future revenues are unpredictable, our operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of investors or analysts, our stock price could decline significantly

     We have experienced significant quarterly fluctuations in operating results and expect that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including the timing of new product or product enhancement introductions by us or our competitors, the development and introduction of new operating systems that require additional development efforts, purchasing patterns of our customers, size and timing of individual orders, the rate of customer acceptance of new products, and pricing and promotion strategies undertaken by us or our competitors. Future operating results may fluctuate as a result of these and other factors, including our ability to continue to develop, acquire, and introduce new products on a timely basis, the timing and level of sales by our OEM or other third-party licensees of computer systems or software incorporating our products, technological changes in computer systems and environments, quality control of the products sold, our success in shifting its primary sales strategy from direct to indirect channels, and general economic conditions. Additionally, our operating results may be influenced by seasonality and overall trends in the global economy. Because we operate with a relatively small backlog, quarterly sales and operating results generally depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have recognized a substantial portion of our license revenues in the last month of the quarter, particularly the last week. Since our staffing levels and other operating expenses are based upon anticipated revenues, delays in the receipt of orders can cause significant fluctuations in income from quarter to quarter.

We may not be successful in the open systems market

     We have derived a substantial portion of our revenue to date from our Tandem-based products. However, we sold all rights to our Tandem technology in October 1997. The future success of our business is substantially dependent on our ability to generate significant revenue from our Unix, Linux, and Windows product offering. In January 1998, Enlighten signed an OEM bundling agreement with Silicon Graphics under which Silicon Graphics will bundle a limited version of Enlighten's product on each Unix system shipped. In August 1998, we signed a distribution agreement with two of General Electric's IT Distribution Group businesses, Access Graphics and Integration Alliance. In December 1998, we signed a distribution agreement with IBM under which IBM will integrate and ship EnlightenDSM with each IBM Suites for Solaris and AIX shipped by IBM. In February 1999, we announced a partnership with Sun Microsystems in which we will produce a seamless integration between EnlightenDSM and Sun's SyMON systems management product. In September 1999, we signed a software license and distribution agreement with TurboLinux in which TurboLinux will bundle and ship EnlightenDSM with each Linux operating system product that TurboLinux ships. While significant, these are the first such agreements entered into by us. Additionally, the open systems market is characterized by rapid technological growth and intense competition. We may not have the financial or personnel resources to effectively capitalize on, and continue with, our early and limited success in this market.

We are dependent on resellers and if we are not successful in expanding distribution channels, our ability to maintain or increase our revenues will be harmed

     In 1997, we began to shift a majority of our sales and marketing resources toward third-party resellers in the United States and internationally. Our growth will be dependent on our ability to continue to expand our third-party distribution channel to market, sell, and support our software products. We are currently investing, and intend to continue to invest, significant resources to develop this channel, which could materially adversely affect our operating margins. We have only limited experience in marketing our products through distributors. Additionally, we will have no control over our third-party distributors, their shipping dates, or volumes of systems shipped by our OEM and other third-party customers. There can be no assurance that we will be successful in our efforts to generate significant revenue from this channel, nor can there be any assurance that we will be successful in recruiting new organizations to represent us and our products.

     Additionally, now that we have shifted our sales efforts from direct to indirect channels, we have become more dependent on our third-party distributors for the technical support and consultation to end users. We will need to increase our training and education efforts related to our third-party distributors to enable such third parties to obtain the technical proficiency and knowledge with respect to our products. Despite these efforts, we may not be able to successfully train our third party distributors to enable them to provide adequate technical support to the customer base. This may result in, among other things, increased workload on our internal support and engineering staff, or poor customer acceptance of the products, or both, either of which would significantly harm our business.

     In January 1998, we signed an OEM bundling agreement with Silicon Graphics under which Silicon Graphics will bundle a limited version of our product on each Unix system shipped. In August 1998, we signed a distribution agreement with two of General Electric's IT Distribution Group businesses, Access Graphics and Integration Alliance. In December 1998, we signed a distribution agreement with IBM in which IBM will integrate and ship EnlightenDSM with each IBM Suites for Solaris and AIX shipped by IBM. In February 1999, we announced a partnership with Sun Microsystems in which we will produce a seamless integration between EnlightenDSM and Sun's SyMON systems management product. In September 1999, we signed a software license and distribution agreement with TurboLinux in which TurboLinux will bundle and ship EnlightenDSM with each Linux operating system product that TurboLinux ships. While significant, these are the first such agreements entered into by us. While we believe that these arrangements will be beneficial, there can be no assurance that we will be able to deliver our products to these companies in a timely manner or that these companies will license our products in volumes anticipated by us. Further, these agreements are our only significant third-party distribution agreements to date. While our strategy is to obtain additional resellers to reduce the dependence on these vendors, we may not be able to successfully attract additional vendors to distribute our products. Any such failure would result in our having expended significant resources with little or no return on its investment, which would significantly harm our business.

     These additional investments and responsibilities will require us to expend substantial resources, and may require us to divert employees from other projects to provide the support services and development efforts required to provide products and services to these third party vendors and other new third parties, if any.

Our market is subject to intense competition and continued competition in our market may lead to a reduction in our prices, revenues, and market share

     We experience intense competition from other systems management companies, and the market is rapidly changing. We believe that our ability to compete successfully depends on a number of factors, including the performance, price, and functionality of its products relative to those of its competitors. Most of our competitors are larger and have greater financial, technical, marketing, support, and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements than us. In addition, the software industry is characterized by low barriers to entry. There can be no assurance that our current competitors or any new market entrants will not develop systems management products that offer significant performance, price, or other advantages over our technology. In addition, operating system vendors could introduce new or upgrade existing operating systems or environments that include systems management functionality offered by us, which could render our products obsolete and unmarketable. We may not be able to successfully compete against current or future competitors which could significantly harm our business.

100% of our license revenue is derived from a single product and if that product fails to achieve and maintain market acceptance, our business would be significantly harmed

     We expect that a substantial majority of our revenue in future periods will be derived from our Unix, Linux, and Windows product, EnlightenDSM. This product has accounted for 100% of our license revenue since October 1, 1997. We expect that the EnlightenDSM product and its extensions and derivatives will continue to account for a substantial majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of EnlightenDSM is, therefore, critical to our future success. Failure to achieve broad market acceptance of EnlightenDSM, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful development, introduction, and market acceptance of EnlightenDSM and its product enhancements. There can be no assurance that we will be successful in marketing EnlightenDSM or any new products, applications, or product enhancements, and any failure to do so would significantly harm our business.

The market for our products is characterized by rapid technological change and we may not be able to develop or market new products to respond to such change

     The market for our products is characterized by rapid technological developments, evolving industry standards, and rapid changes in customer requirements. The introduction of products embodying new technologies, including new operating systems, applications, hardware products, systems management frameworks, and network management platforms, the emergence of new industry standards, or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to continue to enhance existing products, respond to changing customer requirements, and rapidly develop and introduce new products that keep pace with technological developments and emerging industry standards.

     Additionally, other operating systems, such as Windows NT, may significantly affect deployment of Unix and Linux systems for business critical applications. A significant portion of our revenue will continue to be derived from Unix-based computer systems for the foreseeable future. While we have ported our products to the Windows NT platform, the product requires customers to control systems management for their heterogeneous environment from Unix and Linux-based systems. A significant decline in sales of Unix and

Linux-based systems would decrease the demand for our products and would significantly harm our business. Finally, we may not be successful in developing and marketing, on a timely basis, product enhancements or new products that respond to technological change or evolving industry standards, we may experience difficulties that could delay or prevent the successful development, introduction, and sale of these products, and any such new products or product enhancements may not adequately meet the requirements of the marketplace and achieve market acceptance.

If the open systems management market fails to grow, our business would be significantly harmed

     For the foreseeable future, all of our business will be in the open systems (Unix, Linux, and Windows NT) management market, which is still an emerging market. Our future financial performance will depend in large part on continued growth in the number of companies adopting systems management solutions for their client/server computing environments. The market for systems management solutions may not continue to grow. If the systems management market fails to grow or grows more slowly than we currently anticipate, or in the event of a decline in unit price or demand for our products, as a result of competition, technological change, or other factors, our business would be significantly harmed. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns, and layoffs. Our operations may in the future experience substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. Such factors may significantly harm our business.

If we or our suppliers, manufacturers, customers or service providers fail to be Year 2000 compliant, our business could be severely harmed

     We are aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     We have conducted Year 2000 compliance reviews for current versions of our products. The reviews include assessment, implementation, and validation testing. We believe that all of our existing products are Year 2000 compliant and new products will be designed to be Year 2000 compliant. Contingency plans for the handling of reasonably likely worst case scenarios have been developed and include procedures identifying and prioritizing how we will handle such reasonably likely worst case scenarios. Although we believe our products will be Year 2000 compliant, our products may not contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. Any failure of our products to perform, including system malfunctions due to the onset of the calendar year 2000, could result in claims against us, which could significantly harm our business.

     To the extent information is publicly available, we have assessed the Year 2000 compliance status of third-party suppliers and customers. If our current or future customers fail to achieve Year 2000 compliance, or if such customers divert technology expenditures to address Year 2000 compliance problems, our business could be significantly harmed.

     We believe the software and hardware we use internally comply with Year 2000 requirements or will comply during 1999. During 1998, we replaced or upgraded much of our internal use hardware and software. Through the third quarter of 1999, we incurred approximately $10,000 in our Year 2000 remediation efforts. We expect additional remediation costs of approximately $15,000 in 1999, which includes expenditures for hardware and software upgrades. In addition, we are not aware of any material operational issues or costs associated with preparing our internal use software and hardware for the Year 2000. However, serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in our internal systems may occur. The occurrence of any of the foregoing could seriously harm our business, operating results, or financial condition.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                         FORM 10-QSB, SEPTEMBER 30, 1999

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held May 20, 1999, the shareholders of Enlighten approved the following matters:

     1. A proposal to elect five (5) directors of Enlighten to hold office until the 2000 Annual Meeting of Shareholders and until their successors are elected and qualified.

     Nominee                                     In Favor           Withheld
     -------                                     ---------          --------
     Michael Seashols ................           3,418,646           76,000
     Peter J. McDonald ...............           3,453,061           41,585
     Bruce Cleveland .................           3,418,646           76,000
     Michael A. Morgan ...............           3,417,646           77,000
     Peter J. Sprague ................           3,418,646           76,000


     2. A proposal to increase in aggregate the maximum number of shares of Enlighten's Common Stock issuable under the its 1992 Stock Option Plan by 500,000 shares, from 1,500,000 shares to 2,000,000 shares was approved by a vote of 1,302,619 for, 210,962 opposed, and 10,185 withheld.

     3. A proposal for the ratification of the selection of KPMG LLP as Enlighten's independent public accountants for the year ending December 31, 1999 was approved by a vote of 3,482,534 for, 11,000 opposed, and 1,112 withheld.


ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following exhibits are filed herewith:

     EXHIBIT
      NUMBER                                            DESCRIPTION
     -------                                            -----------
       10.33        Agreement dated as of September 28, 1999, by and between
                    Enlighten  Software Solutions, Inc. and TurboLinux, Inc.
                    *** Confidential treatment requested.

       27.01        Financial Data Schedule

     (b)  Reports on Form 8-K

          During the quarter ended September 30, 1999, Enlighten did not file any reports on Form 8-K.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         FORM 10-QSB, SEPTEMBER 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Enlighten Software Solutions, Inc.


DATE: November 12, 1999                SIGNATURE: /s/ David D. Parker
      -----------------                           -----------------------------
                                                  David D. Parker
                                                  Chief Executive Officer


DATE: November 12, 1999                SIGNATURE: /s/ Stephen E. Giusti
      -----------------                           -----------------------------
                                                  Stephen E. Giusti
                                                  Acting Chief Financial Officer
                                                  and Controller

                                 EXHIBIT INDEX


     EXHIBIT
      NUMBER                                            DESCRIPTION
     -------                                            -----------
       10.33        Agreement dated as of September 28, 1999, by and between
                    Enlighten  Software Solutions, Inc. and TurboLinux, Inc.
                    *** Confidential treatment requested.

       27.01        Financial Data Schedule