Form 10KSB
period 1999-12-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 2000-03-27
CIK 919175

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-23446

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  CALIFORNIA                                     94-3008888
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

            999 BAKER WAY, FIFTH FLOOR, SAN MATEO, CALIFORNIA 94404 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (650) 578-0700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS
                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the fiscal year ended December 31, 1999 were $3,244,400.

     The approximate aggregate market value of the registrant's Common Stock held by non-affiliates on February 28, 2000 was $29,504,551. This amount excludes shares held by directors, executive officers and holders of 5% or more of the outstanding Common Stock since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of common shares outstanding as of February 28, 2000 was 4,235,841.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement for the 2000 Annual Meeting are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS

     Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and similar expressions constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

     We provide software products that automate administrative tasks and monitor critical performance and operational characteristics for commercial servers and workstations. Our products provide a single console management view of customers' mixed technology environments consisting of Linux, Unix and Windows. Our products enable integrated, coordinated operations and management of networked and web based servers and workstations. Our products are designed for distributed computing environments in the range of ten to 1,000 servers and workstations. Our core product, the Enlighten(R) Distributed Systems Manager or EnlightenDSM(TM), allows companies to manage their mission critical servers and workstations by enabling information technology ("IT") staffs to standardize the management of diverse Linux, Unix and Windows systems and to monitor the on-going performance and availability of many different systems running together.

     Our software manages products from vendors such as Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation ("IBM"), Intel Corporation ("Intel"), Microsoft Corporation, The Santa Cruz Operation, Inc., Silicon Graphics, Inc., Sun Microsystems, Inc. ("Sun"), Red Hat, Inc. ("Red Hat"), TurboLinux, Inc. ("TurboLinux"), Caldera Systems, Inc. and SuSE, Inc. Our award winning EnlightenDSM product suite is a fully integrated, cross-platform software solution.

     The key elements of our strategy include enabling the integration of Linux into the corporate environment, focusing on the mid-sized organization and departments of larger companies, adding timely effective manageability to web based application environments and distributing our products through third-party relationships such as software vendors, hardware vendors, Linux distributors, systems management service providers, and Linux appliance manufacturers.

     Enlighten Software Solutions, Inc. was incorporated in California in June 1986 as LAB, Inc. In June 1986, LAB, Inc. changed its name to Software Professionals, Inc. In May 1996, Software Professionals changed its name to Enlighten Software Solutions, Inc. Unless the context otherwise requires, any reference to "Enlighten," "we," "our" and "us" in this Annual Report on Form 10-KSB refers to Enlighten Software Solutions, Inc., a California corporation, and its subsidiaries and predecessors. Enlighten's principal executive offices are located at 999 Baker Way, Fifth Floor, San Mateo, California 94404. Enlighten's telephone number is (650) 578-0700 and its facsimile number is (650) 578-0118.

RECENT DEVELOPMENTS FOR ENLIGHTEN

     In 1999, we continued adding OEM partners and introduced versions of our EnlightenDSM product for certain distributions of the Linux open source operating system. Linux is a free, open source alternative to proprietary Unix operating systems. The Linux operating system is bundled with complimentary products, packaged, sold and supported by many different companies. These products are commonly known as Linux distributions. During 1999, we released version 3.4 of our product which operates on the Linux operating systems distributed by Red Hat, Inc. and TurboLinux, Inc., entered into an agreement with Intel to incorporate the Linux version of our technology into Intel's LANDesk(R) product for its System Management Division, entered into an agreement with IBM for IBM to integrate the EnlightenDSM product into IBM Suites for Solaris and AIX and entered into an agreement with Sun to produce a seamless integration between a unique product made up of certain administrative portions of the EnlightenDSM product and Sun's Management Center products, (formerly Sun Enterprise SyMON). With version 3.4, EnlightenDSM allowed event monitoring and system management across each of the major Unix operating systems, Windows NT/98/95 and the rapidly expanding Linux operating system.

  Key Management Changes

     Mr. Bill Bradley was promoted to Chief Executive Officer in December 1999 after joining Enlighten in August, 1998 as Vice President of Business Development and in September 1999 becoming President and Chief Operating Officer. Mr. Bradley possesses over twenty years of sales, marketing and management experience. His emphasis has been high-technology, particularly in the area of new business development. From October 1997 through August 1998, Mr. Bradley served as a consultant to Enlighten focusing on business development, strategic planning and marketing. Mr. Bradley served as President of Design Technology, Inc., a software design and consulting firm in Denver, Colorado, from July 1995 through October 1997. He started his career at IBM in the Data Processing Division and is a graduate of Colorado College. Mr. Bradley replaced David D. Parker as President and CEO, who held those positions since 1997. Mr. Parker, a Director of Enlighten, was named Co-Chairman of the Board of Directors. Additionally, Mr. Parker will continue to serve in various marketing roles with Enlighten.

     Mr. Stephen Giusti was promoted to Vice President, Finance and Administration and Chief Financial Officer in December 1999 after joining Enlighten in August 1999 as Controller. From January 1998 to August 1999, Mr. Giusti served as Accounting and Financial Reporting Supervisor at Cadence Design Systems, Inc. From January 1991 to December 1997, Mr. Giusti served various positions at the public accounting firm of Meredith, Cardozo, and Lanz, LLP, most recently as Manager. Mr. Giusti is a Certified Public Accountant in the State of California. Mr. Giusti replaced Michael A. Morgan as Vice President and CFO, who held those positions since 1991. Mr. Morgan remains a Director and Secretary of Enlighten.

  OEM Bundling Agreements

     In October 1999, we entered into an agreement with Intel Corporation to integrate the Linux version of the EnlightenDSM product into Intel's LANDesk(R) Server Manager product. The LANDesk(R) Server Manager can be fully integrated into Intel's LANDesk(R) Management Suite, the industry-leading system management tool for Microsoft and Novell networks. Under this agreement, we will receive a certain percent of the license revenues Intel records from the sale of each copy of LANDesk(R) Server Manager for Linux shipped by Intel or its resellers.

     In August 1999, we entered into an agreement with TurboLinux, Inc., in which TurboLinux will bundle a single user copy of the EnlightenDSM product with each copy of TurboLinux's workstation, server and TurboCluster Linux distributions. Under this agreement, we will receive a certain amount for each unit of EnlightenDSM shipped with revenue-generating versions of TurboLinux's Linux distribution, up to a certain percent of these revenues.

     In January 1999, we entered into an agreement with International Business Machines, Inc. ("IBM") to integrate the EnlightenDSM product into IBM Suites for Solaris and AIX. Under this agreement, we will receive a fixed percentage of the total IBM Suites for Solaris and IBM Suites for AIX revenues.

  Other OEM Developments

     In January 1999, we entered into an agreement with Sun Microsystems, Inc. to produce a product that will seamlessly integrate into the Sun Management Center (formerly Sun Enterprise SyMON). We will sell this product directly to Sun's Sun Management Center customers and will add certain administrative tools from the EnlightenDSM product to complement the existing event monitoring software that is the Sun Management Center product. Under this agreement, we will also work with Sun to cooperatively market our complementary administrative product to Sun Management Center customers.

INDUSTRY BACKGROUND

     The most dynamic changes in the industry continue to be in the market consisting of networked computer systems comprised of servers and workstations. These computer systems have traditionally been based upon Unix and NT operating systems. In the last year Linux has moved in to compete with the growth of these existing systems. At the same time many companies are increasingly using these servers and their associated workstations for more time sensitive or mission critical applications that are integral to the organization's day-to-day operations. This trend is being accelerated by the increased use of the Internet between businesses, between businesses and customers and within companies to automate and communicate more efficiently. In more and more cases today the Internet and the web-based applications that companies build to exploit it are the business itself. Taken together, customers face the addition of Linux to the already complex mix of many flavors of Unix and Windows and the increased need for immediate, flexible and easy to use computing solutions that provide business benefits quickly.

     The Linux Operating System and the accelerated adoption of this platform in customer IT departments are of high interest to Enlighten. Linux is an Open Source operating system meaning that it is both free to download from the Internet and open to modification and enhancement by users and other interested parties. Linux is interesting because, according to International Data Corporation, it has a growth rate twice that of traditional Unix and Windows systems yet it lacks the sophisticated tools and utilities for management and instrumentation that accompany traditional commercial products. Native Linux management tools typically address the management of a single Linux machine one at a time and do not address the management of Linux, Unix and Windows networks that need to function collectively. Commercial adoption of Linux is being promoted by companies such as Red Hat, SuSE, TurboLinux, VA Linux, Linuxcare, Silicon Graphics, IBM and others.

     The commercial providers of Linux fall into three primary categories. The first is Linux Distributors. These companies take the freely available Linux operating system and package it with enhancements that add commercial value and make it easier to install and use. The second is Linux Service Providers. These companies sell installation, customization, development and ongoing support services that relate to and depend on Linux. The third is Linux Solution Providers that combine the Linux operating system with other hardware or software components to provide a turnkey solution. As an alternative to traditional Unix operating systems, Linux systems have potential to provide robust, reliable and scalable commercial computing performance at a much lower price point.

     Working in the same environment, Unix and Linux comprise the open systems marketplace that offers several benefits to customers, such as common standards, allowing for combinations of hardware and software from a variety of vendors. Other benefits include lower price points than mainframes, cost effective networking and a large pool of experienced technical personnel. However, managing the operations of large client/server systems or massive rack mounted servers in an Internet Service Provider ("ISP") or Application Service Provider ("ASP") environment can be difficult and labor intensive. As corporate customers build mission critical applications and Internet based relationships on distributed Linux, Unix and NT systems, they are demanding sophisticated yet quick and easy to deploy management and administration tools. The diversity of systems and applications has increased significantly in recent years. The introduction and proliferation of the Linux operating system into existing Unix and NT environments, the increased scope of applications from core business transactional software to decision support, groupware and Internet/Intranet products, and the advancement of requirements of a centralized information technology, or IT, department to manage systems in remote physical locations has greatly expanded the systems management expertise required within IT organizations of these companies. Additionally, an inherent characteristic of open systems is a lack of complete integration of the various vendors' products. The development of standards such as Simple Network Management Protocol, or SNMP, the leading protocol for network management and the leading standard for information collection in multi-vendor computing environments, provide a standard framework for systems management products in open environments, but these standards must be integrated and managed. Many hardware manufacturers have been slow to provide effective multi-vendor solutions to manage their own, let alone their competitor's hardware, creating a market need for truly heterogeneous system administration solutions.

     While open systems have produced significant advantages, the management of distributed, heterogeneous open systems presents a major challenge. Add to that the increased demands to reduce time to deployment and time to market that are imposed by the Internet and web based applications and businesses face the prospect of managing increasingly complex networks of resources with less time and skill to make them productive and keep them available. The responsibility for managing these open systems has become the domain of technicians who typically use limited system utilities and historically prefer "home grown" routines and manual procedures.

     The market needs of open systems customers are currently being addressed either through manual procedures and routines of a company's internal IT organization, or by one of three types of solutions: (i) point products, or stand-alone products designed to address one particular function or requirement;
(ii) interfaced products, or a set of point products loosely coupled by a common interface but not truly integrated; and (iii) enterprise systems management frameworks, or large monolithic products designed to manage a customer's entire computing infrastructure from mainframe systems, to Unix/NT/Linux systems, to desktop PCs. Many products serving this market were developed by porting dated mainframe technology and architecture to the Unix environment. These solutions are typically expensive to acquire and implement due to the extensive efforts associated with installing and configuring these products to a customer's particular environment.

THE ENLIGHTEN SOFTWARE SOLUTION

     We offer a middle-tier framework for event monitoring and systems administration for Linux, Unix and Windows environments. Our products are suited for quick, effective implementation to provide a management infrastructure that matches today's needs for immediate, flexible solutions in the Internet business environment. Our mission is to provide the industry's most pervasive software solutions to help enterprises monitor, manage and administer distributed, heterogeneous computers simply and inexpensively. We intend to be a market leader for easy to use, out-of-the-box, broad-based functionality for event monitoring and systems administration across major open systems platforms. While numerous standards are being introduced and companies are vying to position themselves in the open systems management market, we are positioning our EnlightenDSM product suite as the one product that is vital and affordable to open systems managers in mixed Linux, Unix and Windows environments.

     Our systems management solution differentiates itself from other companies' systems management approaches. We believe that systems managers demand management tools that are simple to use, easy to install, scalable and customizable, intuitive to learn and reasonably priced. The EnlightenDSM product suite is targeted to the broadest segment of the open systems market: customers with ten to 1,000 servers and workstations from a variety of the most popular vendors. We believe the product's key strengths that address the needs of this market niche are:

     - Ease of Use: EnlightenDSM is designed to be easily installed and configured. The product is installed and managed from a graphical window. Graphical templates drive the deployment and initial configuration of the product and provide the interface for ongoing monitoring and management once installed. EnlightenDSM adapts its management to the native protocols and storage schemes of each supported platform. This easy to use interface standardizes complex, proprietary rules and procedures between various server vendors.

     - Time to Deployment and ROI: EnlightenDSM installs and begins operating in hours and can be fully configured with customized event alarms and thresholds and integration with other third-party products in weeks. Return On Investment associated with deployment of systems management begins very early, giving customers immediate benefit. Customers benefit from greater productivity of their professional IT staff because of single-console, graphical management of the entire networked environment. Customers also achieve higher availability of all managed servers and workstations because EnlightenDSM monitors critical operating parameters and will alert operators or take automatic corrective action when necessary.

     - Broad Functionality: EnlightenDSM addresses a broad range of system monitoring and administration needs, alleviating the customer from the need to make a series of investments in "point" product solutions. EnlightenDSM provides a common interface for an integrated product that addresses (i) user account configuration, (ii) printer resource management, (iii) network services configuration and management, (iv) security auditing, (v) disk and file management, (vi) archive management,
       (vi) systems management and (vii) event generation and monitoring.

     - Price Performance: We believe our product is generally priced below comparable point products in the market, as well as enterprise framework products.

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

     EnlightenDSM is scalable to large networks and supports the day-to-day operational requirements of networked systems, such as adding users and nodes, reconfiguring system processes, managing disk storage and managing Internet/Intranet users. We believe our product suite is affordably priced, scalable to match customer needs, designed to install quickly for most configurations, and will integrate with other system console and network administration products, such as those offered by Tivoli, CA Unicenter, Remedy and many others.

STRATEGY

     The following discussion regarding our response to the systems management market and our product and marketing strategy contains forward-looking statements and actual results may vary substantially depending upon a variety of factors, including, but not limited to, the development of emerging markets for systems management and administration software, competition, technological change, changing customer needs, evolving industry standards, any product development delays and our ability to manage future growth and new distribution channels, if any. These and other factors are more fully discussed under the caption "Factors That May Affect Future Results" on page 18.

     Our objective is to become a market leader in integrated open systems event monitoring and systems administration. To achieve this objective, we have adopted a business strategy incorporating the following elements:

  The integration of Linux into the corporate environment

     The management tools and utilities available for the Linux operating system are designed for single machine management only and are typically shareware or freeware that address only one aspect of systems management. In addition, native Linux management tools address Linux platforms only and thus are not beneficial to the existing Unix and Windows environments found at our typical customers. Because our EnlightenDSM product is cross-platform and addresses a broad range of system management and administration needs, IT managers can easily integrate Linux servers and workstations into their corporate environment and use the same tool for a single-console view of the Linux, Unix and Windows systems in their enterprise. These tools enable users to manage resources in a scalable way and enable the further commercialization of Linux in the business environment.

  Focus on the "under-served" market

     We believe that most of the products in the enterprise systems management market are currently focused toward Fortune 500 companies that possess the resources necessary to implement a monolithic enterprise-wide systems management solution. Mid-sized companies, and smaller sites or departments of larger companies cannot effectively and efficiently implement these solutions. Additionally, these customers require less intrusive, more cost-effective means to manage their Linux, Unix and Windows systems. We believe there are very few products to assist these organizations in managing and monitoring their open systems networks. Our focus for our Linux, Unix and Windows products is this under-served market, defined as sites with ten to 1,000 Linux, Unix or Windows workstations or servers without a large mainframe presence. We feel our low-cost, easy-to-use, non-intrusive workgroup administration and systems monitoring solution is the most effective tool for these companies.

  Penetrate the market primarily through third-party relationships

     Our sales and marketing focus is primarily through indirect sales and partner relationships. We have entered into OEM bundling or technology agreements with Silicon Graphics, IBM, Sun, TurboLinux and Intel. Our product architecture and the design, price point and ease of use of the EnlightenDSM product allow it to be effectively bundled with a hardware manufacturer's operating system, integrated into a software vendor's offering, or bundled with a Linux distribution. These relationships are allowing us to penetrate different markets by proliferating our product and technology on thousands of systems. We intend to continue to pursue additional partnering relationships and intend to focus our sales and marketing efforts on the following:

     - Systems Management and Other Software Application Vendors: We believe our product suite is complementary with several software vendors' applications. EnlightenDSM's architecture is designed to allow integration with other third-party software products with minimal engineering requirements. We intend to pursue relationships with software companies providing systems management, web monitoring and management, clustering, help desk software and other "customer care" applications with which our product could be integrated and sold as a combined solution.

     - Linux Distributors: Linux distributors can use the same management tools and appreciate the value that EnlightenDSM offers. All of the distributors of Linux share the same base operating system with its need for enhanced management and integration to the existing Unix and Windows environment.

     - Systems Management Service Providers: We believe that our product suite can be effectively used by third party Linux and Unix systems management consulting and outsourcing service providers to remotely monitor and administer their customers IT infrastructure without those customers having to use their valuable resources on critical corrective issues or mundane administrative functions. We intend to pursue relationships with service providers where our product can be used to increase the quality and efficiency in managing heterogeneous open systems environments.

     - Linux Hardware and Appliance Manufacturers: We believe that Linux hardware and appliance manufacturers lack effective systems management solutions. A Linux appliance is a hardware device bundled with the Linux operating system and dedicated to a specific purpose. As the competition for this hardware increases and price points drop, we feel these manufacturers will need to add value through the ability to offer solutions to customers that provide lower cost of ownership through ease of use, administration and networked integration for their systems.

     - Selected End-Users: Our primary focus is to market and distribute our product through indirect channels. However, we maintain a small direct sales force focused on select opportunities where we can provide value through stronger, more dedicated customer relationships.

PRODUCTS

     We offer software products designed to automate the management and administration of computer systems. Set forth below is a summary of our principal product offerings.

     In the fast-paced Linux/Unix/Windows environment, millions of new computers are being deployed annually. All system administrators must learn to manage networks in which users are added on a regular and continuous basis. The tools these system administrators need to effectively perform their jobs should be simple, easy to implement and intuitive; not complex, rules-based systems management software. Our customers routinely use our products to add and manage users in mixed environments from a single, template driven interface to all machines at the same time.

     In December 1994, we acquired core technology for Unix systems administration products and released two complementary Unix products in the second quarter of 1995. The features of these two products were combined in EnlightenDSM version 2.0, which was released in May 1996. This product was further updated to version 3.2 in 1999 and, in October 1999, we released version
3.4 of EnlightenDSM for Linux distributed by TurboLinux and Red Hat.

     EnlightenDSM is a standards-based, multi-function management system covering the following disciplines: user administration, file system management, Internet/Intranet management, printer management, security checking, archiving, subsystem monitoring, event generation/tracking and other system functions. EnlightenDSM runs on a variety of open systems computer platforms, including Red Hat Linux, TurboLinux Linux, HP/UX, SUN/Solaris, IBM/AIX, Intel and AMD X86 families, Silicon Graphics/IRIX, Compaq True64 and Microsoft Windows 2000/NT/98/95. Cross-platform functionality enables the management of diverse and distributed systems from a centralized console.

     EnlightenDSM automatically collects and saves status, configuration, performance and capacity information and makes it available for monitoring by most commercial SNMP managers. The product monitors system resources including peripheral devices, processes, resources and services. Thresholds can be set to generate alarms that warn users of an error or problem about to occur. For example, in some cases our customers use the product to monitor the status of business critical Oracle database servers. The EnlightenDSM product can be programmed to automatically take corrective action and/or provide immediate notification to operators before critical events escalate to cause significant problems. EnlightenDSM monitors and reports changes in system inventory and can track the addition or removal of memory, disk drives, tape drives and other devices, thereby reducing costly downtime and improving system performance.

SALES AND DISTRIBUTION

     Our revenues are derived from three sources: product license fees, product maintenance fees and consulting services.

  Product license fees

     During 1999, we marketed our products through a direct field sales force and third-party distributors. Our products were marketed throughout North America, Europe and parts of the Pacific Rim by our product sales organization located at our headquarters in San Mateo, California as well as through our regional field sales office in Denver, Colorado and through independent distributors. Additionally, in November 1999, we launched our Internet e-commerce site which allows customers to purchase and download certain EnlightenDSM products.

     Product license fees in 1999 consisted primarily of revenue from the granting of perpetual licenses and from the licensing of product upgrades necessary when customers upgrade their system hardware. Revenue from end-user licenses is payable in full at the commencement of the license period and is recognized after all of the following events have occurred: (i) a product evaluation has been shipped to the customer; (ii) the customer elects to purchase the software following an evaluation period; and (iii) the customer signs the related contract. Product license fees represented 55% and 64% of total revenue in 1999 and 1998, respectively.

     We continue to build our sales, marketing and customer support organizations with a focus on delivery of our products to OEM partners, resellers, system integrators and select end-users. An essential element of our sales and marketing strategy is indirect distribution channels, such as OEMs, ISVs and VARs, as well as other systems management and application software vendors whose products are complementary with ours.

     In January 1998, we established our first OEM relationship with Silicon Graphics to bundle a subset of features of the EnlightenDSM product with each server and workstation that SGI ships. Since that first agreement, we have entered into agreements with four additional OEM's. In December 1998, we entered into an agreement with Sun to produce a product that will seamlessly integrate into the Sun Management Center product (formerly Sun Enterprise SyMON). In January 1999, we agreed with IBM to integrate the EnlightenDSM product into IBM Suites for Solaris and AIX. In August 1999, we entered into an agreement with TurboLinux in which TurboLinux will bundle a single user copy of the EnlightenDSM product with each copy of TurboLinux's workstation, server and TurboCluster Linux distributions. In October 1999, we entered into an agreement with Intel to integrate a subset of the Linux version of the EnlightenDSM product into Intel's LANDesk(R) Server Manager product for Linux shipped by Intel or its resellers.

     We are currently investing, and intend to continue to invest, significant resources to develop the OEM, ISV and VAR channels. Our efforts to expand our third-party channels are intended to penetrate the market and achieve widespread commercial acceptance of our products as a workgroup administration standard. There can be no assurance that we will be successful in our efforts to increase the revenues represented by this channel. We will be dependent upon these third-party relationships for a significant portion of our revenue for the foreseeable future. There is no assurance that our third-party distributors will effectively distribute and exploit our products. The inability to recruit additional third parties to distribute, market and support our products could have a material adverse affect on our business, operating results and financial condition. A more detailed discussion of these and other risks associated with our business is set forth under the caption "Factors That May Affect Future Results" on page 18 of this report.

  Product maintenance fees

     All customers subscribing to our maintenance service agreements are entitled to receive (i) technical support and consultation, primarily over the telephone, and (ii) subsequent product enhancement and maintenance releases we periodically produce. Product maintenance support is provided directly to customers as well as through our authorized distributors. As part of the business model to market through indirect channels, we provide training and education for our third-party distributors to insure technical proficiency with our products and technology.

     Product maintenance fees consist of all maintenance revenue on new and existing installed software products. We generally charge end users, on an annual basis, for telephone support, product updates and product enhancements. OEM, partner and distributor maintenance is negotiated separately. Product maintenance revenue is recognized ratably over the maintenance contract period (typically one year). Product maintenance fees accounted for 20% and 17% of total revenue in 1999 and 1998, respectively.

  Consulting services

     Revenue from consulting services consists of fees charged for contract services, product training and other service activities. This division of our technical support organization provides fee-based consulting services to our customers throughout the United States. Consulting service revenue is recognized when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts. Consulting services represented 17% and 7% of total revenue in 1999 and 1998, respectively.

PRODUCT DEVELOPMENT

     The computer software industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, we believe that our future success depends on our ability to enhance current products that meet a wide range of customer needs and to develop new products rapidly to attract new customers and provide additional solutions to existing customers. In particular, we believe we must continue to respond quickly to users' needs for broad functionality and open systems support.

     We address the needs of current users through regularly scheduled maintenance and enhancement releases. At the same time, we seek to acquire and develop new products to meet the needs of a broader group of users.

     We provide an integrated workgroup administration and systems management product for open systems currently running on two different Linux distributions, six different Unix-based systems and Microsoft

Windows 2000/NT/98/95. The EnlightenDSM product consists of the following features: user administration, file system management, Internet/Intranet management, printer management, security checking, archiving, subsystem monitoring and event generation/tracking.

     Our strategy is to continue to enhance EnlightenDSM's functionality through new releases and new feature development to meet the continually advancing systems administration and management requirements of our customers, including:

     - increased scalability and performance;

     - increased integration with other systems management point solutions as well as other enterprise systems management frameworks;

     - increased levels of automation and ease of use to further reduce administrative costs and overhead;

     - increased range of supported platforms; and

     - continued customization for our current and new third-party distributors.

     There can be no assurance that we will be successful in developing and marketing new features or products that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of any new features or products, or that our new features or products will adequately meet the requirements of the marketplace and achieve market acceptance. Additionally, our product development staff will be under increased pressure as our products are deployed on a significantly greater number and variety of machines by virtue of the Silicon Graphics, IBM, TurboLinux and Intel bundling relationships (or other additional third-party relationships, if any). Due to the complexity of the product and the large number of network configurations in the market, it is extremely difficult to fully test EnlightenDSM in all possible environments and, although we employ a continual effort to assure a quality product, there is no assurance that errors will not be found in the released commercial product resulting in delays of new feature development. If we are unable, due to lack of resources or for technological or other reasons, to develop and introduce new features and products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected. See "Factors That May Affect Future Results" on page 18 of this report.

     As of December 31, 1999, we had twelve (12) professional and technical employees engaged in research and development. During the fiscal years ended December 31, 1999 and 1998, our research and development expenditures were $1,764,300 and $1,692,000, respectively.

COMPETITION

     The systems management market in which we compete is intensely competitive, highly fragmented and rapidly changing. In order to compete, we must enhance our current products, enhance the interoperability of our products with other products, management frameworks and operating systems through a truly open architecture, develop new products in a timely fashion and develop key strategic partnerships with other hardware and software vendors. Many of our competitors in the open systems markets are larger and have greater financial, technical, marketing and other resources than Enlighten. Because there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and increased difficulty in establishing market share, any of which could have a material adverse affect on our business, operating results and financial condition. See "Factors That May Affect Future Results" on page 18 of this report.

     Our principal competition in the market for open systems workgroup administration and system management products is from enterprise systems management vendors such as Tivoli, a wholly-owned subsidiary of IBM, and Computer Associates, as well as point products from BMC Software, Inc., Platinum Technologies, Inc., Veritas Software, Inc. and Legato Systems, Inc. We also face competition from internal development groups of prospective end-user customers and OEMs, including operating system vendors, many of which have substantial internal programming resources and are capable of developing specific operating system level products for their own needs. In addition, certain operating systems vendors have already incorporated systems management capabilities into their operating system, including HP, Sun, IBM and Microsoft, which reduces such vendors' need for our products. Additional hardware manufacturers may elect to offer similar competitive products in the future. Given our size and the advantages our competition enjoys with respect to size and resources, there can be no assurances we can effectively compete in this market.

PRODUCT PROTECTION

     We rely on a combination of copyright, trade secret and trademark laws and software security measures, along with employee and third-party nondisclosure agreements, to protect our intellectual property rights, products and technology. Our products are typically licensed on a "right to use" basis pursuant to perpetual licenses that restrict the use of the products to the customer's internal purposes. We distribute our software under license agreements that are signed by our end-users. Despite our precautions taken to protect our software, unauthorized parties may attempt to reverse engineer, copy, or obtain and use information we regard as proprietary. Policing unauthorized use of our products is difficult and software piracy is expected to be a persistent problem. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

     We have entered into source code escrow agreements with some of our customers that require the release of source code to the customer in the event there is a bankruptcy proceeding by or against us, we ceases to do business, or we are unable to fulfill our contractual obligations with respect to support. In the event of a release of the source code, the customer is required to maintain their confidentiality and, in general, to use the source code solely for the purpose of maintaining the software's usability. The provision of source code may increase the likelihood of misappropriation or other misuse of our intellectual property.

     We are not aware that our products, trademarks, or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, we receive notices from third parties asserting that we have infringed their patents or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. As the number of software products in the industry increases and the functionality of such products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business, operating results and financial condition. See "Factors That May Affect Future Results" on page 18 of this report.

EMPLOYEES

     As of December 31, 1999, we employed 26 people. Of these employees, 13 were engaged in product development, 9 in sales, marketing and customer support and 4 in finance and other administrative departments. We believe our future success depends in large part upon the continued service of our key technical and senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, as certain of these personnel have significant prior industry experience and are in great demand. There can be no assurance that we can retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are subject to any collective bargaining agreements. Each of our employees have executed an agreement not to disclose trade secrets or other confidential information. We believe our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTIES

     Enlighten leases approximately 17,000 square feet of office space in San Mateo, California under a lease which expires in March 2001 and leases a sales and support office in Denver, Colorado under a lease which expires in August 2000. Enlighten believes that its current facilities are adequate for its needs through 2000 and for the foreseeable future and should additional space be needed, it will be available to accommodate the expansion of Enlighten's operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     Enlighten is subject to certain legal actions that have arisen in the ordinary course of business. Management believes that the ultimate outcome of these actions will not have a material affect on Enlighten's consolidated financial statements or results of operations, although there can be no assurance as to the outcome of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Since October 23, 1998, Enlighten's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol "SFTW." Prior to such time, Enlighten's Common Stock was traded on the Nasdaq National Market. As of December 31, 1999, there were 36 record holders of the Company's Common Stock. As of the same date, 4,217,978 shares of Common Stock were outstanding and 10,000,000 shares of Common Stock were authorized.

     The following table sets forth, for the periods indicated, the high and low sale prices per share of Common Stock on the Nasdaq National Market or the Nasdaq SmallCap Market, as applicable:

                                                               HIGH      LOW
                                                              ------    -----
1998
Quarter Ended:
  March 31, 1998............................................  $ 5.25    $3.00
  June 30, 1998.............................................  $ 4.50    $2.75
  September 30, 1998........................................  $ 3.69    $2.13
  December 31, 1998.........................................  $ 3.81    $1.91
1999
Quarter Ended:
  March 31, 1999............................................  $ 4.13    $2.13
  June 30, 1999.............................................  $ 4.38    $2.56
  September 30, 1999........................................  $ 4.00    $2.81
  December 31, 1999.........................................  $12.75    $2.75

DIVIDEND POLICY

     Enlighten has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. Enlighten anticipates that it will retain earnings, if any, for future growth and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     You should read the following discussion and analysis in conjunction with our financial statements and the notes thereto included elsewhere herein. Except for historical information contained herein, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results could differ materially from those discussed herein. Factors that could cause actual results or performance to differ materially or contribute to such differences include, but are not limited to, those discussed below in "Factors That May Affect Future Results," "Disclosures about Market Risk," and "Liquidity and Capital Resources."

OVERVIEW

     Enlighten Software Solutions, Inc. or Enlighten(R) develops, markets, and supports event monitoring and workgroup administration software products. Our product solutions are designed for open systems distributed computing environments in the range of ten to 1,000 servers and clients. Our Enlighten Distributed Systems Manager ("EnlightenDSM(TM)") product allows companies to manage their information systems by enabling systems managers and administrators to control their systems from diverse Linux, Unix and Windows platform vendors such as Compaq Computers Corporation, Hewlett-Packard Company, International Business Machines Corporation ("IBM"), Intel Corporation ("Intel"), Microsoft Corporation, The Santa Cruz Operation, Inc., Silicon Graphics, Inc., Sun Microsystems, Inc. ("Sun"), Red Hat, Inc. ("Red Hat"), and TurboLinux, Inc ("TurboLinux"). Our award winning EnlightenDSM product suite is a fully integrated, cross-platform software solution providing a middle-tier framework that is a standards-based multi-function management system covering the breadth of workgroup administration and systems management disciplines. Our objective is to become a market leader in integrated open systems workgroup administration and systems management.

     Founded in 1986, we were a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries. In October 1997, we sold our Tandem product line to New Dimension Software, Inc. (since purchased by BMC Software, Inc.) in order to focus our efforts on our UNIX and Windows product suite. Following the disposition of our Tandem product line, we shifted our sales strategy to one based primarily upon third-party distributors and restructured our sales department as a result of this shift. We continue to build our sales, marketing, and customer support organizations with a focus on delivery of our products to original equipment manufacturer ("OEM") partners, resellers, system integrators, and select end-users. An essential element of our sales and marketing strategy is the development of indirect distribution channels, such as OEMs, independent software vendors ("ISVs"), and value added resellers ("VARs"), as well as other systems management and application software vendors whose products are complementary to our products.

VARIABILITY OF QUARTERLY RESULTS

     We have experienced significant quarterly fluctuations in our operating results and expect that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including the timing of new product or product enhancement introductions by us or our competitors, the development and introduction of new operating systems that require additional development efforts, purchasing patterns of our customers, size and timing of individual orders, the rate of customer acceptance of new products, and pricing and promotion strategies undertaken by us or our competitors. Future operating results may fluctuate as a result of these and other factors, including our ability to continue to develop, acquire, and introduce new products on a timely basis, the timing and level of sales by our OEMs or other third-party licensees of computer systems or software incorporating our products, technological changes in computer systems and environments, quality control of the products sold, our success in shifting our primary sales strategy from direct to indirect channels, and general economic conditions. Additionally, our operating results may be influenced by seasonality and overall trends in the global economy. Because we operate with a relatively small backlog, quarterly sales and operating results generally depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have recognized a substantial portion of our license revenues in the last month of the quarter. Since our staffing levels and other operating expenses are based upon anticipated revenues, delays in the receipt of orders can cause significant fluctuations in income from quarter to quarter.

HISTORICAL RESULTS OF OPERATIONS

     The following table sets forth the results of operations for Enlighten expressed as a percentage of total revenue. The historical results are not necessarily indicative of results to be expected for any future period.

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Revenue:
  Product license fees......................................   54.9%    64.3%
  Product maintenance fees..................................   19.8     17.5
  Consulting services.......................................   16.6      6.9
  Royalties.................................................    8.7     11.3
                                                              -----    -----
          Total revenue.....................................  100.0    100.0
Cost of revenue.............................................   13.5     17.8
                                                              -----    -----
          Gross profit......................................   86.5     82.2
                                                              -----    -----
Operating expenses:
  Research and development..................................   54.4     45.0
  Sales and marketing.......................................   68.1     52.1
  General and administrative................................   29.7     24.7
  Gain on sale of Tandem product line.......................     --    (13.6)
                                                              -----    -----
          Total operating expenses..........................  152.2    108.2
                                                              -----    -----
          Operating loss....................................  (65.7)   (26.0)
Other income, net...........................................    5.2      4.4
                                                              -----    -----
          Loss before income taxes..........................  (60.5)   (21.6)
Income tax benefit..........................................   (0.3)    (0.7)
                                                              -----    -----
          Net loss..........................................  (60.2)%  (20.9)%
                                                              =====    =====

  Net Revenue

     Net revenue decreased $514,000, or 14%, to $3,244,400 in 1999, as compared to 1998. This increase was primarily due to lower license revenues from the SGI OEM relationship.

     Revenue from product license fees decreased $635,500, or 26%, to $1,781,200 in 1999, as compared to 1998. The decrease was primarily attributable to the decrease in license fees from the SGI OEM relationship. License fees from SGI are derived from SGI's Unix server and workstation sales on a per unit shipped basis, of which, SGI had lower units shipped during 1999. License fees from SGI decreased in 1999 when compared to 1998. If these license fees continue to decline, our revenues and financial results may be harmed.

     Product maintenance fees decreased slightly by $14,300, or 2%, to $641,200, as compared to 1998. This decrease was primarily due to the timing of new maintenance contracts.

     Consulting services revenue increased by $279,500, or 107%, to $540,100 in 1999, as compared to 1998. This increase was primarily due to non-recurring consulting revenues related to Enlighten's strategic relationships with IBM and Intel.

     Royalties consist primarily of royalties from BMC Corporation ("BMC"), formerly New Dimensions Software, Inc., from product license fees and product maintenance fees generated by the Tandem product line sold to BMC in October 1997. Total royalties decreased by $143,700, or 34%, to $281,900 in 1999, as compared to 1998. This decrease was primarily due to a lower royalty rate used during 1999 than 1998. Enlighten is entitled to receive royalties from BMC through September 2000.

  Cost of Revenue

     Cost of revenue consists of royalties paid to third parties, amortization of software development and acquisition costs, product packaging and documentation, software media and the costs of employees and contractors providing consulting services. Cost of revenue decreased by $230,700, or 34%, in 1999, as compared to 1998. This decrease is due primarily to a decrease in royalties paid to third party software vendors and a decrease in packaging and documentation costs due to the distribution of documentation in electronic format and the distribution of software over the Internet.

  Research and Development

     Research and development expenses consist of personnel expenses and associated overhead and costs of short-term independent contractors required in connection with product development efforts, less amounts capitalized. Enlighten's investment in research and development, prior to the reduction for capitalization of software development costs, was $1,996,200 and $1,692,000 for 1999 and 1998, respectively, representing 62% and 45% of total revenue for 1999 and 1998, respectively. The increase of $304,200 in 1999, as compared to 1998, was primarily attributable to higher employee related costs due to increases in headcount and increases in costs related to acquisitions of development computer hardware and software. Enlighten capitalized approximately $231,900 of software development costs in 1999 which represented approximately 12% of total research and development expenditures incurred in that year. There were no software development costs capitalized in 1998. The amount of capitalized software development costs in any given period may vary depending on the exact nature of the development performed.

     Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Enlighten expects research and development expenses to continue to increase in absolute dollars as Enlighten continues to invest in the enhancement of existing products and the development of new products.

  Sales and Marketing

     Sales and marketing expenses include costs of sales and marketing personnel, advertising and promotion expenses, customer service and technical support, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $249,900, or 13%, to $2,208,700 in 1999, as compared to 1998. This increase was primarily due to increases in temporary services, recruiting expenses and advertising costs.

  General and Administrative

     General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as professional fees, legal expenses, and other administrative costs, increased by $35,400, or 4%, to $965,100 in 1999, as compared to 1998. The increase is primarily due to compensation costs on stock options granted to consultants to Enlighten, partially offset by decreases in employee related costs.

  Gain on sale of Tandem product line

     On October 1, 1997, Enlighten sold its Tandem product line to BMC. Enlighten recognized a gain on the sale of the operating assets of the Tandem product line of approximately $515,500 and $2,158,000 in 1998 and 1997, respectively. Enlighten received approximately $2.5 million in cash, of which $1.6 million was received in 1997, and the rights to receive royalties on Tandem related products for a period of three years. The sale of the Tandem product line also included the transfer to BMC of approximately 12 employees associated with Enlighten's Tandem operation.

  Other income, net

     Other income and expense includes interest income net of interest expense and gains and losses on foreign currency transactions. Interest income is primarily derived from short term interest-bearing securities and money market accounts. Other income, net remained relatively consistent at $169,900 in 1999, as compared to 1998.

  Income tax benefit

     Enlighten's tax benefit recognized in 1999 of $10,400 is primarily due to federal income tax refunds partially offset by minimum state tax expenses. In 1998, Enlighten recognized a tax benefit of $41,400 as a result of receiving Federal tax refunds on net operating loss carrybacks in excess of amounts previously provided for by Enlighten. The tax benefit was partially offset by a $15,200 tax expense incurred as a result of the U.K. operations. No tax benefit, other than those stated above, were recognized in these years due to the uncertainty related to Enlighten's ability to recognize a tax benefit for loss and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, our cash and cash equivalents and short term investments were $1,293,100, representing 36% of total assets as compared with $3,185,600, or 65%, of total assets, at December 31, 1998. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Our short term investments are primarily highly liquid investment grade commercial paper. Our working capital was $2,045,100 and $3,274,300 as of December 31, 1999 and 1998, respectively. We had no debt as of December 31, 1999 and 1998, other than normal trade payables and accrued liabilities.

     Our operating activities used cash of $2,075,500 in 1999, compared to cash used by operating activities of $1,334,200 in the prior year. The increase in cash used by operating activities was principally caused by increases in net losses and accounts receivable and a decrease in accrued and other liabilities, partially offset by an increase in trade accounts payable and depreciation and amortization expense.

     Our investing activities have consisted primarily of short-term investments, capitalization of software development costs, and additions to capital equipment. Investing activities provided cash of $668,800 in 1999, compared with using cash of $684,000 in 1998. The increase is primarily due to an increase in sales of short-term investments, partially offset by capitalized software development costs and equipment acquisitions.

     Financing activities provided cash of $552,300 in 1999, compared with cash provided of $2,512,100 in the prior year. The decrease is primarily due to cash provided by the 1998 public offering of common stock, partially offset by the proceeds from the exercise of employee stock options and the employee stock purchase plan.

     Our existing capital resources are adequate to maintain our current operations through December 2000. However, we will require substantial additional financing to implement our current plans to expand our operations and fund our long term product development. We have been actively seeking financing to expand our operations and recently signed a letter of intent with an investment banker for a private placement of an aggregate of up to $6,000,000 of our common stock. This financing is expected to close on or prior to May 31, 2000 but there can be no assurance that this financing will take place. If the planned financing fails to close and we are unable to obtain alternative financing as needed our long term product development and commercialization programs would be delayed or prevented and we may be required to curtail our operations.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "intends," "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Actual results could vary materially from those expressed in those statements. Readers are referred to "Products," "Sales and Distribution," "Product Development," "Competition," "Product Protection" and "Management's Discussion and Analysis or Plan of Operation" sections contained herein as well as the factors described below, which identify some of the important factors or events that could cause actual results or performance to differ materially from those contained in the forward looking statements.

OUR FUTURE REVENUES ARE UNPREDICTABLE, OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE FROM QUARTER TO QUARTER AND IF WE FAIL TO MEET THE EXPECTATIONS OF INVESTORS OR ANALYSTS, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY

     We have experienced significant quarterly fluctuations in operating results and expect that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including the timing of new product or product enhancement introductions by us or our competitors, the development and introduction of new operating systems that require additional development efforts, purchasing patterns of our customers, size and timing of individual orders, the rate of customer acceptance of new products and pricing and promotion strategies undertaken by us or our competitors. Future operating results may fluctuate as a result of these and other factors, including our ability to continue to develop, acquire and introduce new products on a timely basis, the timing and level of sales by our OEM or other third-party licensees of computer systems or software incorporating our products, technological changes in computer systems and environments, quality control of the products sold, our success in shifting our primary sales strategy from direct to indirect channels and general economic conditions. Additionally, our operating results may be influenced by seasonality and overall trends in the global economy. Because we operate with a relatively small backlog, quarterly sales and operating results generally depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have recognized a substantial portion of our license revenues in the last month of the quarter, particularly the last week. Since our staffing levels and other operating expenses are based upon anticipated revenues, delays in the receipt of orders can cause significant fluctuations in income from quarter to quarter.

WE MAY NOT BE SUCCESSFUL IN THE OPEN SYSTEMS MARKET

     Through 1997, we derived a substantial portion of our revenue from our Tandem-based products. However, we sold all rights to our Tandem technology in October 1997. The future success of our business is substantially dependent on our ability to generate significant revenue from our Linux, Unix and Windows product offering. In January 1998, we signed an OEM bundling agreement with Silicon Graphics under which Silicon Graphics bundles a limited version of our product on each Unix system shipped. In December 1998, we entered into an agreement with IBM to integrate the EnlightenDSM product into IBM Suites for Solaris and AIX. In January 1999, we entered into an agreement with Sun Microsystems to produce a product that will seamlessly integrate into the Sun Management Center product (formerly Sun's Enterprise SyMON). In September 1999, we signed a software license and distribution agreement with TurboLinux in which TurboLinux will bundle a single user copy of the EnlightenDSM product with its Linux operating system distributions. In October 1999, we signed a software license agreement with Intel in which we will integrate a subset of the Linux version of the EnlightenDSM product into Intel's LANDesk(R) Server Manager product. While significant, there can be no assurance that we will be successful in our efforts to generate significant revenue from these agreements. Additionally, the open systems market is characterized by rapid technological growth and intense competition. We may not have the financial or personnel resources to effectively capitalize on, and continue with, our early and limited success in this market.

WE ARE DEPENDENT ON RESELLERS AND IF WE ARE NOT SUCCESSFUL IN EXPANDING DISTRIBUTION CHANNELS, OUR ABILITY TO MAINTAIN OR INCREASE OUR REVENUES WILL BE HARMED

     In 1997, we began to shift a majority of our sales and marketing resources toward third-party resellers in the United States and internationally. Our growth will be dependent on our ability to continue to expand our third-party distribution channel to market, sell and support our software products. We are currently investing, and intend to continue to invest, significant resources to develop this channel, which could materially adversely affect our operating margins. We have only limited experience in marketing our products through distributors. Additionally, we will have no control over our third-party distributors, their shipping dates, or volumes of systems shipped by our OEM and other third-party customers. There can be no assurance that we will be successful in our efforts to generate significant revenue from this channel, nor can there be any assurance that we will be successful in recruiting new organizations to represent us and our products.

     Additionally, we have become more dependent on our third-party distributors for the technical support and consultation to end users. We will need to increase our training and education efforts related to our third-party distributors to enable such third parties to obtain the technical proficiency and knowledge with respect to our products. Despite these efforts, we may not be able to successfully train our third party distributors to enable them to provide adequate technical support to the customer base. This may result in, among other things, increased workload on our internal support and engineering staff, or poor customer acceptance of the products, or both, either of which would significantly harm our business.

     In January 1998, we signed an OEM bundling agreement with Silicon Graphics under which Silicon Graphics will bundle a limited version of our product on each Unix system shipped. In December 1998, we entered into an agreement with IBM to integrate the EnlightenDSM product into IBM Suites for Solaris and AIX. In January 1999, we entered into an agreement with Sun Microsystems to produce a product that will seamlessly integrate into the Sun Management Center product (formerly Sun's Enterprise SyMON). In September 1999, we signed a software license and distribution agreement with TurboLinux in which TurboLinux will bundle a single user copy of the EnlightenDSM product with its Linux operating system distributions. In October 1999, we signed a software license agreement with Intel in which we will integrate a subset of the Linux version of the EnlightenDSM product into Intel's LANDesk(R) Server Manager product. While we believe that these arrangements will be beneficial, there can be no assurance that we will be able to deliver our products to these companies in a timely manner or that these companies will license our products in volumes anticipated by us. Further, these agreements are our only significant third-party distribution agreements to date. While our strategy is to obtain additional resellers to reduce the dependence on these vendors, we may not be able to successfully attract additional vendors to distribute our products. Any such failure would result in our having expended significant resources with little or no return on its investment, which would significantly harm our business.

     These additional investments and responsibilities will require us to expend substantial resources and may require us to divert employees from other projects to provide the support services and development efforts required to provide products and services to these third party vendors and other new third parties, if any.

OUR MARKET IS SUBJECT TO INTENSE COMPETITION AND CONTINUED COMPETITION IN OUR MARKET MAY LEAD TO A REDUCTION IN OUR PRICES, REVENUES AND MARKET SHARE

     We experience intense competition from other systems management companies and the market is rapidly changing. We believe that our ability to compete successfully depends on a number of factors, including the performance, price and functionality of our products relative to those of our competitors. Most of our competitors are larger and have greater financial, technical, marketing, support and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements than us. In addition, the software industry is characterized by low barriers to entry. There can be no assurance that our current competitors or any new market entrants will not develop systems management products that offer significant performance, price, or other advantages over our technology. In addition, operating system vendors could introduce new or upgrade existing operating systems or environments that include systems management functionality offered by us, which could render our products obsolete and unmarketable. We may not be able to successfully compete against current or future competitors which could significantly harm our business.

100% OF OUR LICENSE REVENUE IS DERIVED FROM A SINGLE PRODUCT FAMILY AND IF THOSE PRODUCTS FAIL TO ACHIEVE AND MAINTAIN MARKET ACCEPTANCE, OUR BUSINESS MAY BE SIGNIFICANTLY HARMED

     We expect that a substantial majority of our revenue in future periods will be derived from our EnlightenDSM products. These products have accounted for 100% of our license revenue since October 1, 1997. We expect that the EnlightenDSM product family and its extensions and derivatives will continue to account for a substantial majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of EnlightenDSM is, therefore, critical to our future success. Failure to achieve broad market acceptance of EnlightenDSM, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful development, introduction and market acceptance of EnlightenDSM and its product enhancements. There can be no assurance that we will be successful in marketing EnlightenDSM or any new products, applications or product enhancements, and any failure to do so would significantly harm our business.

THE MARKET FOR OUR PRODUCTS IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND WE MAY NOT BE ABLE TO DEVELOP OR MARKET NEW PRODUCTS TO RESPOND TO SUCH CHANGE

     The market for our products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, including new operating systems, applications, hardware products, systems management frameworks and network management platforms, the emergence of new industry standards, or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to continue to enhance existing products, respond to changing customer requirements and rapidly develop and introduce new products that keep pace with technological developments and emerging industry standards.

     Additionally, other operating systems, such as Windows NT, may significantly affect deployment of Unix and Linux systems for business critical applications. A significant portion of our revenue will continue to be derived from Unix and Linux based computer systems for the foreseeable future. While we have ported our products to the Windows NT platform, the product requires customers to control systems management for their heterogeneous environment from Unix and Linux based systems. A significant decline in sales of Unix and Linux based systems would decrease the demand for our products and would significantly harm our business. Finally, we may not be successful in developing and marketing, on a timely basis, product enhancements or new products that respond to technological change or evolving industry standards, we may experience difficulties that could delay or prevent the successful development, introduction and sale of these products, and any such new products or product enhancements may not adequately meet the requirements of the marketplace and achieve market acceptance.

IF THE OPEN SYSTEMS MANAGEMENT MARKET FAILS TO GROW, OUR BUSINESS WOULD BE SIGNIFICANTLY HARMED

     For the foreseeable future, all of our business will be in the open systems (Linux, Unix and Windows NT) management market, which is still an emerging market. Our future financial performance will depend in large part on continued growth in the number of companies adopting systems management solutions for their client/server computing environments. The market for systems management solutions may not continue to grow. If the systems management market fails to grow or grows more slowly than we currently anticipate, or in the event of a decline in unit price or demand for our products, as a result of competition, technological change, or other factors, our business would be significantly harmed. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. Our operations may in the future experience substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. Such factors may significantly harm our business.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FURTHER SIGNIFICANT LOSSES AND CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY

     We have incurred significant operating losses each of the last five fiscal years and cannot be certain that we will realize sufficient revenue to achieve profitability. We expect to continue to incur significant losses for the foreseeable future and these losses may be higher than our current losses. We cannot be certain when or if we will achieve profitability. Failure to become and remain profitable may adversely affect the market price or our common stock and our ability to raise capital and continue operations. See "Management's Discussion and Analysis or Plan of Operation."

FURTHER CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     During the last five years we have financed our operations primarily through sales of equity securities and the sale of our Tandem product line. Our existing capital resources are adequate to maintain our current operations through December 2000. However, we will require substantial additional financing to implement our current plans to expand our operations and fund our long-term product development. We have been actively seeking financing to expand our operations and recently signed a letter of intent with an investment banker for a private placement of an aggregate of up to $6,000,000 of our common stock. This financing is expected to close on or prior to May 31, 2000 but there can be no assurance that this financing will take place. If the planned financing fails to close and we are unable to obtain alternative financing as needed, our long-term product development and commercialization programs would be delayed or prevented and we may be required to curtail our operations.

A SIGNIFICANT PERCENTAGE OF OUR REVENUES IS ATTRIBUTED TO SALES TO ONE OF OUR CUSTOMERS

     Our largest customer accounts for a substantial percentage of our revenues. During 1999, approximately 60% of our revenues consisted of license fees received under our OEM relationship with Silicon Graphics to bundle a subset of features of the EnlightenDSM product with each Unix server and workstation that SGI ships. License fees from SGI decreased in 1999 when compared to 1998. If these license fees continue to decline, our revenues and financial results may be harmed.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See Consolidated Financial Statements included herein beginning on page
F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 9 is set forth in Enlighten's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Directors and Executive Officers" and "Section 16(b) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item 10 is set forth in Enlighten's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders under the caption "Executive Compensation and Other Matters" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 11 is set forth in Enlighten's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 12 is set forth in Enlighten's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

       Independent Auditors' Report................................  F-1
       Consolidated Balance Sheets:
         December 31, 1999 and 1998................................  F-2
       Consolidated Statements of Operations:
         Years ended December 31, 1999 and 1998....................  F-3
       Consolidated Statements of Shareholders' Equity:
         Years ended December 31, 1999 and 1998....................  F-4
       Consolidated Statements of Cash Flows:
         Years ended December 31, 1999 and 1998....................  F-5
       Notes to Consolidated Financial Statements..................  F-6

(a)(2) Exhibits:

        See Exhibits Index on Page 24. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report. Exhibit Nos. 10.24, 10.26, 10.28, 10.29, 10.31, 10.36 and 10.37 are compensatory plans or arrangements.

(b) Reports on Form 8-K:

     None

                                 EXHIBITS INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       The Registrant's Amended and Restated Articles of
           Incorporation as filed with the Secretary of State of the
           State of California on May 21, 1996 (incorporated by
           reference to Exhibit 3.1 to the Registrant's Form S-1
           Registration Statement (No. 33-75388) which became effective
           April 19, 1994 (the 1994 Form S-1)).
 3.2       The Registrant's By Laws, as currently in effect
           (incorporated by reference to Exhibit 3.2 to the
           Registrant's Form S-1 Registration Statement (No. 33-75388)
           which became effective April 19, 1994).
10.01      The Registrant's Form of Indemnity Agreement for officers
           and directors (incorporated by reference to Exhibit 10.1 of the 1994 Form S-1).
10.02      The Registrant's First Amended and Restated 1992 Stock
           Option Plan (incorporated by reference to Exhibit 10.2 of
           the 1994 Form S-1).
10.03      The Registrant's 1994 Employee Stock Purchase Plan
           (incorporated by reference to Exhibit 10.3 of the 1994 Form
           S-1).
10.20      Lease, dated February 24, 1995, by and between Registrant
           and Mariner's Island Ltd. for the Registrant's offices at
           999 Baker Way, Fifth Floor, San Mateo, California
           (incorporated by reference to Exhibit 10.20 of the
           Registrant's Annual Report on Form 10-KSB for the year ended
           December 31, 1994 (the 1994 Form 10-KSB)).
10.24*     Termination and Change in Control Agreement, dated April 24,
           1996, by and between Enlighten Software Solutions, Inc. and
           Michael A. Morgan (incorporated by reference to Exhibit
           10.24 of the Registrant's Annual Report on Form 10-KSB for
           the year ended December 31, 1996 (the 1996 Form 10-KSB)).
10.26*     Nonqualified Stock Option Agreement, dated December 27,
           1996, by and between Enlighten Software Solutions, Inc. and
           Mark Himelstein (incorporated by reference to Exhibit 10.26 of the Registrant's 1996 Form 10-KSB).
10.27      Agreement dated as of September 22, 1997, by and among
           Enlighten Software Solutions, Inc., Peter J. McDonald, and
           New Dimension Software, Inc (incorporated by reference to
           Exhibit 10.27 of the Registrant's Current Report on Form 8-K
           dated October 1, 1997).
10.28*     Employment letter, dated July 3, 1997, by and between
           Enlighten Software Solutions, Inc. and Mike Seashols
           (incorporated by reference to Exhibit 10.28 of the
           Registrant's Annual Report on Form 10-KSB for the year ended
           December 31, 1997 (the 1997 Form 10-KSB)).
10.29*     Employment letter, dated August 28, 1997, by and between
           Enlighten Software Solutions, Inc. and David D. Parker
           (incorporated by reference to Exhibit 10.29 of the
           Registrant's 1997 Form 10-KSB).
10.30      Agreement dated as of January 21, 1998, by and between
           Enlighten Software Solutions, Inc. and Silicon Graphics, Inc
           (incorporated by reference to Exhibit 10.30 of the
           Registrant's 1997 Form 10-KSB).
10.31*     Employment letter, dated July 15, 1998, by and between
           Enlighten Software Solutions, Inc. and Bill Bradley
           (incorporated by reference to Exhibit 10.31 of the
           Registrant's Annual Report on Form 10-KSB for the year ended
           December 31, 1998 (the 1998 Form 10-KSB)).
10.32*     Employment letter, dated January 15, 1999, by and between
           Enlighten Software Solutions, Inc. and Tim Gardner
           (incorporated by reference to Exhibit 10.32 of the
           Registrant's 1998 Form 10-KSB).
10.33      Agreement dated as of December 31, 1998, by and between
           Enlighten Software Solutions, Inc. and International
           Business Machines Corporation (incorporated by reference to
           Exhibit 10.33 of the Registrant's 1998 Form 10-KSB).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.34      Agreement dated as of September 28, 1999, by and between
           Enlighten Software Solutions, Inc. and TurboLinux, Inc.
           (incorporated by reference to Exhibit 10.33 of the
           Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).
10.35      Agreement dated as of October 21, 1999, by and between
           Enlighten Software Solutions, Inc. and Intel Corporation.
10.36*     Employment letter, dated November 24, 1999, by and between
           Enlighten Software Solutions, Inc. and Bill Bradley.
10.37*     Employment letter, dated December 8, 1999, by and between
           Enlighten Software Solutions, Inc. and Stephen E. Giusti.
21.1       Subsidiaries of the Company.
23.1       Consent of KPMG LLP.
27.1       Financial Data Schedule.

---------------
* Compensatory or employment arrangement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                                                   /s/ BILL BRADLEY
                                          --------------------------------------
                                                       Bill Bradley
                                          President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                  /s/ BILL BRADLEY                              President and           March 24, 2000
-----------------------------------------------------      Chief Executive Officer
                    Bill Bradley                        (Principal Executive Officer)

                /s/ STEPHEN E. GIUSTI                      Vice President, Finance      March 24, 2000
-----------------------------------------------------        and Administration
                  Stephen E. Giusti                      and Chief Financial Officer
                                                          (Principal Financial and
                                                             Accounting Officer)

                /s/ MICHAEL SEASHOLS                      Co-Chairman of the Board      March 24, 2000
-----------------------------------------------------
                  Michael Seashols

                 /s/ DAVID D. PARKER                      Co-Chairman of the Board      March 24, 2000
-----------------------------------------------------
                   David D. Parker

                /s/ PETER J. MCDONALD                             Director              March 24, 2000
-----------------------------------------------------
                  Peter J. McDonald

                /s/ PETER J. SPRAGUE                              Director              March 24, 2000
-----------------------------------------------------
                  Peter J. Sprague

                /s/ MICHAEL A. MORGAN                             Director              March 24, 2000
-----------------------------------------------------
                  Michael A. Morgan

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enlighten Software Solutions, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Mountain View, California
February 4, 2000

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                 1999           1998
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $ 1,045,600    $ 1,900,000
  Short-term investments....................................      247,500      1,285,600
  Accounts receivable, less allowance for doubtful accounts
     of $50,000 and $25,000, respectively...................    1,285,500        653,400
  Prepaid expenses and other assets.........................       60,900        140,200
                                                              -----------    -----------
          Total current assets..............................    2,639,500      3,979,200
Property and equipment, net.................................      402,700        588,600
Software development costs, net.............................      208,400         92,200
Other assets................................................      312,100        269,400
                                                              -----------    -----------
                                                              $ 3,562,700    $ 4,929,400
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $   177,000    $   202,500
  Accrued and other current liabilities.....................      335,600        458,600
  Deferred revenue..........................................       81,800         43,800
                                                              -----------    -----------
          Total current liabilities.........................      594,400        704,900
Commitments and contingencies
Shareholders' equity:
  Preferred stock, 1,000,000 shares authorized, none issued
     and outstanding........................................           --             --
  Common stock, no par value, 10,000,000 shares authorized,
     4,217,978 and 3,899,761 issued and outstanding at
     December 31, 1999 and 1998, respectively...............    8,410,400      7,591,500
Deferred stock-based compensation...........................      (85,000)            --
Accumulated other comprehensive income (loss)...............      (32,200)         5,600
Accumulated deficit.........................................   (5,324,900)    (3,372,600)
                                                              -----------    -----------
          Total shareholders' equity........................    2,968,300      4,224,500
                                                              -----------    -----------
                                                              $ 3,562,700    $ 4,929,400
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999           1998
                                                              -----------    ----------
Revenue:
  Product license fees......................................  $ 1,781,200    $2,416,700
  Product maintenance fees..................................      641,200       655,500
  Consulting services.......................................      540,100       260,600
  Royalties.................................................      281,900       425,600
                                                              -----------    ----------
          Total revenue.....................................    3,244,400     3,758,400
Cost of revenue:
  Product licenses..........................................      335,200       550,500
  Product maintenance.......................................        8,100         7,100
  Consulting services.......................................       95,600       112,000
                                                              -----------    ----------
          Total cost of revenue.............................      438,900       669,600
                                                              -----------    ----------
       Gross margin.........................................    2,805,500     3,088,800
Operating expenses:
  Research and development..................................    1,764,300     1,692,000
  Sales and marketing.......................................    2,208,700     1,958,800
  General and administrative................................      965,100       929,700
  Gain on sale of Tandem product line.......................           --      (515,500)
                                                              -----------    ----------
          Total operating expenses..........................    4,938,100     4,065,000
                                                              -----------    ----------
          Operating loss....................................   (2,132,600)     (976,200)
Other income, net...........................................      169,900       165,400
                                                              -----------    ----------
          Loss before income tax benefit....................   (1,962,700)     (810,800)
Income tax benefit..........................................      (10,400)      (25,400)
                                                              -----------    ----------
          Net loss..........................................  $(1,952,300)   $ (785,400)
                                                              ===========    ==========
Basic and diluted net loss per share........................  $     (0.49)   $    (0.22)
                                                              ===========    ==========
Shares used in computing basic and diluted net loss per
  share.....................................................    4,022,600     3,508,258
                                                              ===========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      ACCUMULATED
                                                  COMMON STOCK          DEFERRED         OTHER                         TOTAL
                             COMPREHENSIVE   ----------------------   STOCK-BASED    COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                 LOSS         SHARES       AMOUNT     COMPENSATION   INCOME (LOSS)     DEFICIT        EQUITY
                             -------------   ---------   ----------   ------------   -------------   -----------   -------------
Balance at
  December 31, 1997........                  2,963,635   $5,079,500    $      --       $     --      $(2,587,200)   $ 2,492,300
  Stock options
    exercised..............                    184,449      242,100           --             --               --        242,100
  Employee stock purchase
    plan shares issued.....                     51,677       52,600           --             --               --         52,600
  Stock offering, net......                    700,000    2,217,300           --             --               --      2,217,300
  Unrealized gain on
    investments............   $     5,600           --           --           --          5,600               --          5,600
  Net loss.................      (785,400)          --           --           --             --         (785,400)      (785,400)
                              -----------    ---------   ----------    ---------       --------      -----------    -----------
  Comprehensive loss.......   $  (779,800)
                              ===========
Balance at
  December 31, 1998........                  3,899,761    7,591,500           --          5,600       (3,372,600)     4,224,500
  Stock options
    exercised..............                    278,824      483,100           --             --               --        483,100
  Employee stock purchase
    plan shares issued.....                     27,145       69,200           --             --               --         69,200
  Warrants exercised.......                     12,248           --           --             --               --             --
  Warrants issued for
    services...............                         --       42,600           --             --               --         42,600
  Deferred stock-based
    compensation...........                         --      224,000     (224,000)            --               --             --
  Compensation expense.....                         --           --      139,000             --               --        139,000
  Unrealized loss on
    investments............   $   (37,800)          --           --           --        (37,800)              --        (37,800)
  Net loss.................    (1,952,300)          --           --           --             --       (1,952,300)    (1,952,300)
                              -----------    ---------   ----------    ---------       --------      -----------    -----------
  Comprehensive loss.......   $(1,990,100)
                              ===========
Balance at
  December 31, 1999........                  4,217,978   $8,410,400    $ (85,000)      $(32,200)     $(5,324,900)   $ 2,968,300
                                             =========   ==========    =========       ========      ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999           1998
                                                              -----------    -----------
Cash Flows from Operating Activities:
  Net loss..................................................  $(1,952,300)   $  (785,400)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      408,700        504,500
     Gain on sale of Tandem product line....................           --       (515,500)
     Loss on disposal of property and equipment.............        2,500             --
     Provision for doubtful accounts........................       25,000       (100,000)
     Compensation expense for warrants issued...............       42,600             --
     Compensation expense for stock options issued..........      139,000             --
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (657,100)      (313,000)
       Refundable income taxes..............................           --        127,000
       Prepaid expenses and other assets....................       26,600        265,700
       Trade accounts payable...............................      274,100         68,500
       Accrued and other liabilities........................     (422,600)      (270,400)
       Deferred revenue.....................................       38,000       (315,600)
                                                              -----------    -----------
          Net cash used in operating activities.............   (2,075,500)    (1,334,200)
Cash Flows from Investing Activities:
  Purchases of short-term investments.......................           --     (1,200,000)
  Sales of short-term investments...........................    1,000,300        206,000
  Proceeds from sale of Tandem product line.................           --        515,500
  Capitalization of software development costs..............     (232,000)            --
  Purchases of property and equipment.......................      (99,500)      (205,500)
                                                              -----------    -----------
          Net cash provided by (used in) investing
             activities.....................................      668,800       (684,000)
Cash flows from financing activities:
  Proceeds from public offering of stock, net...............           --      2,217,400
  Proceeds from issuance of stock...........................      552,300        294,700
                                                              -----------    -----------
          Net cash provided by financing activities.........      552,300      2,512,100
                                                              -----------    -----------
Net (decrease) increase in cash and cash equivalents........     (854,400)       493,900
Cash and cash equivalents at beginning of year..............    1,900,000      1,406,100
                                                              -----------    -----------
Cash and cash equivalents at end of year....................  $ 1,045,600    $ 1,900,000
                                                              ===========    ===========
Supplemental cash flow information and disclosure of
  non-cash investing and financing activities:
  Income taxes paid.........................................  $     1,100    $       800
                                                              ===========    ===========
  Warrants issued...........................................  $    42,600    $        --
                                                              ===========    ===========
  Deferred stock-based compensation.........................  $   224,000    $        --
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Enlighten Software Solutions, Inc. develops, markets, and supports products that automate administrative tasks and monitor critical performance and operational characteristics for commercial servers and workstations. Our products provide a single console management view of customers' mixed technical environments consisting of Linux, Unix and Windows. Enlighten's products enable integrated, coordinated operations and management of networked and web based servers and workstations. Enlighten's products are designed for distributed computing environments in the range of ten to 1,000 servers and clients.

     Founded in 1986, Enlighten was a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries. In 1997, Enlighten sold its Tandem product line to BMC Corporation ("BMC") formerly New Dimension Software, Inc., in order to focus efforts on its EnlightenDSM product suite. Enlighten recognized a gain on the sale of the operating assets of the Tandem product line of approximately $515,500 and $2,158,000 in 1998 and 1997, respectively. In addition, BMC is required to pay Enlighten royalties through September 2000 from BMC's licensing and support of the Tandem software products.

  Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Enlighten Software Solutions, Inc. and its wholly-owned subsidiary, a sales corporation in Europe. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year consolidated financial statement balances have been reclassified to conform to the 1999 presentation.

  Revenue Recognition

     Enlighten recognizes product license revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. Product license revenues that are contingent upon sale to an end-user by OEMs are recognized upon receipt of quarterly reports of shipments from OEMs.

     Enlighten recognizes revenue from maintenance fees for ongoing customer support and product updates ratably over the contract period, generally one year. Payments for maintenance fees are generally made in advance and are non-refundable. Consulting service revenue is recognized when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts.

  Cash Equivalents and Short Term Investments

     Enlighten considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Enlighten has classified its investments in commercial paper and U.S. Treasury notes as "held-to-maturity." All such investments mature in less than one year and are stated at amortized cost, which approximates fair value. Interest income is recorded using an effective interest rate, with the associated discount or premium amortized to interest income.

     Additionally, Enlighten has classified its investments in preferred stock and municipal bonds as "available-for-sale." Such investments are recorded at market value based on quoted market prices, with unrealized gains and losses reported as a component of other comprehensive loss. The cost of securities sold is determined based on the specific identification method.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is less.

     Enlighten reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to future net undiscounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair value. To date, Enlighten has made no impairment adjustments to the carrying values of its property and equipment.

  Software Development Costs

     Software development costs incurred subsequent to the determination of product technological feasibility are capitalized. Technological feasibility is established at the completion of detail program design and testing. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgement by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Costs related to computer software development incurred prior to establishing product technological feasibility are expensed as incurred. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a straight-line basis over the remaining estimated economic life of the product, generally two to three years.

     Enlighten periodically assesses the recoverability of these intangible assets by comparing their amortized cost to the net realizable value of the related products. The amount by which the unamortized costs exceed the net realizable value is written off.

  Foreign Currency Translation

     The functional currency for Enlighten's foreign subsidiary is the U.S. dollar. Accordingly, this entity remeasures monetary assets and liabilities at year-end exchange rates while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation which is remeasured at historical rates. Transaction gains and losses are recognized in income in the period of occurrence.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Stock Based Compensation

     Enlighten uses the intrinsic value-based method to account for all of its employee stock-based compensation plans.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

  Fair Value of Financial Instruments and Concentration of Credit Risk

     The fair value of Enlighten's cash, cash equivalents, accounts receivable, and accounts payable approximate the carrying amount due to the relatively short maturity of these items. The fair value of Enlighten's short term investments are based on quoted market prices. Financial instruments that potentially subject Enlighten to concentrations of credit risk consist principally of short term investments and trade account receivables. Enlighten has investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as credit worthy. Substantially all of Enlighten's accounts receivable are derived from sales to large OEM partners and select end-users. Enlighten performs ongoing credit evaluations of its customers' financial condition and does not require collateral. Enlighten maintains allowances for potential credit losses and such losses have been within management's expectations.

  Other Comprehensive Loss

     Unrealized gains or losses on investments represent the only component of comprehensive loss which is excluded from net loss. Comprehensive loss has been presented in the consolidated statement of shareholders' equity. As of December 31, 1999 and 1998, the tax effects allocated to the component of other comprehensive loss and accumulated other comprehensive loss balances were not significant.

  Income Taxes

     Enlighten accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by an allowance to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Net Loss Per Share

     Basic net loss per share is based on the weighted average number of all common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding. Potentially dilutive common shares included in the dilution calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the periods in which Enlighten had losses, potential common shares from common stock options are excluded from the computation of diluted net loss per share as their effect would be antidilutive.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

     The following is a reconciliation of the weighted average common shares used to calculate basic net loss per share to the weighted average common and potentially dilutive common shares used to calculate diluted net loss per share:

                                                                1999         1998
                                                              ---------    ---------
Weighted average common shares used to calculate basic net
  loss per share............................................  4,022,600    3,508,258
  Stock options.............................................         --           --
  Warrants..................................................         --           --
                                                              ---------    ---------
Weighted average common and potentially dilutive common
  shares used to calculated diluted net loss per share......  4,022,600    3,508,258
                                                              =========    =========

     Dilutive weighted average stock options and warrants to purchase 495,108 and 474,364 shares of common stock for the years ended December 31, 1999 and 1998, respectively, were outstanding but not included in the computation of diluted earnings per common share because they are anti-dilutive as a result of Enlighten's net loss.

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

     In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP 97-2. Enlighten will be required to implement SOP 98-9 for the year ending December 31, 2000. Enlighten does not expect the adoption will have a material impact on Enlighten's financial position, results of operations or cash flows.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(2) CASH, CASH EQUIVALENTS, AND SHORT TERM INVESTMENTS

     Cash and cash equivalents consisted of the following:

                                                                 1999          1998
                                                              ----------    ----------
Cash and cash equivalents...................................  $   87,300    $  833,900
Money market funds..........................................     958,300     1,066,100
                                                              ----------    ----------
                                                              $1,045,600    $1,900,000
                                                              ==========    ==========

     Short term investments consisted of the following:

                                                                1999         1998
                                                              --------    ----------
Equity securities...........................................  $247,500    $  285,600
Municipal bonds.............................................        --     1,000,000
                                                              --------    ----------
                                                              $247,500    $1,285,600
                                                              ========    ==========

(3) PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                                 1999          1998
                                                              ----------    ----------
Equipment...................................................  $1,173,700    $1,090,100
Furniture and fixtures......................................     285,900       285,900
Leasehold improvements......................................     142,200       142,200
                                                              ----------    ----------
                                                               1,601,800     1,518,200
Less accumulated depreciation and amortization..............   1,199,100       929,600
                                                              ----------    ----------
                                                              $  402,700    $  588,600
                                                              ==========    ==========

(4) SOFTWARE DEVELOPMENT COSTS

     A summary of software development costs follows:

                                                                1999        1998
                                                              --------    --------
Software development costs..................................  $648,400    $416,400
Less accumulated amortization...............................   440,000     324,200
                                                              --------    --------
                                                              $208,400    $ 92,200
                                                              ========    ========

(5) INCOME TAX BENEFIT

     Income tax benefit consist of:

                                                    CURRENT     DEFERRED      TOTAL
                                                    --------    ---------    --------
YEAR ENDED DECEMBER 31, 1999:
  Federal.........................................  $(11,500)   $      --    $(11,500)
  State...........................................     1,100           --       1,100
  Foreign.........................................        --           --          --
                                                    --------    ---------    --------
                                                    $(10,400)   $      --    $(10,400)
                                                    ========    =========    ========

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                     CURRENT     DEFERRED     TOTAL
                                                     --------    --------    --------
YEAR ENDED DECEMBER 31, 1998:
  Federal..........................................  $(40,600)   $     --    $(40,600)
  State............................................       800          --         800
  Foreign..........................................    14,400          --      14,400
                                                     --------    --------    --------
                                                     $(25,400)   $     --    $(25,400)
                                                     ========    ========    ========

     Enlighten's income tax benefit differed from the expected income tax benefit computed by applying the statutory U.S. federal income tax rate (34%) to loss before income tax benefit as a result of the following:

                                                                1999         1998
                                                              ---------    ---------
Provision computed at federal statutory rate................  $(667,300)   $(275,700)
State income tax, net of federal tax effect.................   (114,400)         500
Change in valuation allowance...............................    835,700      229,900
Foreign taxes...............................................         --       14,400
Other.......................................................    (64,400)       5,500
                                                              ---------    ---------
                                                              $ (10,400)   $ (25,400)
                                                              =========    =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                               1999           1998
                                                            -----------    -----------
Deferred tax assets:
  Reserves not currently deductible.......................  $    47,500    $    95,300
  Credit carryforward.....................................      664,300        500,500
  Loss carryforward.......................................    1,603,000        851,100
                                                            -----------    -----------
          Total deferred tax assets.......................    2,314,800      1,446,900
Valuation allowance.......................................   (2,178,600)    (1,342,900)
                                                            -----------    -----------
          Net deferred tax assets.........................      136,200        104,000
                                                            -----------    -----------
Deferred tax liabilities:
  Software development costs..............................       83,000         37,000
  Depreciation and amortization...........................       53,200         67,000
                                                            -----------    -----------
          Total deferred tax liabilities..................      136,200        104,000
                                                            -----------    -----------
          Net deferred tax assets.........................  $        --    $        --
                                                            ===========    ===========

     The net change in the total valuation allowance for the year ended December 31, 1999 was a net increase of $835,700. Management has determined that such portion of deferred tax assets may not be realized.

     Enlighten has federal and state net operating loss carryforwards of approximately $5,412,400 and $2,940,000, respectively, that may be used to offset future taxable income and federal and state research tax credits of approximately $528,600 and $295,500, respectively, that may be used to offset future tax liabilities. The federal net operating loss and research credit carryforwards will expire primarily in 2018 and 2019 and the state net operating loss carryforward will expire primarily in 2003 and 2004.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(6) ACCRUED AND OTHER CURRENT LIABILITIES

     Accrued and other current liabilities consisted of the following:

                                                                1999        1998
                                                              --------    --------
Accrued employee compensation...............................  $152,600     147,300
Deferred rent...............................................    38,300      51,600
Royalty payable.............................................    16,400      45,400
Other.......................................................   128,300     214,300
                                                              --------    --------
                                                              $335,600    $458,600
                                                              ========    ========

(7) SHAREHOLDERS' EQUITY

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

  Employee Stock Option Plan

     As of December 31, 1999, Enlighten had authorized 2,000,000 shares of Common Stock for issuance under the 1992 Employee Stock Option Plan (the Option
Plan). The Option Plan may be administered by the Board of Directors or a committee of the Board, which determines the terms of the options granted under the Option Plan, including exercise price, number of shares subject to each option, and the exercisability thereof. The vesting periods determined by the Board of Directors generally provides for shares to vest ratably over 3.5 years and expire over 10 years.

     A summary of the status of all of Enlighten's stock option plans as of and during the years ended December 31, 1999 and 1998 follows:

                                                           1999                     1998
                                                   ---------------------    ---------------------
                                                                WEIGHTED                 WEIGHTED
                                                                AVERAGE                  AVERAGE
                                                                EXERCISE                 EXERCISE
                                                    SHARES       PRICE       SHARES       PRICE
                                                   ---------    --------    ---------    --------
Outstanding at beginning of year.................  1,066,793     $2.21        922,924     $1.87
Granted..........................................    748,750     $3.55        393,750     $2.71
Exercised........................................   (278,824)    $1.73       (184,449)    $1.37
Forfeited........................................   (257,230)    $2.88        (65,432)    $2.76
                                                   ---------                ---------
Outstanding at end of year.......................  1,279,489     $2.97      1,066,793     $2.21
                                                   =========                =========
Options exercisable at year end..................    473,644     $2.35        468,618     $2.09
                                                   =========                =========
Options available for future grant...............    489,185                  980,705
                                                   =========                =========

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

     A summary of the status of all Enlighten's stock option plans at December 31, 1999 follows:

                        OPTIONS OUTSTANDING
                ------------------------------------     OPTIONS EXERCISABLE
                               WEIGHTED                -----------------------
                  NUMBER        AVERAGE     WEIGHTED      NUMBER      WEIGHTED
                OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE    AVERAGE
   RANGE OF         AT        CONTRACTUAL   EXERCISE        AT        EXERCISE
    PRICES       12/31/99        LIFE        PRICE       12/31/99      PRICE
--------------  -----------   -----------   --------   ------------   --------
$0.01 - $ 1.00..        650       7.4        $1.00           650      $   1.00
$1.01 - $ 2.00..    378,122       7.8        $1.79       243,532      $   1.79
$2.01 - $ 3.00..    355,001       8.2        $2.69       146,471      $   2.55
$3.01 - $ 4.00..    475,716       9.1        $3.37        57,991      $   3.26
$4.01 - $ 5.00..     25,000       4.1        $4.68        25,000      $   4.68
$5.01 - $10.00..     45,000       9.9        $9.75            --      $     --
                 ---------                               -------
       Total..   1,279,489                               473,644
                 =========                               =======

  Employee Stock Purchase Plan

     Under Enlighten's 1994 Employee Stock Purchase Plan (the Purchase Plan) a total of 200,000 shares of common stock remain reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not be less than 1% nor exceed 10% of an employee's compensation, not to exceed shares with a fair market value of $25,000. The price of stock purchased under the Purchase Plan must be at least 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or at the end of the present purchasing period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically upon termination of employment with Enlighten.

  Warrants

     In April 1994, in connection with Enlighten's initial public offering, Enlighten issued warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $6.60, of which warrants to purchase up to 85,000 shares expired on April 19, 1999. In April 1999, terms of the warrants to purchase up to 15,000 shares were amended to extend their expiration to April 2001. The fair value of the extension of this warrant as determined using the Black-Scholes option pricing model was not significant using the following assumptions: an expected life of 2 years, risk-free interest rate of 5.50%, 135.8% expected volatility, and no dividend yield.

     In June 1995, in connection with its facility lease, Enlighten issued warrants to purchase up to 50,000 shares of Common Stock at an exercise price of $5.50. In December 1999, Enlighten issued 12,248 shares of Common Stock pursuant to the net exercise of warrants to purchase 50,000 shares of Common Stock at $5.50 per share.

     In January 1999, in connection with product marketing consulting performed, Enlighten issued warrants to purchase up to 25,000 shares of Common Stock at an exercise price of $2.50. Upon notice of exercise by the holders of the warrants, Enlighten, at the holders option, may settle such exercise by either issuing the full amount of shares and receiving cash proceeds or issuing a net amount of shares with no cash proceeds. The fair value of these warrants, as determined using the Black-Scholes option pricing model, was $42,600, using the following assumptions: an expected life of 2 years, risk-free interest rate of 5.50%, 135.8% expected volatility, and no dividend yield. These warrants expire in January 2001.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

  Accounting for Stock-Based Compensation Plans

     Enlighten has elected to use the intrinsic value-based method in accounting for its Plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for options granted to employees. The exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each option. Had compensation cost for Enlighten's stock options been determined in a manner consistent with SFAS No. 123, Enlighten's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                                               1999       1998
                                                              -------    -------
Net loss (In thousands):
  As reported...............................................  $(1,952)   $  (785)
                                                              =======    =======
  Pro forma.................................................  $(2,636)   $(1,302)
                                                              =======    =======
Basic and diluted net loss per share:
  As reported...............................................  $ (0.49)   $ (0.22)
                                                              =======    =======
  Pro forma.................................................  $ (0.66)   $ (0.37)
                                                              =======    =======

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1999 -- an expected life of 3.5 years, risk-free interest rates of 5.50%, 135.8% expected volatility, and no dividend yield; 1998 -- an expected life of 3.5 years, risk-free interest rates of 4.62%, 117.3% expected volatility, and no dividend yield. The weighted-average fair value of options granted during the year was $2.98 and $2.25 for the years ended December 31, 1999 and 1998, respectively.

(8) COMMITMENTS

  Leases

     Enlighten leases office space and certain office equipment under noncancelable leases expiring through 2003. Future minimum lease payments under these leases aggregate approximately $522,100, $169,300, $1,500 and $700 in 2000, 2001, 2002 and 2003. Enlighten will receive payments totaling $124,900 in 2000 under an office space sublease agreement. Rent expense was $311,600 and $279,300 in 1999 and 1998, respectively.

  Royalties

     Enlighten has license agreements with unrelated third parties covering certain of its products requiring royalty payments ranging from 10% to 50% of product license and maintenance fees. Royalties related to these agreements were $130,500 and $201,200 in 1999 and 1998, respectively.

  Legal Proceedings

     Enlighten is subject to certain legal actions that have arisen in the ordinary course of business. Management believes that the ultimate outcome of these actions will not have a material affect on Enlighten's consolidated financial statements or results of operations, although there can be no assurance as to the outcome of such litigation.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(9) SEGMENT REPORTING AND MAJOR CUSTOMERS

     SFAS No. 131 establishes standards for the way in which public companies disclose certain information about operating segments in Enlighten's financial reports. Based on the criteria of SFAS No. 131, Enlighten operates in one segment and accordingly has provided only the required enterprise wide disclosures.

     For the years ended December 31, 1999 and 1998, sales to one customer accounted for approximately 60% and 65% of total revenues, respectively.

     Enlighten's operations outside of the United States consisted solely of a sales corporation in the United Kingdom. Domestic operations are responsible for the design, development, and licensing of all products. Following are selected financial data, categorized by primary geographic area:

                                                                 1999          1998
                                                              ----------    ----------
Revenues:
  United States.............................................  $3,235,400    $3,722,800
  International.............................................       9,000        35,600
                                                              ----------    ----------
                                                              $3,244,400    $3,758,400
                                                              ==========    ==========
Long Lived Assets:
  United States.............................................  $  611,100    $  680,800
  International.............................................          --            --
                                                              ----------    ----------
                                                              $  611,100    $  680,800
                                                              ==========    ==========