Form 10QSB
period 2000-03-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 2000-05-15
CIK 919175

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                              OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-23446


                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)


                  CALIFORNIA                             94-3008888
                  ----------                             ----------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification Number)

         999 BAKER WAY, FIFTH FLOOR,
             SAN MATEO, CALIFORNIA                          94404
             ---------------------                          -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000:

                                                     Outstanding
                   Class                            May 12, 2000
                   -----                            ------------
        COMMON STOCK, NO PAR VALUE                    4,953,789

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                                           PAGE NO.
                                                                                           --------
PART I                 FINANCIAL INFORMATION

   Item 1.             Financial Statements:

                       Condensed Consolidated Balance Sheets:  March 31, 2000 and
                          December 31, 1999...........................................         3

                       Condensed Consolidated Statements of Operations:  Three months
                          Ended March 31, 2000 and 1999...............................         4

                       Condensed Consolidated Statements of Cash Flows:  Three Months
                          Ended March 31, 2000 and 1999...............................         5

                       Notes to Condensed Consolidated Financial Statements...........         6

   Item 2.             Management's Discussion and Analysis or Plan of Operations.....         9



PART II                OTHER INFORMATION

   Item 1.             Legal Proceedings..............................................        19

   Item 2.             Changes in Securities and Use of Proceeds......................        19

   Item 3.             Defaults Upon Senior Securities................................        19

   Item 4.             Submission of Matters to a Vote of Security Holders............        19

   Item 5.             Other Information..............................................        19

   Item 6.             Exhibits and Reports on Form 8-K...............................        19

                       SIGNATURES.....................................................        20

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          March 31,          December 31,
                                 ASSETS                                     2000                1999
                                                                         -----------         ------------
Current assets:
  Cash and cash equivalents .....................................        $   748,500         $ 1,045,600
  Short-term investments ........................................            255,500             247,500
  Accounts receivable, less allowance for doubtful
   accounts of $50,000 ..........................................            355,900           1,285,500
  Prepaid expenses and other assets .............................            207,700              60,900
                                                                         -----------         -----------
    Total current assets ........................................          1,567,600           2,639,500

Property and equipment, net .....................................            361,900             402,700
Software development costs, net .................................            193,800             208,400
Other assets ....................................................            324,200             312,100
                                                                         -----------         -----------
                                                                         $ 2,447,500         $ 3,562,700
                                                                         ===========         ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ........................................        $   166,400         $   177,000
  Accrued and other current liabilities .........................            361,800             335,600
  Deferred revenue ..............................................            117,900              81,800
                                                                         -----------         -----------
    Total current liabilities ...................................            646,100             594,400

Commitments and contingencies

Shareholders' equity:
  Preferred stock, 1,000,000 shares authorized,
   none issued and outstanding ..................................                 --                  --
  Common stock, no par value, 10,000,000 shares authorized,
   4,235,888 and 4,217,978 issued and outstanding at March
   31, 2000 and December 31, 1999, respectively .................          8,511,500           8,410,400
  Deferred stock-based compensation .............................           (101,500)            (85,000)
  Accumulated other comprehensive income (loss) .................            (24,200)            (32,200)
  Accumulated deficit ...........................................         (6,584,400)         (5,324,900)
                                                                         -----------         -----------
    Total shareholders' equity ..................................          1,801,400           2,968,300
                                                                         -----------         -----------
                                                                         $ 2,447,500         $ 3,562,700
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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
Revenue:                                                                       2000                1999
                                                                           -----------         -----------
  Product license fees ............................................        $   179,900         $   739,200
  Product maintenance fees ........................................            172,100             164,200
  Consulting services .............................................             68,400             319,600
  Royalties .......................................................             15,800              42,600
                                                                           -----------         -----------
    Total revenue .................................................            436,200           1,265,600

Cost of revenue:
  Product licenses ................................................             24,800             124,100
  Product maintenance .............................................             56,800             102,200
  Consulting services .............................................             39,200              45,600
                                                                           -----------         -----------
    Total cost of revenue .........................................            120,800             271,900
                                                                           -----------         -----------

      Gross margin ................................................            315,400             993,700

Operating expenses:
  Research and development ........................................            611,100             511,100
  Sales and marketing .............................................            686,500             531,800
  General and administrative ......................................            294,000             230,100
                                                                           -----------         -----------
    Total operating expenses ......................................          1,591,600           1,273,000
                                                                           -----------         -----------

        Operating loss ............................................        $(1,276,200)        $  (279,300)

Other income, net .................................................             18,000              30,800
                                                                           -----------         -----------

        Loss before income taxes ..................................        $(1,258,200)        $  (248,500)
                                                                           -----------         -----------

Provision for income taxes ........................................              1,300                 800
                                                                           -----------         -----------

        Net loss ..................................................        $(1,259,500)        $  (249,300)
                                                                           ===========         ===========


Basic and diluted net loss per share ..............................        $     (0.30)        $     (0.06)
                                                                           ===========         ===========

Shares used in computing basic and diluted net loss per share .....          4,229,589           3,932,421
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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               -------------------------------
                                                                                  2000                1999
                                                                               -----------         -----------
Cash Flows from Operating Activities:
  Net loss ............................................................        $(1,259,500)        $  (249,300)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .....................................             84,900             106,500
    Compensation expense for stock options issued .....................             33,500                  --
    Changes in operating assets and liabilities:
      Accounts receivable .............................................            929,600            (599,100)
      Prepaid expenses and other assets ...............................           (158,900)            (52,600)
      Trade accounts payable ..........................................            (10,600)            (64,100)
      Accrued and other liabilities ...................................             26,200              (6,500)
      Deferred revenue ................................................             36,100              27,200
                                                                               -----------         -----------
        Net cash used in operating activities .........................           (318,700)           (837,900)
                                                                               -----------         -----------

Cash Flows from Investing Activities:
  Capitalization of software development costs ........................            (10,200)                 --
  Purchases of property and equipment .................................            (19,200)            (41,600)
                                                                               -----------         -----------
        Net cash used in investing activities .........................            (29,400)            (41,600)
                                                                               -----------         -----------

Cash flows from financing activities:
  Proceeds from issuance of stock .....................................             51,000             113,600
                                                                               -----------         -----------
        Net cash provided by financing activities .....................             51,000             113,600
                                                                               -----------         -----------

Net decrease in cash and cash equivalents .............................           (297,100)           (765,900)

Cash and cash equivalents at beginning of periods .....................          1,045,600           1,900,000
                                                                               -----------         -----------

Cash and cash equivalents at end of periods ...........................        $   748,500         $ 1,134,100
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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Enlighten Software Solutions, Inc. and Subsidiary ("Enlighten"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, Enlighten believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Enlighten's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Certain amounts in the condensed consolidated financial statements as of December 31, 1999 and for the three months ended March 31, 1999, have been reclassified to conform with the 2000 presentation.

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

Additionally, Enlighten has classified its investments in preferred stock of $255,500 as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity.

4. Comprehensive Income (Loss)

"Comprehensive income (loss)" includes unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. A summary of comprehensive income (loss) follows:

                                                                      Three Months Ended
                                                                          March 31,
                                                                  ------------------------
                                                                      2000          1999
                                                                  -----------    ---------
Net loss.......................................................   $(1,259,500)   $(249,300)
Unrealized gain (loss) on securities...........................         8,000       (5,500)
                                                                  -----------    ---------
Comprehensive loss.............................................   $(1,251,500)   $(254,800)
                                                                  ===========    =========

5. Net Loss Per Share

Basic net loss per share is based on the weighted average number of all common shares issued and outstanding, and is calculated by dividing net loss per share by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding. Potentially dilutive common shares included in the dilution calculation consist of dilutive shares issuable upon the exercise of outstanding commons stock options computed using the treasury stock method. For the periods in which Enlighten had losses, potential common shares from common stock options are excluded from the computation of diluted net loss per share, as their effects are antidilutive.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following is a reconciliation of the weighted average common shares used to calculate basic net loss per share to the weighted average common and potentially dilutive common shares used to calculate diluted net loss per share:

                                                                                Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                             2000             1999
                                                                           ---------        ---------
Weighted average common shares used to calculate
 basic net loss per share .........................................        4,229,589        3,932,421
   Stock options ..................................................               --               --
   Warrants .......................................................               --               --
                                                                           ---------        ---------
Weighted average common and potentially dilutive common
 shares used to calculate diluted earnings (loss) per share .......        4,229,589        3,932,421
                                                                           =========        =========

Dilutive weighted average stock options and warrants to purchase 898,142 and 286,046 shares of common stock for the three months ended March 31, 2000 and 1999, respectively, were outstanding but not included in the computation of diluted earnings per common share because they are anti-dilutive as a result of Enlighten's net loss.

6. Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. Enlighten is required to follow the guidance in the SAB no later than the second quarter of 2000. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, Enlighten is unable to assess the impact, if any, it may have, however based on current guidance Enlighten believes adoption of the SAB will not have a material impact on Enlighten's financial position or results of operations.

7. Subsequent Event

On April 28, 2000, Enlighten completed a private placement of 715,885 units each consisting of one share of common stock and on redeemable purchase warrant to purchase one share of common stock for gross proceeds of approximately $3,114,100. Enlighten sold the common stock at $4.225 and the warrants at $0.125, for an aggregate of $4.35 per unit. The price for the common stock was determined based on the five-day average closing price of the Company's common stock from April 17 through April 24, 2000. The private placement was completed entirely with accredited investors as defined in Regulation D promulgated under the Securities Act of 1933. The warrants have an exercise price of approximately $4.65 per share and a term of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

        We provide software products that automate administrative tasks and monitor critical performance and operational characteristics for commercial servers and workstations. Our products provide a single console management view of customers mixed technology environments consisting of Linux, Unix and Windows. Our products enable integrated, coordinated operations and management of networked and web based servers and workstations. Our products are designed for distributed computing environments in the range of ten to 1,000 servers and workstations. Our core product, the Enlighten(R) Distributed Systems Manager or EnlightenDSM(TM), allows companies to manage their mission critical servers and workstations by enabling information technology ("IT") staffs to standardize the management of diverse Linux, Unix and Windows systems and to monitor the on-going performance and availability of many different systems running together.

        Our software manages products from vendors such as Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation ("IBM"), Intel Corporation ("Intel"), Microsoft Corporation, The Santa Cruz Operation, Inc., Silicon Graphics, Inc. ("SGI"), Sun Microsystems, Inc. ("Sun"), Red Hat, Inc. ("Red Hat"), TurboLinux, Inc. ("TurboLinux"), Caldera Systems, Inc. and SuSE, Inc. Our award winning EnlightenDSM product suite is a fully integrated, cross-platform software solution.

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

HISTORICAL RESULTS OF OPERATIONS

Net Revenue

        Net revenue decreased $829,400, or 66%, to $436,200 in the first quarter of 2000, as compared to 1999. For the first quarter of 2000, revenues from our relationship with SGI were not included in operating results. In prior quarters, SGI provided Enlighten with revenue information prior to the issuance of Enlighten's interim financial information and thus revenue had been recorded in the period in which SGI shipped its servers and workstations. SGI is not required to report revenue prior to the issuance of Enlighten's interim financial information and, due to SGI's ongoing restructuring process, SGI does not expect to report earlier than required. Beginning in the second quarter of 2000, and as a result of later reporting by SGI, revenues from SGI will be recorded in the quarter in which the revenue is reported.

        Revenue from product license fees decreased $559,300, or 76%, to $179,900 in the first quarter of 2000, as compared to 1999. The decrease was primarily attributable to revenues from the SGI OEM relationship not included for the quarter. License fees from SGI are derived from SGI's Unix server and workstation sales on a per unit shipped basis.

        Product maintenance fees increased slightly by $7,900, or 5%, to $172,100 in the first quarter of 2000, as compared to 1999, due mainly to an increased end user customer base.

        Consulting services revenue decreased by $251,200, or 79%, to $68,400 in the first quarter of 2000, as compared to 1999. This decrease was primarily due to the decrease in non- recurring engineering revenues related to Enlighten's 1999 strategic relationship with IBM compared to the Enlighten's 2000 OEM relationship with Intel.

        Royalties consist primarily of royalties from BMC Corporation ("BMC"), formerly New Dimensions Software, Inc., from product license fees and product maintenance fees generated by the Tandem product line sold to BMC in October 1997. Total royalties decreased by $26,800, or 63%, to $15,800 in the first quarter of 2000, as compared to 1999. This decrease was primarily due to a lower royalty rate used during 2000 than 1999. Enlighten is entitled to receive royalties from BMC through September 2000.

Cost of Revenue

        Cost of license revenue consists of royalties paid to third parties, amortization of software acquisition costs, product packaging and documentation, and software media. Cost of license revenue decreased by $99,300, or 80%, in the first quarter of 2000, as compared to 1999. This decrease was primarily due to a decrease in royalties paid to third parties and a decrease in the quantity of hardcopy product documentation shipped during the first quarter of 2000.

        Cost of maintenance revenue includes customer support costs, such as hot-line and on-site support. Cost of maintenance revenue decreased by $45,400, or 44%, in the first quarter of 2000, as compared to 1999. This decrease was due primarily to a decrease in customer support headcount and personnel related costs.

        Cost of consulting services revenue consists of the direct costs required to provide the consulting services. Cost of consulting services revenues decreased by $6,400, or 14%, in the first quarter of 2000, as compared to 1999. This decrease is due primarily to a decrease in royalties paid to third party software vendors and a decrease in packaging and documentation costs due to the distribution of documentation in electronic format and the distribution of software over the Internet.

Research and Development

        Research and development expenses consist of personnel expenses and associated overhead, the costs of short-term independent contractors required in connection with product development efforts and amortization of software development costs less amounts capitalized. Enlighten's investment in research and development, prior to the reduction for capitalization of software development costs, was $621,300 and $511,100, respectively, representing 142% and 40% of total revenue for 2000 and 1999, respectively. The increase of $110,200, or 22%, in the first quarter of 2000, as compared to 1999, was primarily attributable to increases in employee recruiting and contract labor costs. Enlighten capitalized approximately $10,200 of software development costs in 2000 which represented approximately 2% of total research and development expenditures incurred during the quarter. There were no software development costs capitalized in the first quarter of 1999. The amount of capitalized software development costs in any given period may vary depending on the nature of the development performed.

        Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Enlighten expects research and development expenses to continue to increase in absolute dollars as Enlighten continues to invest in the enhancement of existing products and the development of new products.

Sales and Marketing

        Sales and marketing expenses include costs of sales and marketing personnel, advertising and promotion expenses, customer service and technical support, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $154,700, or 29%, to $686,500 in the first quarter of 2000, as compared to 1999. This increase was primarily due to increases in recruiting and trade show expenses, offset by a decrease in personnel related expenses.

General and Administrative

        General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as professional fees, legal expenses, and other administrative costs, increased by $63,900, or 28%, to $294,000 in the first quarter of 2000, as compared to 1999. The increase was primarily due to higher compensation expense on stock options granted to consultants.

Other income, net

        Other income and expense includes interest income net of interest expense and gains and losses on foreign currency transactions. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Other income, net decreased by $12,800, or 42%, to $18,000 in the first quarter of 2000, as compared to 1999, primarily due to a decrease in interest income due to a lower average balance of invested cash and short-term investments.

Provision for income taxes

        Provision for income taxes consists of the minimum state income taxes due for 2000 and 1999, for incorporation in California and New Jersey. No tax benefits were recognized during these quarters due to the uncertainty related to Enlighten's ability to recognize a tax benefit for loss and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2000, our cash and cash equivalents and short-term investments were $1,004,000, representing 41% of total assets. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Our short-term investments are primarily highly liquid investment grade commercial paper. Our working capital was $921,500 as of March 31, 2000. We had no debt as of March 31, 2000, other than normal trade payables and accrued liabilities. Shareholders equity as of March 31, 2000 was $1,801,400.

        During the three months ended March 31, 2000, cash used in operating activities decreased $519,200 to $318,700, compared to the same period of the prior year. The change was principally caused by an increase in the net loss partially offset by a decrease in accounts receivable.

        Enlighten's investing activities consisted primarily of additions to capital equipment and the capitalization of software development costs, which combined represented $29,400 and $41,600 of cash used for investing activities during the three months ended March 31, 2000 and 1999, respectively.

        Financing activities provided cash of $51,000 in the first three months of 2000, compared with cash provided of $113,600 in the same period of 1999. Cash provided from financing activities consisted of the exercise of employee stock options and the employee stock purchase plan.

        On April 28, 2000, Enlighten completed a private placement of 715,884 units each consisting of one share of common stock and one redeemable purchase warrant to purchase one share of common stock for gross proceeds of approximately $3,114,100. Our existing capital resources, including the private placement, are adequate to maintain our current operations through December 2000. However, in order to continue to fund and expand our operations and meet our other obligations through 2001, we may be required to obtain additional financing. Our need for additional financing depends on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

        Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "intends," "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Actual results could vary materially from those expressed in those statements. Readers are referred to "Products," "Sales and Distribution," "Product Development," "Competition," "Product Protection" and "Management's Discussion and Analysis or Plan of Operation" sections contained herein as well as the factors described below, which identify some of the important factors or events that could cause actual results or performance to differ materially from those contained in the forward looking statements.

FURTHER CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

        During the last five years we have financed our operations primarily through sales of equity securities and the sale of our Tandem product line. Our existing capital resources are adequate to fund and expand our current operations through December 2000. However, we may require substantial additional financing to further our current plans to expand our operations and fund our long-term product development. On April 28, 2000, we completed a private placement of 715,884 units each consisting of one share of common stock and one redeemable purchase warrant to purchase one share of common stock for gross proceeds of approximately $3,114,100. If we are unable to obtain additional financing as needed, our long-term product development and commercialization programs would be delayed or prevented and we may be required to curtail our operations.

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

        Additionally, we have become more dependent on our third-party distributors for the technical support and consultation to end-users. We will need to increase our training and education efforts related to our third-party distributors to enable such third parties to obtain the technical proficiency and knowledge with respect to our products. Despite these efforts, we may not be able to successfully train our third party distributors to enable them to provide adequate technical support to the customer base. This may result in, among other things, increased workload on our internal support and engineering staff, or poor customer acceptance of the products, or both, either of which would significantly harm our business.

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

OUR MARKET IS SUBJECT TO INTENSE COMPETITION AND CONTINUED COMPETITION IN OUR MARKET MAY LEAD TO A REDUCTION IN OUR PRICES, REVENUES AND MARKET SHARE

        We experience intense competition from other systems management companies and the market is rapidly changing. We believe that our ability to compete successfully depends on a number of factors, including the performance, price and functionality of our products relative to those of our competitors. Most of our competitors are larger and have greater financial, technical, marketing, support and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements than us. In addition, the software industry is characterized by low barriers to entry. There can be no assurance that our current competitors or any new market entrants will not develop systems management products that offer significant performance, price, or other advantages over our technology. In addition, operating system vendors could introduce new or upgrade existing operating systems or environments that include systems management functionality offered by us, which could render our products obsolete and unmarketable. We may not be able to successfully compete against current or future competitors, which could significantly harm our business.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            10.27    Financial Data Schedule

        (b) Reports on Form 8-K:

            None

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, MARCH 31, 2000
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Enlighten Software Solutions, Inc.


DATE: May 12, 2000                    SIGNATURE:     /s/ Bill Bradley
                                                    ----------------------------
                                                    Bill Bradley
                                                    President and
                                                    Chief Executive Officer



DATE: May 12, 2000                    SIGNATURE:    /s/ Stephen E. Giusti
                                                    ----------------------------
                                                    Stephen E. Giusti
                                                    Vice President, Finance and
                                                    Administration and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.
-----------
  10.27          Financial Data Schedule