Form 10-K/A
period 1999-12-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 2000-05-23
CIK 919175

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number: 0-23446

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                 (Name of Small Business Issuer in its Charter)

               CALIFORNIA                                     94-3008888
   (State or Other Jurisdiction of                          I.R.S. Employer
   Incorporation or Organization)                       Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES   [ ]     NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for the fiscal year ended December 31, 1999 were $3,244,400.

The approximate aggregate market value of the registrant's Common Stock held by non-affiliates on May 19, 2000 was $12,992,847. This amount excludes shares held by directors, executive officers and holders of 5% or more of the outstanding Common Stock since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of May 19, 2000 was 4,952,765.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

         The undersigned registrant hereby amends items 9, 10, 11 and 12 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLLING PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

         Listed below are Enlighten's directors whose terms expire at the next annual meeting of shareholders.

                                                                                              Director
                      Name                       Age         Position with Enlighten            Since
--------------------------------------------     ---     ------------------------------       --------
Michael Seashols (1)(2).....................     54      Co-Chairman of the Board of            1997
                                                         Directors
David D. Parker.............................     44      Co-Chairman of the Board of            1997
                                                         Directors
Peter J. McDonald...........................     52      Director                               1986
Peter J. Sprague (1)(2).....................     61      Director                               1994
Michael A. Morgan...........................     37      Director                               1991

---------------

(1) Member of Audit Committee

(2) Member of Compensation Committee

         Mr. Seashols joined Enlighten Software Solutions, Inc. (Enlighten) in July 1997 as Chairman of the Board and Director. From 1994 through 1997, Mr. Seashols served as Chief Executive Officer of Usoft, Inc., a wholly-owned software subsidiary of Unysis, Inc. that provides development and maintenance tools for client/server and Internet based computer applications. From 1988 through 1993, he served as Chief Executive Officer and was a founder of Versant Object Technology Corporation, a provider of enterprise component management software systems for commercial applications in distributed computing environments. Previously, Mr. Seashols was a founder and the original Chief Executive Officer of Documentum, Inc., as well as vice president of sales for several software companies, including Oracle Corporation and Ingres. He also currently serves as Chairman of the Board of Evolve Corporation, a provider of Services Resource Management (SRM) applications designed to manage mission-critical processes for services organizations, as well as a consultant to several software companies.

         Mr. Parker was elected to the Board of Directors in March 1999 and in December 1999, became Co-Chairman of the Board of Directors. Mr. Parker served as President and Chief Executive Officer from August 1997 through December 1999. From November 1996 through August 1997, Mr. Parker served as President of Web Logic, a software company developing enterprise Java server components. From July 1993 through October 1996, Mr. Parker served in various sales management positions, most recently as Vice President, Indirect Sales of Quintus

Corporation, which markets and develops software and services for use in call center operations. Mr. Parker has over nineteen years of experience in the software industry, including senior sales and management positions at Versant Object Technology Corporation and IBM.

         Mr. McDonald founded Enlighten in June 1986 and served as Chairman of the Board, Director, President, and Chief Executive Officer from that date through July 1997. Since July 1997, Mr. McDonald has been employed as a strategic advisor to Enlighten.

         Mr. Sprague has served as a Director of Enlighten since February 1994. From 1975 through 1995, Mr. Sprague served as Chairman of the Board of National Semiconductor Corporation, a leading manufacturer of semiconductor components and integrated circuits. In May 1988, Mr. Sprague founded Wave Systems Corp., an electronic information company, for which he currently serves as Chairman.

         Mr. Morgan has served as a Director since October 1991. Mr. Morgan is currently Vice President, Finance and Administration and Chief Financial Officer of Talarian, Inc. From October 1991 through July 1999, Mr. Morgan served as Vice President, Finance and Administration, Chief Financial Officer, and Secretary of Enlighten after joining in May 1991 as Controller.

EXECUTIVE OFFICERS

         The following sets forth certain information regarding the executive officers of Enlighten.

         Mr. Bradley was promoted to Chief Executive Officer in December 1999 after joining Enlighten in August 1998 as Vice President of Business Development and in September 1999 becoming President and Chief Operating Officer. From October 1997 through August 1998, Mr. Bradley served as a consultant to Enlighten focusing on business development, strategic planning, and marketing. Mr. Bradley served as President of Design Technology, Inc. a software development and consulting firm in Denver, Colorado, from July 1995 through October 1997. He started his career at IBM in the Data Processing Division and is a graduate of Colorado College.

         Mr. Giusti was promoted to Vice President, Finance and Administration and Chief Financial Officer in December 1999 after joining Enlighten in August 1999 as Controller. From January 1998 to August 1999, Mr. Giusti served as Accounting and Financial Reporting Supervisor at Cadence Design Systems, Inc. From January 1991 to December 1997, Mr. Giusti served various positions at the public accounting firm of Meredith, Cardozo, and Lanz, LLP most recently as Manager. Mr. Giusti is a Certified Public Accountant in the State of California.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Enlighten's executive officers, directors, and persons who beneficially own more than 10% of Enlighten's common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish Enlighten with copies of all Section 16(a) forms filed by such persons.

         Based solely on Enlighten's review of such forms furnished to Enlighten and written representations from certain reporting persons, Enlighten believes that all filing requirements applicable to Enlighten's executive officers, directors, and persons who beneficially own more than 10% of Enlighten's common stock were complied with in 1999.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation paid during the years ended December 31, 1999, 1998 and 1997 of the persons who served as Chief Executive Officer during 1999 and the other most highly compensated executive officers of Enlighten in 1999 and two former executive officers (including the former Chief Executive Officer) who would have been among the most highly compensated executive officers in 1999 but who were not executive officers at December 31, 1999 (the "Named Executive Officers"):

                                                                                                            Long Term
                                                                    Annual Compensation                   Compensation
                                                         --------------------------------------------     ------------
                                                                                            Other          Securities
                                                                                            Annual         Underlying
                                            Year          Salary           Bonus         Compensation        Options
                                            ----         ---------        --------       ------------     ------------
                                                                                                             (shares)
Bill Bradley, President and Chief           1999         $143,900         $ 25,000         $     --          230,000
    Executive Officer (1)                   1998         $ 35,700         $  7,500         $ 48,700           60,000
                                            1997         $     --         $     --         $ 24,400           10,000

David D. Parker, Former President           1999         $180,000         $ 30,000         $     --          100,000
    and Chief Executive Officer (2)         1998         $180,000         $ 45,000         $     --               --
                                            1997         $ 40,900         $ 20,000         $     --          200,000

Michael A. Morgan, Former Vice              1999         $ 81,400         $ 10,000         $     --           50,000
    President, Finance and                  1998         $120,000         $ 28,700         $     --               --
    Administration and Chief                1997         $110,000         $ 23,800         $     --           50,352(4)
    Financial Officer (3)


----------

(1) Mr. Bradley was named President and Chief Operating Officer in September 1999 and Chief Executive Officer in December 1999.

(2)      Mr. Parker resigned as an executive officer of Enlighten in December
         1999.

(3)      Mr. Morgan resigned as an executive officer of Enlighten in July 1999.

(4) Includes options to purchase an aggregate of 15,875 shares granted on June 19, 1997 replacing an option to purchase 3,375 shares granted on September 15, 1993, an option to purchase 5,000 shares granted on July 15, 1994, and an option to purchase 7,500 shares granted in August 30, 1995. Options to purchase 15,875 shares were canceled in connection with a repricing in 1997.

OPTION GRANTS IN 1999

         The following table provides the specified information concerning grants of options to purchase Enlighten's common stock made during 1999 to the Named Executive Officers.

                                                              Individual Grants
                                         -----------------------------------------------------
                                                        Percent                                          Potential Realizable
                                                        of Total                                           Value at Assumed
                                         Number of       Options                                         Annual Rates of Stock
                                         Securities    Granted to                                       Price Appreciation for
                                         Underlying     Employees    Exercise or                              Option Term
                                          Options          In        Base Price     Expiration         -------------------------
              Name                        Granted     Fiscal Year    Per Share         Date               5%               10%
---------------------------------        ----------   -----------    -----------    ----------         --------         --------
Bill Bradley.....................          30,000           4%        $2.8100        03/04/09          $ 53,000         $134,400
                                          100,000          14%        $3.1875        09/20/09          $200,500         $508,000
                                          100,000          14%        $3.5000        11/22/09          $220,100         $557,800

David D. Parker..................         100,000          14%        $2.8100        03/04/09          $176,700         $447,800

Michael A. Morgan................          30,000           4%        $2.8100        12/31/00          $  8,600         $ 17,700
                                           20,000           3%        $3.6880        07/30/09          $ 57,500         $128,700

AGGREGATE OPTION EXERCISES AND 1999 YEAR-END VALUES

         The following table provides the specified information concerning exercises of options to purchase Enlighten's common stock in 1999 and unexercised options held as of December 31, 1999 by the Named Executive Officers.

                                                                  Number of Securities               Value of Unexercised
                            Number of                       Underlying Unexercised Options          In-the-Money Options
                             Shares                         at December 31, 1999 (shares)(1)      at December 31, 1999 (2)
                          Acquired on        Value          --------------------------------   -------------------------------
        Name                Exercise        Realized          Exercisable      Unexercisable    Exercisable      Unexercisable
--------------------      -----------    -------------      --------------     -------------   -------------     -------------
Bill Bradley........             --      $         --            40,713          259,287       $     106,375     $    577,875

David D. Parker.....          9,000      $     48,938           136,234          154,766       $     477,895     $    484,895

Michael A. Morgan...        100,000      $    436,555            35,102           18,334       $     122,026     $     33,221


----------

(1) Enlighten stock options generally vest one-seventh six months from the date of grant and 1/42nd per month thereafter for each full month of the optionee's continuous employment by Enlighten. Options are exercisable only to the extent vested. Directors stock options generally vest 1/12th each quarter.

(2) The value of the unexercised in-the-money options is based on the closing price of Enlighten's common stock ($5.50 per share as reported on the Nasdaq Stock Market) on December 31, 1999, and is net of the exercise price of such options.

COMPENSATION OF DIRECTORS

         Directors who are employees of Enlighten do not receive any compensation for their services as directors. Directors who are not employees of Enlighten receive between $500 and $750 for attendance at each Board Meeting. Additionally, Enlighten's 1992 Stock Option Plan

(the "Option Plan") provides that the Board has no authority, discretion, or power to grant options to any independent directors. Instead, each nonemployee director is automatically granted a nonqualified stock option to purchase 5,000 shares of common stock upon initial appointment or election and, for each year that a nonemployee director continues to serve on the Board, options to purchase 5,000 shares of common stock on the anniversary date of such initial appointment or election. Such options vest quarterly over a three-year period. Options to purchase 5,000 shares at an exercise price of $3.23 per share were granted to Mr. Sprague in February 1999 and options to purchase 5,000 shares at an exercise price of $3.13 per share were granted to Mr. Morgan in July 1999.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         Enlighten has entered into an agreement with its Chief Executive Officer ("CEO") providing for benefits upon termination. The agreement provides that in the event the CEO's employment is terminated by Enlighten, other than for "Cause," or if the CEO terminates his employment with Enlighten for "Good Reason" (as those terms are defined in the agreement), the CEO shall be entitled to the following: (i) a severance payment equal to six (6) months of his then-current base salary; and (ii) accelerated vesting equal to six (6) months of normal vesting in all stock options granted prior to the date of termination.

         Enlighten has also entered into an agreement with its Chief Financial Officer ("CFO"), providing for benefits upon termination and in the event of a "Change of Control" (as defined in the agreement). The agreement provides that in the event of a Change of Control, if the CFO's employment is terminated by Enlighten or its successor within ninety (90) days of a Change of Control, other than for cause, or if the CFO terminates his employment because of a change in duties, or in certain other circumstances, the CFO shall be entitled to the following: (i) a one-time payment equal to six (6) months of his then-current base salary; (ii) full vesting in all stock options.

         The Option Plan provides that in the event of certain mergers, sales of assets, or sales by the shareholders of substantially all of their voting stock in Enlighten constituting a "Transfer of Control," as defined in the Option Plan, the Board may, in its sole discretion, arrange for the surviving, continuing, successor, or purchasing corporation or a parent corporation thereof, as the case may be (the "Acquiring Corporation"), to either assume Enlighten's rights and obligations under outstanding stock option agreements under the Option Plan (the "Options") or substitute options for the Acquiring Corporation's stock for such outstanding Options. The Board may also provide that any options that are not assumed or substituted for by the Acquiring Corporation will be fully vested and exercisable as of a date prior to the Transfer of Control. An Option will terminate effective as of the date of the Transfer of Control to the extent that the Option is neither assumed by the Acquiring Corporation, nor exercised as of the date of the Transfer of Control.

         Enlighten's 1994 Employee Stock Purchase Plan (the "Purchase Plan") provides that in the event of a "Transfer of Control," as defined in the Purchase Plan, the Board may, in its sole discretion, arrange for the assumption of Enlighten's rights and obligations under the Purchase

Plan by the acquiring or successor corporation. All purchase rights shall terminate if no assumption occurs.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1999, certain information with respect to the beneficial ownership of Enlighten's common stock by (i) all persons known by Enlighten to be the beneficial owners of more than 5% of the outstanding common stock of Enlighten, (ii) each director of Enlighten, (iii) each Named Executive Officer, and (iv) all executive officers and directors of Enlighten as a group.

                                                                        Number of
                                                                         Shares of            Percentage
                                                                          Common                  of
                                                                           Stock                Common
                                                                        Beneficially            Stock
Beneficial Owner (1)                                                    Owned (1)(2)         Outstanding
--------------------                                                    ------------         -----------
Peter J. McDonald (3).................................................     505,554               12%
Michael Seashols (4)..................................................     363,382                9%
David D. Parker (5)...................................................     198,234                5%
Bill Bradley (6)......................................................      40,713                1%
Peter J Sprague (7)...................................................      43,748                1%
Michael A. Morgan (8).................................................      35,102                1%
Executive officers and directors as a group (7 persons) (9)...........   1,186,733               29%

----------

(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) Shares beneficially owned and percentage of ownership are based on 4,217,978 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or disposition power with respect to such shares.

(3) Includes 7,500 shares subject to options which are exercisable as of December 31 1999. Also includes 10,800 shares held by Mr. McDonald's children.

(4) Includes 155,055 shares subject to options which are exercisable as of December 31, 1999.

(5) Includes 150,520 shares subject to options which are exercisable as of December 31, 1999.

(6) Consists of shares subject to options which are exercisable as of December 31, 1999.

(7) Consists of shares subject to options which are exercisable as of December 31, 1999.

(8) Consists of shares subject to options which are exercisable as of December 31, 1999.

(9)      Includes shares described in Notes 3, 4, 5, 6, 7, and 8.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For transactions between the Company and its officers, directors, and holders of more than 5% of its outstanding common stock, see "Summary Compensation Table," "Stock Options Granted in 1999," "Option Exercises and 1999 Year-End Values," and "Compensation of Directors."

         All future transactions, including loans, between the Company and its officers, directors, principal shareholders, and their affiliates will continue to be approved by the Board, including a majority of the disinterested directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                                       /s/ Bill Bradley
                                       -----------------------------------------
                                       Bill Bradley
                                       President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name/Title                                         Date
              ----------                                         ----
/s/ Bill Bradley                                              May 22, 2000
---------------------------------------------                 ------------
Bill Bradley
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen E. Giusti                                         May 22, 2000
---------------------------------------------                 ------------
Stephen E. Giusti
Vice President, Finance and Administration
and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Michael Seashols                                          May 22, 2000
---------------------------------------------                 ------------
Michael Seashols
Co-Chairman of the Board

/s/ David D. Parker                                           May 22, 2000
---------------------------------------------                 ------------
David D. Parker
Co-Chairman of the Board

/s/ Peter J. McDonald                                         May 22, 2000
---------------------------------------------                 ------------
Peter J. McDonald
Director

/s/ Peter J. Sprague                                          May 22, 2000
---------------------------------------------                 ------------
Peter J. Sprague
Director

/s/ Michael A. Morgan                                         May 22, 2000
---------------------------------------------                 ------------
Michael A. Morgan
Director