Form 10QSB
period 2000-06-30
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 2000-08-14
CIK 919175

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-QSB

(MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-23446

                              --------------------

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                              --------------------

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

                              --------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000:
                                                            Outstanding
           Class                                          August 4, 2000
           -----                                          --------------
COMMON STOCK, NO PAR VALUE                                   4,971,467

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                        THREE MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                                                   PAGE NO.
-----------------------------------------------------------------------------------------------------------
PART I         FINANCIAL INFORMATION

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets:  June 30, 2000 and December 31, 1999..
                                                                                                      3

               Condensed Consolidated Statements of Operations:
                   Three and Six Months Ended June 30, 2000 and 1999........................          4

               Condensed Consolidated Statements of Cash Flows:
                   Three Months Ended June 30, 2000 and 1999................................          5

               Notes to Condensed Consolidated Financial Statements.........................          6

    Item 2.    Management's Discussion and Analysis or Plan of Operations...................         10



PART II        OTHER INFORMATION

    Item 1.    Legal Proceedings............................................................         21

    Item 2.    Changes in Securities and Use of Proceeds....................................         21

    Item 3.    Defaults Upon Senior Securities..............................................         21

    Item 4.    Submission of Matters to a Vote of Security Holders..........................         21

    Item 5.    Other Information............................................................         21

    Item 6.    Exhibits and Reports on Form 8-K.............................................         21

               SIGNATURES...................................................................         22

PART I:           FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  June 30,        December 31,
                                         ASSETS                                     2000               1999
                                                                                ------------       ------------
Current assets:
   Cash and cash equivalents .............................................      $  2,317,600       $  1,045,600
   Short-term investments ................................................           246,600            247,500
   Accounts receivable, less allowance for doubtful accounts
    of $50,000 ...........................................................           800,300          1,285,500
   Prepaid expenses and other assets .....................................           180,600             60,900
                                                                                ------------       ------------
     Total current assets ................................................         3,545,100          2,639,500

Property and equipment, net ..............................................           332,900            402,700
Software development costs, net ..........................................           197,200            208,400
Other assets .............................................................           339,200            312,100
                                                                                ------------       ------------
                                                                                $  4,414,400       $  3,562,700
                                                                                ============       ============


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable ................................................      $    206,100       $    177,000
   Accrued and other current liabilities .................................           379,900            335,600
   Deferred revenue ......................................................           192,700             81,800
                                                                                ------------       ------------
     Total current liabilities ...........................................           778,700            594,400

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 1,000,000 shares authorized, none issued
    and outstanding ......................................................                --                 --
   Common stock, no par value, 10,000,000 shares authorized, 4,953,789 and 4,217,978 issued and outstanding at June 30, 2000 and December
    31, 1999, respectively ...............................................        11,289,800          8,410,400
   Deferred stock-based compensation .....................................           (41,700)           (85,000)
   Accumulated other comprehensive income (loss) .........................           (33,100)           (32,200)
   Accumulated deficit ...................................................        (7,579,300)        (5,324,900)
                                                                                ------------       ------------
     Total shareholders' equity ..........................................         3,635,700          2,968,300
                                                                                ------------       ------------
                                                                                $  4,414,400       $  3,562,700
                                                                                ============       ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three months ended                    Six months ended
                                                               June 30,                            June 30,
                                                     -----------------------------       -----------------------------
Revenue:                                                 2000              1999              2000              1999
                                                     -----------       -----------       -----------       -----------
   Product license fees .......................      $   425,900       $   292,800       $   605,800       $ 1,031,900
   Product maintenance fees ...................          189,700           160,900           361,800           325,100
   Consulting services ........................           28,400             9,000            96,800           319,600
   Royalties ..................................           22,600            48,400            38,500           100,000
                                                     -----------       -----------       -----------       -----------
     Total revenue ............................          666,600           511,100         1,102,900         1,776,600

Cost of revenue:
   Product licenses ...........................           35,100            63,500            59,900           187,600
   Product maintenance ........................           41,700            66,900            98,500           169,000
   Consulting services ........................            5,100             1,800            50,700            50,000
                                                     -----------       -----------       -----------       -----------
     Total cost of revenue ....................           81,900           132,200           209,100           406,600
                                                     -----------       -----------       -----------       -----------

       Gross margin ...........................          584,700           378,900           893,800         1,370,000

Operating expenses:
   Research and development ...................          693,900           486,700         1,305,000           997,800
   Sales and marketing ........................          656,500           402,200         1,336,600           931,400
   General and administrative .................          269,800           208,700           563,800           438,800
                                                     -----------       -----------       -----------       -----------
     Total operating expenses .................        1,620,200         1,097,600         3,205,400         2,368,000
                                                     -----------       -----------       -----------       -----------

         Operating loss .......................      $(1,035,500)      $  (718,700)      $(2,311,600)      $  (998,000)

Other income, net .............................           23,900            37,200            41,800            68,000
                                                     -----------       -----------       -----------       -----------

         Loss before income taxes .............      $(1,011,600)      $  (681,500)      $(2,269,800)      $  (930,000)
                                                     -----------       -----------       -----------       -----------

Income tax expense (benefit) ..................          (16,700)               --           (15,400)              800
                                                     -----------       -----------       -----------       -----------

         Net loss .............................      $  (994,900)      $  (681,500)      $(2,254,400)      $  (930,800)
                                                     ===========       ===========       ===========       ===========


Basic and diluted net loss per share ..........      $     (0.21)      $     (0.17)      $     (0.50)      $     (0.24)
                                                     ===========       ===========       ===========       ===========

Shares used in computing basic and diluted
  net loss per share ..........................        4,714,483         3,964,677         4,472,036         3,948,549
                                                     ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                         -----------------------------
                                                                                                2000              1999
                                                                                         -----------       -----------
Cash Flows from Operating Activities:
   Net loss .......................................................................      $(2,254,400)      $  (930,800)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ................................................          171,200           213,200
     Stock-based compensation .....................................................           42,900                --
     Changes in operating assets and liabilities:
       Accounts receivable ........................................................          485,200          (267,600)
       Prepaid expenses and other assets ..........................................         (146,800)          (30,700)
       Trade accounts payable .....................................................           29,100          (133,800)
       Accrued and other current liabilities ......................................           44,300          (151,000)
       Deferred revenue ...........................................................          110,900            32,400
                                                                                         -----------       -----------
         Net cash used in operating activities ....................................       (1,517,600)       (1,268,300)
                                                                                         -----------       -----------

Cash Flows from Investing Activities:
   Capitalization of software development costs ...................................          (48,600)               --
   Purchases of property and equipment ............................................          (41,600)          (53,000)
                                                                                         -----------       -----------
         Net cash used in investing activities ....................................          (90,200)          (53,000)
                                                                                         -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of stock, net ...........................................        2,879,800           129,500
                                                                                         -----------       -----------
         Net cash provided by financing activities ................................        2,879,800           129,500
                                                                                         -----------       -----------

Net decrease in cash and cash equivalents .........................................        1,272,000        (1,191,800)

Cash and cash equivalents at beginning of period ..................................        1,045,600         1,900,000
                                                                                         -----------       -----------

Cash and cash equivalents at end of period ........................................      $ 2,317,600       $   708,200
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the financial position and results of operations as of and for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year.

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

Certain amounts in the condensed consolidated financial statements as of December 31, 1999 and for the three and six months ended June 30, 1999, have been reclassified to conform with the 2000 presentation.

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

3.       Cash and Cash Equivalents and Short-Term Investments

Enlighten considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Enlighten classifies its investments in commercial paper and U.S. Treasury notes as "held-to-maturity." All such investments mature in less than one year and are stated at amortized cost, which approximates fair value. Interest income is recorded using an effective interest rate, with the associated discount or premium amortized to interest income.

Additionally, Enlighten has classified its investments in preferred stock of $246,600 as of June 30, 2000 as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity.

4.       Offering of Common Stock

On April 28, 2000, Enlighten completed a private placement of 715,885 units each consisting of one share of common stock and one redeemable purchase warrant to purchase one share of common stock for gross proceeds of approximately $3,114,100. Enlighten sold the common stock at $4.225 and the warrants at $0.125, for an aggregate of $4.35 per unit. The price for the common stock was determined based on the five-day average closing price of the Company's common stock from April 17 through April 24, 2000. The private placement was completed entirely with accredited investors as defined in Regulation D promulgated under the Securities Act of 1933. The warrants have an exercise price of approximately $4.65 per share and a term of five years.

5.       Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on "available-for-sale" short-term investments that have been excluded from net income and reflected in equity. A summary of comprehensive loss follows:


                                             Three Months Ended                    Six Months Ended
                                                    June 30,                           June 30,
                                         -----------------------------       -----------------------------
                                             2000              1999              2000              1999
                                         -----------       -----------       -----------       -----------
Net loss ..........................      $  (994,900)      $  (681,500)      $(2,254,400)      $  (930,800)
Unrealized loss on securities .....           (8,900)           (4,700)             (900)          (10,200)
                                         -----------       -----------       -----------       -----------
Comprehensive loss ................      $(1,003,800)      $  (686,200)      $(2,255,300)      $  (941,000)
                                         ===========       ===========       ===========       ===========

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       Net Loss Per Share

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

The following is a reconciliation of the weighted average common shares used to calculate basic net loss per share to the weighted average common and potentially dilutive common shares used to calculate diluted net loss per share:


                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                      June 30,
                                                             ------------------------      ------------------------
                                                               2000           1999           2000           1999
                                                             ---------      ---------      ---------      ---------
Weighted average common shares used to calculate
  basic net loss per share ............................      4,714,483      3,964,677      4,472,036      3,948,549
    Stock options .....................................             --             --             --             --
    Warrants ..........................................             --             --             --             --
                                                             ---------      ---------      ---------      ---------
Weighted average common and potentially dilutive
  common shares used to calculate diluted earnings
  (loss) per share ....................................      4,714,483      3,964,677      4,472,036      3,948,549
                                                             =========      =========      =========      =========


Weighted average stock options and warrants to purchase 490,316 and 344,746 shares of common stock for the three months ended June 30, 2000 and 1999, respectively, and 760,703 and 313,017 shares of common stock for the six months ended June 30, 2000 and 1999 respectively, were outstanding but not included in the computation of diluted earnings per common share because they are antidilutive as a result of Enlighten's net loss.

7.    Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A that delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation date of SAB No. 101. Enlighten must adopt SAB No. 101 no later than in the fourth quarter of 2000. Enlighten has not determined the impact that

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SAB No. 101 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." This Interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, this Interpretation is effective July 1, 2000. Management does not expect the adoption of Interpretation No. 44 to have a material effect on Enlighten's consolidated financial positions or results of operations.

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

OVERVIEW

         We provide software products that allow the user to automate administration and management tasks and to monitor critical performance and operational characteristics of computer servers and workstations in the commercial environment. Our products allow the user to manage many computers through a single console view of their computer infrastructure. Our product is available for multiple operating systems with three distinct categories of computer and software architecture, including Linux, Unix and Windows. Linux is a free, open source alternative to proprietary Unix operating systems. "Open source" means that this software has had its internal source code made open to the public for viewing, copying, examining, modifying and commercial purposes. Our products enable users of computer servers and workstations that are networked together or internet based to manage their operations across various sites. Our core product, the Enlighten(R) Distributed Systems Manager or EnlightenDSM(TM), allows companies to manage their mission critical computer servers and workstations by enabling system managers and administrators to standardize the management of diverse computer operating systems, such as Linux, Unix and Windows and to monitor the on-going performance and availability of many different systems running together.

         Our software manages products from vendors such as Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Microsoft Corporation, The Santa Cruz Operation, Silicon Graphics, Sun Microsystems, Red Hat, TurboLinux, Caldera Systems, and SuSE. Our award winning EnlightenDSM product suite is a fully integrated, cross-platform software solution.

         The key elements of our strategy include enabling the integration of Linux into the corporate environment, focusing on the mid-sized organization and departments of larger companies, adding timely effective manageability to web based application environments and distributing our products through third-party relationships such as software vendors, hardware vendors, Linux distributors, systems management service providers and Linux appliance manufacturers.

         Our products are suited for quick, effective implementation to provide management infrastructure that matches today's needs for immediate, flexible solutions in the Internet business environment. Our mission is to provide the industry's most pervasive software solutions to help corporate enterprises simply and inexpensively monitor, manage and administer computers that are spread among many locations and consist of many different operating systems. We intend to be a market leader for easy to use, out-of-the-box, broad-based functionality for event monitoring and systems administration across major operating systems platforms. While numerous standards are being introduced and companies are vying to position themselves in the open systems management market, we are positioning our EnlightenDSM product suite as the one product that is vital and affordable to open systems managers in mixed Linux, Unix and Windows environments.

HISTORICAL RESULTS OF OPERATIONS

Net Revenue

         Net revenue increased $155,500, or 30%, to $666,600 in the second quarter of 2000, as compared to the same period in 1999. This increase is due primarily to an increase in end-user sales. Total revenue for the six months ended June 30, 2000, decreased $673,700, or 38% from the same period in 1999. The decrease is due in part to Enlighten's change in reporting revenues from our OEM relationship with SGI. For the first quarter of 2000, revenues from our relationship with SGI were not included in operating results. In prior quarters, SGI provided Enlighten with revenue information prior to the issuance of Enlighten's interim financial information and thus, revenue had been recorded in the period in which SGI shipped its servers and workstations. During the first quarter of 2000, SGI did not report revenue prior to the issuance of Enlighten's interim financial information and beginning in the second quarter of 2000 revenues from SGI will be recorded in the quarter in which the revenue is reported.

         Revenue from product license fees increased $133,100, or 44%, to $425,900 in the second quarter of 2000, as compared to 1999. The increase was primarily attributable to an increase in revenues from direct sales. Total revenue from product license fees for the six months ended June 30, 2000 decreased $426,100, or 42%, from the same period in 1999. The change in reporting SGI revenues as discussed above, is attributable for this decrease. License fees from SGI are derived from SGI's Unix server and workstation sales on a per unit shipped basis.

         Product maintenance fees increased by $28,800, or 18%, to $189,700 in the second quarter of 2000, and increased $36,700, or 11%, to $361,800 in the six months ended June 30, 2000, as compared to the same periods in 1999. An increased end user customer base is the main cause for this increase.

         Consulting services revenue increased by $19,400, or 216%, to $28,400, in the second quarter of 2000, as compared to 1999. This increase was primarily due to the increase in professional services sold to our customers. For the six months ended June 30, 2000 consulting services revenue decreased by $222,800, or 70%, to $96,800 due to a decrease in non-recurring engineering revenues related to Enlighten's 1999 strategic relationship with IBM compared to the Enlighten's 2000 OEM relationship with Intel.

         Royalties consist primarily of royalties from BMC Corporation ("BMC"), formerly New Dimensions Software, Inc., from product license fees and product maintenance fees generated by the Tandem product line sold to BMC in October 1997. Total royalties decreased by $25,800, or 53%, to $22,600 in the second quarter of 2000 and decreased $61,500, or 62%, to $38,500 in the six months ended June 30, 2000, as compared to the same periods in 1999. This decrease was primarily due to a lower royalty rate used during 2000 than 1999. Enlighten is entitled to receive royalties from BMC through September 2000.

Cost of Revenue

         Cost of license revenue consists of royalties paid to third parties, amortization of software acquisition costs, product packaging and documentation, and software media. Cost of license revenue decreased by $28,400, or 45%, in the first quarter of 2000, and $127,700, or 68%, in the six months ended June 30, 2000, as compared to the same periods in 1999. This decrease was primarily due to a decrease in royalties paid to third parties and a decrease in the quantity of hardcopy product documentation shipped during the first and second quarters of 2000.

         Cost of maintenance revenue includes customer support costs, such as hot-line and on-site support. Cost of maintenance revenue decreased by $25,200, or 38%, in the first quarter of 2000, and $70,600, or 42%, in the six months ended June 30, 2000, as compared to same periods in 1999. This decrease was due primarily to a decrease in customer support headcount and personnel related costs.

         Cost of consulting services revenue consists of the direct costs required to provide the consulting services. Cost of consulting services revenues increased by $3,300, or 183%, in the first quarter of 2000, as compared to 1999. This increase is due primarily to an increase in customers that require consulting services.

Research and Development

         Research and development expenses consist of personnel expenses and associated overhead, the costs of short-term independent contractors required in connection with product development efforts and amortization of software development costs less amounts capitalized. Enlighten's investment in research and development, prior to the reduction for capitalization of software development costs, was $732,300 and $486,700, respectively, representing 110% and 95% of total revenue for the second quarter of 2000 and 1999, respectively. For the six months ended June 30, 2000, Enlighten's investment in research and development, prior to the reduction for capitalization of software development costs, was $1,353,700 and $997,800, respectively, representing 123% and 56% of total revenue. The increase of $245,600, or 51%, in the second quarter of 2000, and the increase of $355,900, or 36%, in the six months ending June 30, 2000, when compared to the same periods in 1999, was primarily attributable to increases in employee recruiting, contract labor costs, and higher personnel related expenses due to higher headcount.

Enlighten capitalized approximately $38,400 of software development costs in the second quarter of 2000 and $48,700 for the six months ended June 30, 2000, which represented approximately 5% and 4%, respectively, of total research and development expenditures incurred. There were no software development costs capitalized in the second quarter of 1999. The amount of capitalized software development costs in any given period may vary depending on the nature of the development performed.

         Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established in form of a working model. Enlighten expects research and development expenses to continue to increase in absolute dollars as Enlighten continues to invest in the enhancement of existing products and the development of new products.

Sales and Marketing

         Sales and marketing expenses include costs of sales and marketing personnel, advertising and promotion expenses, customer service and technical support, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $254,300, or 63%, to $656,500 in the second quarter of 2000, and by $405,200, or 44%, to $1,336,600 in the six months ended June 30, 2000, when compared to the same periods in 1999. The increases were primarily due to increases in employee recruiting, trade show expenses, and higher personnel related expenses due to higher headcount.

General and Administrative

         General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as professional fees, legal expenses, and other administrative costs, increased by $61,000, or 29%, to $269,800 in the second quarter of 2000, and by $125,000, or
29%, to $563,800 in the six months ended June 30, 2000, when compared to the same periods in 1999. The increase was primarily due to higher compensation expense on stock options granted to consultants and higher investor relations expenses.

Other income, net

         Other income and expense includes interest income net of interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Other income, net decreased by $13,300, or 36%, to $23,900 in the second quarter of 2000, and $26,200, or 39% in the six months ended June 30, 2000, when compared to the same periods in 1999, primarily due to a decrease in interest income due to a lower average balance of invested cash and short-term investments.

Income tax expense (benefit)

         Income tax expense (benefit) consists of the minimum state income taxes due in California and New Jersey offset by refunds received in 2000 from net operating loss carrybacks realized for Enlighten's subsidiary in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, our cash and cash equivalents and short-term investments were $2,564,200, representing 58% of total assets. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Our short-term investments are primarily highly liquid investment grade preferred stock. Our working capital was $2,766,400 as of June 30, 2000. We had no debt as of June 30, 2000, other than normal trade payables and accrued liabilities. Shareholders' equity as of June 30, 2000 was $3,635,700.

         During the six months ended June 30, 2000, cash used in operating activities increased $249,300 to $1,517,600, compared to the same period of the prior year. The change was principally caused by increases in net losses partially offset by changes in the balances of operating assets and liabilities.

         Enlighten's investing activities consisted primarily of additions to capital equipment and the capitalization of software development costs, which combined represented $90,200 and $53,000 of cash used for investing activities during the six months ended June 30, 2000 and 1999, respectively.

         Financing activities provided cash of $2,879,800 in the first six months of 2000, compared with cash provided of $129,500 in the same period of 1999. The increase in cash provided from financing activities resulted from Enlighten's April 2000 private placement offering of 715,885 units, each consisting of one share of common stock and one redeemable purchase warrant to purchase one share of common stock

         We believe that our existing capital resources, including the private placement, are adequate to maintain our current operations through January 2001. However, in order to continue to fund and expand our operations and meet our other obligations through 2001, we may be required to obtain additional financing. Our need for additional financing depends on our future performance, which, in turn, is subject to general economic conditions, and business and other factors beyond our control. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.

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

OUR FUTURE REVENUES ARE UNPREDICTABLE, OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE FROM QUARTER TO QUARTER AND IF WE FAIL TO MEET THE EXPECTATIONS OF INVESTORS OR ANALYSTS, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

         We have experienced significant quarterly fluctuations in operating results and expect that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including: the timing of new product or product enhancement introductions by us or our competitors; the development and introduction of new operating systems that require additional development efforts; purchasing patterns of our customers; size and timing of individual orders; the rate of customer acceptance of new products; and pricing and promotion strategies undertaken by us or our competitors.

         Future operating results may fluctuate as a result of these and other factors, including: our ability to continue to develop, acquire and introduce new products on a timely basis; the timing and level of sales by our OEM or other third-party licensees of computer systems or software incorporating our products; technological changes in computer systems and environments; quality control of the products sold; our success in shifting our primary sales strategy from direct to indirect channels; and general economic conditions.

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

WE NOW DERIVE ALL OF OUR REVENUES FROM THE OPEN SYSTEMS MARKET AND WE MAY NOT BE SUCCESSFUL IN THAT MARKET

         Through 1997, we derived a substantial portion of our revenue from our Tandem-based products. However, we sold all rights to our Tandem technology in October 1997. The future success of our business is substantially dependent on our ability to generate significant revenue from our Linux, Unix and Windows product offering. Although we have entered into a number of agreements with others to bundle or integrates our products into theirs, we may not be successful in our efforts to generate significant revenue from these agreements.

WE CONTINUE TO NEED ADDITIONAL CAPITAL, AND THERE IS NO CERTAINTY OF ADDITIONAL FINANCING

         During the last five years we have financed our operations primarily through sales of equity securities and the sale of a prior product line. We believe that our existing capital resources, including the private placement, are adequate to maintain our current operations through December 2000. However, in order to continue to fund and expand our operations and meet our other obligations through 2001, we may be required to obtain additional financing. Our need for additional financing depends on our future performance, which, in part, is subject to general economic conditions and other factors beyond our control. We may not be able to obtain such financing, or financing in the level of net proceeds required for us to remain in business.

A SIGNIFICANT PERCENTAGE OF OUR REVENUES IS ATTRIBUTED TO SALES TO ONE OF OUR CUSTOMERS

         Our largest customer accounts for a substantial percentage of our revenues. During the six months ended June 30, 2000 and the year ended December 31, 1999, approximately 37% and 60% of our revenues consisted of license and maintenance fees received under our OEM relationship with Silicon Graphics to bundle a subset of features of the EnlightenDSM product with each Unix server and workstation that Silicon Graphics ships. License fees from Silicon Graphics decreased in 1999 when compared to 1998. If these license fees continue to decline, our revenues and financial results may be harmed.

WE ARE DEPENDENT ON RESELLERS AND IF THEY ARE NOT SUCCESSFUL MARKETING OUR TECHNOLOGY, OUR ABILITY TO MAINTAIN OR INCREASE OUR REVENUES WILL BE HARMED

         We sell primarily through resellers in the United States and abroad. We have no control over our third-party distributors, their shipping dates, or the volumes of systems shipped by them. These companies may not license our products in volumes anticipated by us. If they fail to do so, our revenues will be harmed.

IF OUR RESELLERS ARE NOT SUCCESSFUL IN EXPANDING DISTRIBUTION CHANNELS, OUR ABILITY TO MAINTAIN OR INCREASE OUR REVENUES MAY BE HARMED

         Our growth depends on our ability to continue to expand our third-party distribution channel to market, sell and support our software products. We are currently investing, and intend to continue to invest, significant resources to develop this channel. We may not be successful in recruiting new organizations to represent us and our products.

WE RELY ON THIRD PARTIES FOR TECHNICAL SUPPORT, AND IF THEY DON'T PROVIDE ADEQUATE SERVICE, OUR BUSINESS MAY BE HARMED

         We are dependent on our third-party distributors for technical support and consultation to end-users. We must educate our third-party distributors so that they obtain technical proficiency and knowledge with respect to our products. This may result in, among other things, an increased workload for our internal support and engineering staff, or poor customer acceptance of our products, or both, either of which would significantly harm our business.

OUR MARKET IS SUBJECT TO INTENSE COMPETITION AND CONTINUED COMPETITION IN OUR MARKET MAY LEAD TO A REDUCTION IN OUR PRICES, REVENUES AND MARKET SHARE

         We experience intense competition from other systems management companies. Our ability to compete successfully depends on a number of factors, including the performance, price and functionality of our products relative to those of our competitors. Most of our competitors are larger and have greater financial, technical, marketing, support and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements than us. In addition, our industry is characterized by low barriers to entry. Other competitors can easily enter the market. Our current competitors or any new market entrants may develop systems management products that offer significant performance, price, or other advantages over our technology. In addition, we sell our products through operating system vendors. These same operating system vendors could introduce new or upgrade existing operating systems or environments that include systems which perform the same functions as the products offered by us. This could render our products obsolete and unmarketable. If we are not able to successfully compete against current or future competitors, our revenues or profits could be harmed.

ALL OF OUR LICENSE REVENUE IS DERIVED FROM A SINGLE PRODUCT FAMILY AND IF THOSE PRODUCTS FAIL TO ACHIEVE AND MAINTAIN MARKET ACCEPTANCE, OUR BUSINESS WOULD BE SIGNIFICANTLY HARMED

         Our EnlightenDSM products have accounted for all of our license revenue since October 1, 1997. We expect that the EnlightenDSM product family and its extensions and derivatives will continue to account for a substantial majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of EnlightenDSM is, therefore, critical to our future success. Failure to achieve broad market acceptance of EnlightenDSM, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful development, introduction and market acceptance of EnlightenDSM and its product enhancements. If we are not successful in marketing EnlightenDSM or any new products, applications or product enhancements, our revenues would be significantly reduced.

THE MARKET FOR OUR PRODUCTS IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND IF WE ARE NOT ABLE TO DEVELOP OR MARKET NEW PRODUCTS TO RESPOND TO SUCH CHANGE, OUR REVENUE WOULD BE SIGNIFICANTLY AFFECTED

         The market for our products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, including new operating systems, applications, hardware products, systems management frameworks and network management platforms, the emergence of new industry standards, or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to continue to enhance existing products, respond to changing customer requirements and rapidly develop and introduce new products that keep pace with technological developments and emerging industry standards. We may not be successful in developing and marketing, on a timely basis, product enhancements or new products that respond to technological change, evolving industry standards or changing customer demands.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS COULD SERIOUSLY HARM OUR BUSINESS

         We generally rely on copyrights, trademarks, trade secret laws and software security measures, along with employee and third-party nondisclosure agreements, to establish and protect our proprietary intellectual property rights, products and technology. Our products are typically licensed on a "right to use" basis pursuant to licenses that restrict the use of the products to the customer's internal purposes. We distribute our software under license agreements that are signed by our end-users. We also distribute our software to our OEM partners under similar software license and distribution agreements. Despite our precautions taken to protect our software, unauthorized parties may attempt to reverse engineer, copy, or obtain and use information we regard as proprietary. Policing unauthorized use of our products is difficult and software piracy is a persistent problem. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot assure you that our reliance on licenses to third parties, or copyright, trademark, trade secret protection or our software security measures, will be enough to be successful and profitable in the industry in which we compete.

WE MAY BE REQUIRED TO RELEASE OUR SOURCE CODE TO CERTAIN CUSTOMERS IF WE FAIL TO FULFILL OUR CONTRACTUAL OBLIGATIONS, WHICH COULD RESULT IN THE MISUSE OF OUR INTELLECTUAL PROPERTY

         We have entered into source code escrow agreements with some of our customers that require the release of source code to the customer in the event there is a bankruptcy proceeding by or against us, we cease to do business, or we are unable to fulfill our contractual support obligations. In the event of a release of the source code, the customer is required to maintain confidentiality of the code and, in general, to use the source code solely for the purpose of maintaining the software's usability. Releasing source code to customers may increase the likelihood of misappropriation or other misuse of our intellectual property. If our source code was misused or misappropriated, it could significantly harm our business.

INTELLECTUAL PROPERTY INFRINGEMENT BY OR AGAINST US COULD SIGNIFICANTLY HARM OUR BUSINESS

         From time to time, we receive notices from third parties asserting that we have infringed their patents or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead us to enter into royalty or licensing agreements rather than dispute the merits of such claims. As the number of software products in the industry increases and the functionality of such products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. In addition, an adverse outcome in litigation could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require us to cease the marketing or use of certain products. Such a result could have a material adverse effect on our business, operating results and financial condition.

A DECLINE IN SALES OF UNIX OR LINUX SYSTEMS WILL RESULT IN A DECREASE IN
REVENUES

         A significant portion of our revenue will be derived from Unix and Linux based computer systems for the foreseeable future. While we have also released versions of our products for the Windows NT platform, the product's graphical user interface is available only on Unix and Linux based systems, and, therefore, users must manage their environments from these types of systems. A significant decline in sales of Unix and Linux based systems would decrease the demand for our products and would significantly harm our business.

IF THE OPEN SYSTEMS MANAGEMENT MARKET FAILS TO GROW, OUR BUSINESS WOULD BE SIGNIFICANTLY HARMED

         For the foreseeable future, all of our business will be in the open systems (Linux, Unix and Windows NT) management market, which is still an emerging market. Our future financial performance will depend in large part on continued growth in the number of companies adopting systems management solutions for their client/server computing environments. The market for systems management solutions may not continue to grow. If the systems management market fails to grow or grows more slowly than we currently anticipate, our business would be significantly harmed.

OUR SUCCESS IS TIED TO THE SUCCESS OF OTHER SEGMENTS OF THE COMPUTER INDUSTRY

         Our products are marketed to users of computer products. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. Our operations may in the future experience substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. Such factors may significantly harm our business.

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT ACHIEVE PROFITABILITY

         We have a history of losses and anticipate further significant losses. We may not achieve profitability. We have incurred significant operating losses each of the last five fiscal years and we may not realize sufficient revenue to achieve profitability. We expect to continue to incur significant losses for the foreseeable future and these losses may be higher than our current losses. We may not achieve profitability. Failure to become and remain profitable may adversely affect the market price or our common stock and our ability to raise capital and continue operations.

OUR FAILURE TO ATTRACT, TRAIN, MOTIVATE, AND RETAIN KEY EMPLOYEES MAY HARM OUR BUSINESS

         The competition for highly skilled employees is intense. Our business depends on the efforts and abilities of our senior management, our research and development staff and other key sales, support, technical, and services personnel. Our failure to attract, train, motivate, and retain such employees would impair our development of new products, our ability to provide technical services and the management of our business. This would seriously harm our business, operating results, and financial position.

PART II: OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         Enlighten is subject to certain legal actions that have arisen in the ordinary course of business. Management believes that the ultimate outcome of these actions will not have a material affect on Enlighten's consolidated financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.       OTHER INFORMATION

         None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27.01        Financial Data Schedule

         (b)  Reports on Form 8-K:

              None

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                           FORM 10-QSB, JUNE 30, 2000
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Enlighten Software Solutions, Inc.


DATE:        August 11, 2000            SIGNATURE:   /s/ Bill Bradley
     ------------------------------                  ----------------
                                                     Bill Bradley
                                                     President and
                                                     Chief Executive Officer



DATE:        August 11, 2000            SIGNATURE:   /s/ Stephen E. Giusti
     ------------------------------                  ---------------------
                                                     Stephen E. Giusti
                                                     Vice President, Finance and
                                                     Administration and
                                                     Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.                          DESCRIPTION
___________                    _______________________

 27.01                         Financial Data Schedule