Form 10QSB
period 2000-09-30
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 2000-11-14
CIK 919175

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10 - QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-23446

                             ----------------------

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                             ----------------------

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

                             ----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Outstanding
                 Class                              November 3, 2000
                 -----                              ----------------
        COMMON STOCK, NO PAR VALUE                      4,971,467

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                     PAGE NO.
---------------------------------------------------------------------------------------------
PART I           FINANCIAL INFORMATION

   Item 1.       Financial Statements:

                 Condensed Consolidated Balance Sheets:  September 30, 2000 and
                    December 31, 1999...........................................         3

                 Condensed Consolidated Statements of Operations:
                    Three and Nine Months Ended September 30, 2000 and 1999.....         4

                 Condensed Consolidated Statements of Cash Flows:
                    Nine Months Ended September 30, 2000 and 1999...............         5

                 Notes to Condensed Consolidated Financial Statements...........         6

   Item 2.       Management's Discussion and Analysis or Plan of Operations.....        10



PART II          OTHER INFORMATION

   Item 1.       Legal Proceedings..............................................        22

   Item 2.       Changes in Securities and Use of Proceeds......................        22

   Item 3.       Defaults Upon Senior Securities................................        22

   Item 4.       Submission of Matters to a Vote of Security Holders............        22

   Item 5.       Other Information..............................................        23

   Item 6.       Exhibits and Reports on Form 8-K...............................        23

                 SIGNATURES.....................................................        24

PART I:        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           September 30,        December 31,
                                 ASSETS                                        2000                 1999
                                                                           ------------         ------------
Current assets:
  Cash and cash equivalents .......................................        $  1,534,800         $  1,045,600
  Short-term investments ..........................................             248,400              247,500
  Accounts receivable, less allowance for doubtful
   accounts of $50,000 ............................................             189,700            1,285,500
  Prepaid expenses and other assets ...............................             162,300               60,900
                                                                           ------------         ------------
    Total current assets ..........................................           2,135,300            2,639,500

Property and equipment, net .......................................             289,000              402,700
Software development costs, net ...................................             162,100              208,400
Other assets ......................................................             352,000              312,100
                                                                           ------------         ------------
                                                                           $  2,938,400         $  3,562,700
                                                                           ============         ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ..........................................        $    188,300         $    177,000
  Accrued and other current liabilities ...........................             532,400              335,600
  Deferred revenue ................................................             204,300               81,800
                                                                           ------------         ------------
    Total current liabilities .....................................             925,000              594,400

Commitments and contingencies

Shareholders' equity:
  Preferred stock, 1,000,000 shares authorized,
   none issued and outstanding ....................................                  --                   --
  Common stock, no par value, 20,000,000 and 10,000,000 shares authorized, 4,972,312 and 4,217,978 issued and outstanding at
   September 30, 2000 and December 31, 1999, respectively .........          11,264,400            8,410,400
  Deferred stock-based compensation ...............................             (18,300)             (85,000)
  Accumulated other comprehensive loss ............................             (31,300)             (32,200)
  Accumulated deficit .............................................          (9,201,400)          (5,324,900)
                                                                           ------------         ------------
    Total shareholders' equity ....................................           2,013,400            2,968,300
                                                                           ------------         ------------
                                                                           $  2,938,400         $  3,562,700
                                                                           ============         ============


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three months ended                  Nine months ended
                                                     September 30,                       September 30,
                                             -----------------------------       -----------------------------
                                                 2000              1999              2000              1999
                                             -----------       -----------       -----------       -----------
Revenue:
  Product license fees ................      $   281,500       $   500,100       $   887,300       $ 1,532,000
  Product maintenance fees ............          103,100           159,200           464,800           484,300
  Consulting services .................           20,900            14,000           117,700           346,600
  Royalties ...........................           28,200            47,000            66,700           134,000
                                             -----------       -----------       -----------       -----------
    Total revenue .....................          433,700           720,300         1,536,500         2,496,900

Cost of revenue:
  Product licenses ....................           36,700            83,000            96,600           270,600
  Product maintenance .................           20,800            82,300           119,400           251,300
  Consulting services .................            2,200               400            52,900            50,300
                                             -----------       -----------       -----------       -----------
    Total cost of revenue .............           59,700           165,700           268,900           572,200
                                             -----------       -----------       -----------       -----------

      Gross margin ....................          374,000           554,600         1,267,600         1,924,700

Operating expenses:
  Research and development ............          799,700           519,700         2,104,700         1,517,400
  Sales and marketing .................          632,000           385,500         1,968,600         1,316,900
  General and administrative ..........          581,500           154,500         1,145,300           593,400
                                             -----------       -----------       -----------       -----------
    Total operating expenses ..........        2,013,200         1,059,700         5,218,600         3,427,700
                                             -----------       -----------       -----------       -----------

        Operating loss ................      $(1,639,200)      $  (505,100)      $(3,951,000)      $(1,503,000)

Other income, net .....................           17,100            25,700            58,900            93,600
                                             -----------       -----------       -----------       -----------

        Loss before income taxes ......      $(1,622,100)      $  (479,400)      $(3,892,100)      $(1,409,400)
                                             -----------       -----------       -----------       -----------

Income tax benefit ....................               --           (11,500)          (15,400)          (10,700)
                                             -----------       -----------       -----------       -----------

        Net loss ......................      $(1,622,100)      $  (467,900)      $(3,876,700)      $(1,398,700)
                                             ===========       ===========       ===========       ===========


Basic and diluted net loss per share ..      $     (0.33)      $     (0.12)      $     (0.84)      $     (0.35)
                                             ===========       ===========       ===========       ===========

Shares used in computing basic and
 diluted net loss per share ...........        4,966,279         4,046,848         4,636,784         3,981,315
                                             ===========       ===========       ===========       ===========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          ------------------------------
                                                                              2000              1999
                                                                          -----------       -----------
Cash flows from operating activities:
  Net loss .........................................................      $(3,876,700)      $(1,398,700)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..................................          252,000           315,100
    Loss on disposal of property and equipment .....................            1,500                --
    Write-off of fixed assets ......................................               --             2,500
    Stock-based compensation .......................................           51,800                --
    Changes in operating assets and liabilities:
      Accounts receivable ..........................................        1,095,800          (610,200)
      Prepaid expenses and other assets ............................         (141,300)           (2,400)
      Trade accounts payable .......................................           11,300          (102,700)
      Accrued and other current liabilities ........................          196,800          (145,600)
      Deferred revenue .............................................          122,600            35,600
                                                                          -----------       -----------
        Net cash used in operating activities ......................       (2,286,200)       (1,906,400)
                                                                          -----------       -----------

Cash flows from investing activities:
  Capitalization of software development costs .....................          (48,600)               --
  Sales of short-term investments ..................................               --         1,000,000
  Purchases of property and equipment ..............................          (44,900)          (64,100)
                                                                          -----------       -----------
        Net cash (used in) provided by investing activities ........          (93,500)          935,900
                                                                          -----------       -----------

Cash flows from financing activities:
  Proceeds from issuance of stock, net .............................        2,868,900           350,900
                                                                          -----------       -----------
        Net cash provided by financing activities ..................        2,868,900           350,900
                                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents ...............          489,200          (619,600)

Cash and cash equivalents at beginning of period ...................        1,045,600         1,900,000
                                                                          -----------       -----------

Cash and cash equivalents at end of period .........................      $ 1,534,800       $ 1,280,400
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

Certain amounts in the condensed consolidated financial statements as of December 31, 1999 and for the three and nine months ended September 30, 1999, have been reclassified to conform with the 2000 presentation.

2.      Revenue Recognition

Product license fees are recognized after the following events have occurred: a product evaluation has been shipped to the customer; the customer elects to purchase the software following an evaluation period; the customer signs the related contract; and collection of the sales price is probable. Royalty revenues that are contingent upon sale to an end-user by original equipment manufacturers are recognized upon receipt of a report of shipment from the original equipment manufacturer. Product maintenance fees committed as part of new product licenses and maintenance fees resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period, generally one year. Consulting service revenue is recognized

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts.

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

Additionally, Enlighten has classified its investments in preferred stock of $248,400 as of September 30, 2000 as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity.

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

5.      Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains and losses on "available-for-sale" short-term investments that have been excluded from net income and reflected in equity. A summary of comprehensive loss follows:

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                             -----------------------------       -----------------------------
                                                 2000              1999              2000              1999
                                             -----------       -----------       -----------       -----------
Net loss ..............................      $(1,622,100)      $  (467,900)      $(3,876,700)      $(1,398,700)
Unrealized gain (loss) on securities ..            1,800            (7,600)              900           (17,900)
                                             -----------       -----------       -----------       -----------
Comprehensive loss ....................      $(1,620,300)      $  (475,500)      $(3,875,800)      $(1,416,600)
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

The following is a reconciliation of the weighted average common shares used to calculate basic net loss per share to the weighted average common and potentially dilutive common shares used to calculate diluted net loss per share:

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                 ------------------------      ------------------------
                                                    2000           1999           2000           1999
                                                 ---------      ---------      ---------      ---------
Weighted average common shares used to
 calculate basic net loss per share .......      4,966,279      4,046,848      4,636,784      3,981,315
   Stock options ..........................             --             --             --             --
   Warrants ...............................             --             --             --             --
                                                 ---------      ---------      ---------      ---------
Weighted average common and potentially
 dilutive common shares used to calculate
 diluted earnings (loss) per share ........      4,966,279      4,046,848      4,636,784      3,981,315
                                                 =========      =========      =========      =========

Weighted average stock options and warrants to purchase 103,954 and 204,250 shares of common stock for the three months ended September 30, 2000 and 1999, respectively, and 690,782 and 387,415 shares of common stock for the nine months ended September 30, 2000 and 1999, respectively, were outstanding but not included in the computation of diluted earnings per common share because they are antidilutive as a result of Enlighten's net loss.

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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

101 no later than in the fourth quarter of 2000. Enlighten does not expect SAB No. 101 to have a significant impact on its financial statements.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." This Interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, this Interpretation is effective July 1, 2000. The adoption of Interpretation No. 44 did not have a material effect on Enlighten's consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133." SFAS No. 133 requires Enlighten to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. If further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, Enlighten will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. Enlighten is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. Enlighten does not expect the adoption will be material to Enlighten's financial position or results of operations since Enlighten does not participate in such investments or activities.

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

HISTORICAL RESULTS OF OPERATIONS

Net Revenue

        Net revenue decreased $286,600, or 40%, to $433,700 in the third quarter of 2000, as compared to the same period in 1999. This decrease is due primarily to a decrease in revenues from SGI. Total revenue for the nine months ended September 30, 2000, decreased $960,400, or 38% from the same period in 1999. The decrease is due in part to Enlighten's change in reporting revenues from our OEM relationship with SGI. For the first quarter of 2000, revenues from our relationship with SGI were not included in operating results. In prior quarters, SGI provided Enlighten with revenue information prior to the issuance of Enlighten's interim financial information and thus, revenue had been recorded in the period in which SGI shipped its servers and workstations. During the first quarter of 2000, SGI did not report revenue prior to the issuance of Enlighten's interim financial information and beginning in the second quarter of 2000 revenues from SGI are recorded in the quarter in which the report is received from SGI.

        Revenue from product license fees decreased $218,600, or 44%, to $281,500 in the third quarter of 2000, as compared to 1999. The decrease was primarily attributable to a decrease in revenues from our relationship with SGI. Total revenue from product license fees for the nine months ended September 30, 2000 decreased $644,700, or 42%, from the same period in 1999. The change in reporting SGI revenues as discussed above, is partially attributable for this decrease. License fees from SGI are derived from SGI's Unix server and workstation sales on a per unit shipped basis. Additionally, SGI has reported lower revenues from its Unix server and workstation shipments, thereby lowering the license fees we receive from SGI.

        Product maintenance fees decreased by $56,100, or 35%, to $103,100 in the third quarter of 2000, and decreased $19,500, or 4%, to $464,800 in the nine months ended September 30, 2000, as compared to the same periods in 1999. The decrease was due to a decrease in maintenance fees received from SGI pursuant to our amended agreement with SGI, partially offset by an increase in end-user maintenance fees due to a larger customer base. Product maintenance fees from SGI during the fourth quarter of 2000 will be the same as during the third quarter of 2000.

        Consulting services revenue increased by $11,900, or 132%, to $20,900, in the third quarter of 2000, as compared to 1999. This increase was primarily due to the increase in professional services sold to our customers. For the nine months ended September 30, 2000 consulting services revenue decreased by $210,900, or 64%, to $117,700 due to a decrease in non-recurring engineering revenues related to Enlighten's 1999 strategic relationship with IBM compared to the Enlighten's 2000 OEM relationship with Intel.

        Royalties consist primarily of royalties from BMC Corporation ("BMC"), formerly New Dimensions Software, Inc., from product license fees and product maintenance fees generated by the Tandem product line sold to BMC in October 1997. Total royalties decreased by $18,800, or 40%, to $28,200 in the third quarter of 2000 and decreased $67,300, or 50%, to $66,700 in the nine months ended September 30, 2000, as compared to the same periods in 1999. This decrease was primarily due to a lower royalty rate used during 2000 than 1999. Enlighten was entitled to receive royalties from BMC through September 2000, there will be no royalties from BMC in future periods.

Cost of Revenue

        Cost of license revenue consists of royalties paid to third parties, amortization of software development costs, product packaging and documentation, and software media. Cost of license revenue decreased by $46,300, or 56%, in the third quarter of 2000, and $174,000, or 64%, in the nine months ended September 30, 2000, as compared to the same periods in 1999. This decrease was primarily due to a decrease in royalties paid to third parties and a decrease in the quantity of hardcopy product documentation shipped during 2000.

        Cost of maintenance revenue includes customer support costs, such as hot-line and on-site support. Cost of maintenance revenue decreased by $61,500, or 75%, in the third quarter of 2000, and $132,000, or 53%, in the nine months ended September 30, 2000, as compared to same periods in 1999. This decrease was due primarily to a decrease in customer support headcount and personnel related costs.

        Cost of consulting services revenue consists of the direct costs required to provide the consulting services. Cost of consulting services revenues increased by $1,800 in the third quarter of 2000 and $2,500 in the nine months ended September 30, 2000, as compared to the same periods in 1999. This increase is due primarily to an increase in customers that require consulting services.

Research and Development

        Research and development expenses consist of personnel expenses and associated overhead, and the costs of short-term independent contractors required in connection with product development efforts. Enlighten's investment in research and development, prior to capitalization of software development costs, was $799,600 and $519,700 respectively, representing 184% and 72% of total revenue for the third quarter of 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999,

Enlighten's investment in research and development, prior to capitalization of software development costs, was $2,153,300 and $1,517,400, respectively, representing 140% and 61% of total revenue. The increase of $280,000, or 54%, in the third quarter of 2000, and the increase of $635,900, or 42%, in the nine months ending September 30, 2000, when compared to the same periods in 1999, was primarily attributable to higher personnel related expenses due to higher headcount and increases in contract labor costs and employee recruiting. Enlighten capitalized approximately $48,600 of software development costs for the nine months ended September 30, 2000, which represented approximately 2% of total research and development expenditures incurred. There were no software development costs capitalized in the third quarter of 2000 or 1999. The amount of capitalized software development costs in any given period may vary depending on the nature of the development performed.

        Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established in the form of a working model. Enlighten expects research and development expenses to continue to increase in absolute dollars as Enlighten continues to invest in the enhancement of existing products and the development of new products.

Sales and Marketing

        Sales and marketing expenses include costs of sales and marketing personnel, advertising and promotion expenses, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $246,500 or 64%, to $632,000 in the third quarter of 2000, and by $651,700 or
50%, to $1,968,600 in the nine months ended September 30, 2000, when compared to the same periods in 1999. The increases were primarily due to higher personnel related expenses due to higher headcount, and increases in trade show expenses, employee recruiting, and travel costs.

General and Administrative

        General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as professional fees, legal expenses, and other administrative costs, increased by $427,000, or 276%, to $581,500 in the third quarter of 2000, and by $551,900, or
93%, to $1,145,300 in the nine months ended September 30, 2000, when compared to the same periods in 1999. The increases were primarily due to a final royalty payment made on a portion of the EnlightenDSM product, additional legal fees related to the amended SGI agreement and exploring strategic alternatives, higher compensation expense on stock options granted to consultants and higher investor relations expenses.

Other Income, Net

        Other income and expense includes interest income net of interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Other income, net decreased by $8,500, or 33%, to $17,100 in the third quarter of

2000, and $34,700, or 37%, to $58,900 in the nine months ended September 30, 2000, when compared to the same periods in 1999, primarily due to a decrease in interest income due to a lower average balance of invested cash and short-term investments.

Income Tax Expense (Benefit)

        Income tax expense (benefit) consists of the minimum state income taxes due in California and New Jersey offset by refunds received in 2000 from net operating loss carrybacks realized for Enlighten's subsidiary in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000, our cash and cash equivalents and short-term investments were $1,783,200, representing 62% of total assets. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Our short-term investments are primarily highly liquid investment grade preferred stock. Our working capital was $1,210,300 as of September 30, 2000. We had no debt as of September 30, 2000, other than normal trade payables and accrued liabilities. Shareholders' equity as of September 30, 2000 was $2,013,400.

        During the nine months ended September 30, 2000, cash used in operating activities increased $379,800 to $2,286,200, compared to the same period of the prior year. The change was principally caused by increases in net losses partially offset by changes in the balances of operating assets and liabilities.

        Enlighten's investing activities consisted primarily of sales of short-term investments, additions to capital equipment and the capitalization of software development costs, which combined represented $93,500 of cash used in investing activities during the nine months ended September 30, 2000 and $935,900 of cash provided by investing activities during the nine months ended September 30, 1999. The decrease is primarily due to the sale of short-term investments in the third quarter of 1999.

        Financing activities provided cash of $2,868,900 in the first nine months of 2000, compared with cash provided of $350,900 in the same period of 1999. The increase in cash provided from financing activities resulted from Enlighten's April 2000 private placement offering of 715,885 units, each consisting of one share of common stock and one redeemable purchase warrant to purchase one share of common stock.

        We believe that our existing capital resources, including the private placement, are adequate to maintain our current operations through December 2000. However, in order to continue to fund and expand our operations and meet our other obligations through 2001, we will be required to obtain additional financing. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.

ENLIGHTEN RETAINS HOULIHAN LOKEY HOWARD & ZUKIN TO EXAMINE STRATEGIC OPTIONS

        Enlighten has retained the investment banking firm of Houlihan Lokey Howard & Zukin, San Francisco, California to advise the Board of Directors regarding its strategic alternatives for maximizing shareholder value which could include strategic investment, merger or acquisition.

        There is no assurance that a transaction will be consummated. If a transaction is consummated, there can be no assurance as to the price or other terms at which such a transaction might be concluded.

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

        We have experienced significant quarterly fluctuations in operating results and expect that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including:

    - the timing of new product or product enhancement introductions by us or our competitors,

    - the development and introduction of new operating systems that require additional development efforts,

    -   purchasing patterns of our customers,

    -   size and timing of individual orders,

    -   the rate of customer acceptance of new products, and

    -   pricing and promotion strategies undertaken by us or our competitors.

        Future operating results may fluctuate as a result of these and other factors, including:

    - our ability to continue to develop, acquire and introduce new products on a timely basis,

    - the timing and level of sales by our OEM or other third-party licensees of computer systems or software incorporating our products,

    -   technological changes in computer systems and environments,

    -   quality control of the products sold,

    - our success in shifting our primary sales strategy from direct to indirect channels, and

    -   general economic conditions.

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

WE NOW DERIVE ALL OF OUR REVENUES FROM THE OPEN SYSTEMS MARKET AND WE MAY NOT BE SUCCESSFUL IN THAT MARKET

        The future success of our business is substantially dependent on our ability to generate significant revenue from our Linux, Unix and Windows product offering. Although we have entered into a number of agreements with others to bundle or integrate our products into theirs, we may not be successful in our efforts to generate significant revenue from these agreements.

WE CONTINUE TO NEED ADDITIONAL CAPITAL, AND THERE IS NO CERTAINTY OF ADDITIONAL FINANCING

        During the last five years we have financed our operations primarily through sales of equity securities and the sale of a prior product line. We believe that our existing capital resources, including our recent financing where we raised $3,114,100, are adequate to maintain our current operations through December 2000. In order to maintain our current operations beyond December 2000 and to continue to fund and expand our operations and meet our other obligations through 2001, we will be required to obtain additional financing. The extent of our need for additional financing depends on our future performance, which, in part, is subject to general economic conditions and other factors beyond our control. We may not be able to obtain such financing, or financing in the level of net proceeds required for us to remain in business.

A SIGNIFICANT PERCENTAGE OF OUR REVENUES IS ATTRIBUTED TO SALES TO ONE OF OUR CUSTOMERS

        Our largest customer accounts for a substantial percentage of our revenues. During the nine months ended September 30, 2000 and the year ended December 31, 1999, approximately 39% and 60%, respectively, of our revenues consisted of license and maintenance fees received under our OEM relationship with SGI to bundle a subset of features of the EnlightenDSM product with each Unix server and workstation that SGI ships. License fees from SGI decreased during the nine months ended September 30, 2000 when compared to 1999 and during 1999 when compared to 1998. If these license fees continue to decline, our revenues and financial results may be harmed.

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

THE MARKET FOR OUR PRODUCTS IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND IF WE ARE NOT ABLE TO DEVELOP OR MARKET NEW PRODUCTS TO RESPOND TO SUCH CHANGE, OUR REVENUE WOULD BE SIGNIFICANTLY AFFECTED.

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

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Shareholders held August 30, 2000 and September 21, 2000, the shareholders of Enlighten approved the following matters:

        1. A proposal to elect five (5) directors of Enlighten to serve for the ensuing year and until their successors are elected or until such director's earlier resignation or removal.

             Nominee                                         In Favor           Withheld
             -------                                         ---------          --------
             Michael Seashols........................        4,232,569            78,670
             David D. Parker.........................        4,059,199           252,040
             Peter J. McDonald.......................        4,231,369            79,870
             Michael A. Morgan.......................        4,229,911            81,328
             Peter J. Sprague........................        4,059,199           252,040

        2. A proposal for approval and the ratification of an amendment to Enlighten's Restated Articles of Incorporation increasing the number of authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares of Common Stock was approved by a vote of 4,157,409 for, 137,730 opposed, and 659,495 withheld.

        3. A proposal for approval and the ratification of the adoption of an increase in aggregate the maximum number of shares of Enlightens Common Stock issuable under its 1992 Stock Option Plan by 1,000,000 shares, from 2,000,000 shares to 3,000,000 of Common Stock was approved by a vote of 1,438,435 for, 263,750 opposed, and 3,252,449 withheld.

        4. A proposal for approval and the ratification of the adoption of an increase in aggregate the maximum number of shares of Enlighten's Common Stock issuable under its 1994 Employee Stock Purchase Plan by 100,000 shares, from 200,000 to 300,000 shares of Common Stock was approved by a vote of 1,656,848 for, 75,097 opposed, and 3,222,689 withheld.

        5. A proposal for approval and the ratification of the selection of KPMG LLP as independent public accountants for the year ending December 31, 2000 was approved by a vote of 4,288,289 for, 7,050 opposed, and 659,295 withheld.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

           27.01      Financial Data Schedule

        (b) Reports on Form 8-K:

           None

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.
                         FORM 10-QSB, SEPTEMBER 30, 2000
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Enlighten Software Solutions, Inc.


DATE: November 13, 2000              SIGNATURE: /s/ Bill Bradley
      -----------------                        --------------------------------
                                               Bill Bradley
                                               President and
                                               Chief Executive Officer



DATE: November 13, 2000              SIGNATURE: /s/ Stephen E. Giusti
      -----------------                        --------------------------------
                                               Stephen E. Giusti
                                               Vice President, Finance and
                                               Administration and
                                               Chief Financial Officer