Form 10KSB
period 2000-12-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 2001-04-02
CIK 919175

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                              TITLE OF EACH CLASS

                           COMMON STOCK, NO PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The registrant's revenues for the fiscal year ended December 31, 2000 were $1,802,400.

    The approximate aggregate market value of the registrant's common stock held by non-affiliates on March 15, 2001 was $2,380,600. This amount excludes shares held by directors, executive officers and holders of 5% or more of the outstanding common stock since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of common shares outstanding as of March 15, 2001 was 4,979,812.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the definitive proxy statement for the 2001 Annual Meeting are incorporated by reference into Part III hereof.

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

OVERVIEW

     We provide software solutions that allow the user to automate configuration and management tasks and monitor critical performance and operational characteristics of computer servers and workstations in the commercial environment. Our products allow the user to manage many computers through a single console view of its computer infrastructure. They are available for multiple operating systems within three distinct categories of computer and software architecture, including Unix, Linux, FreeBSD and Windows. Our products enable users of computer servers and workstations that are networked or Internet-based to manage their operations across various sites. Our core product, EnlightenDSM(TM), allows companies to manage their mission critical computer servers and workstations by enabling system managers and administrators to standardize the management of diverse computer operating systems, such as Unix, Linux, FreeBSD and Windows, and to monitor the on-going performance and availability of many different systems running together.

     Our software manages products from vendors such as Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Microsoft Corporation, The Santa Cruz Operation, Silicon Graphics, Inc. or SGI, Sun Microsystems, Inc., Red Hat, Inc., TurboLinux Inc., Caldera Systems, Inc. and SuSE, Inc. Our EnlightenDSM product suite is a fully integrated, cross-platform software solution.

     The key elements of our strategy include enabling the integration of Linux into the corporate environment, focusing on the mid-sized organization and departments of larger companies, adding timely and effective manageability to Internet-based application environments and distributing our products through third-party relationships such as software vendors, hardware vendors, Linux distributors, systems management service providers and Linux appliance manufacturers. We also plan to leverage the strategic relationship recently developed with Maden Tech Consulting, Inc., to enhance our services practice and expand our distribution network.

     Enlighten Software Solutions, Inc. was incorporated in California in June 1986 as LAB, Inc. In June 1986, LAB, Inc. changed its name to Software Professionals, Inc. In May 1996, Software Professionals, Inc. changed its name to Enlighten Software Solutions, Inc. Enlighten's principal executive offices are located at 999 Baker Way, Fifth Floor, San Mateo, California 94404. Enlighten's telephone number is (650) 578-0700.

RECENT DEVELOPMENTS FOR ENLIGHTEN

  Subsequent Events

     In February 2001, we entered into a loan agreement with Maden Tech Consulting, Inc. or Maden Tech, a privately held Delaware corporation, through which we obtained a credit facility from Maden Tech. Under the loan agreement, Maden Tech agreed to provide us an initial advance of $100,000 and, in the sole discretion of Maden Tech, additional advances under a credit facility providing for total borrowings in the aggregate amount of up to $1,118,250. All amounts extended under the credit facility are secured by our core products, technology and intellectual property and are evidenced by a convertible note repayable upon demand by

Maden Tech after July 15, 2001. Interest shall be paid quarterly at a rate equal to the Federal short-term rate announced by the Internal Revenue Service, calculated monthly.

     To satisfy certain of the conditions precedent specified in the loan agreement, on March 6, 2001, we (1) expanded the size of our board of directors from four to seven members, (2) caused one of our incumbent directors to resign effective upon the receipt of the initial advance, and (3) appointed four individuals designated by Maden Tech to serve on our board of directors. In addition, Omar Maden, the sole stockholder, Chief Executive Officer and a director of Maden Tech, was appointed to serve as our Chief Executive Officer effective immediately following the initial advance.

     The four directors designated by Maden Tech were Omar Maden; David Ford, Senior Vice President and General Counsel of Maden Tech; Robert Hinaman, CEO of esqNetwork, Inc. and a former Managing Director of Chase Manhattan Bank for European Mergers and Acquisitions; and Kim McCaffrey, President of MC Info, Inc. a subsidiary of Maden Tech. The remaining three seats on our board of directors continue to be held by three of the four incumbent members of the board, including David Parker, Co-Chairman of the Board and a former CEO; Michael Seashols, Co-Chairman of the Board and former Chairman and CEO of Evolve Software; and Peter Sprague, Chairman of WaveSystems Corp. and former Chairman of the Board of National Semiconductor Corporation.

     Subject to adjustment upon the occurrence of certain events, Maden Tech is entitled to convert amounts extended under the credit facility into shares of our common stock at a conversion price of $0.225 per share. Accordingly, as a result of the initial $100,000 advance made by Maden Tech on March 6, 2001, Maden Tech acquired beneficial ownership of 444,444 shares of our common stock. On March 12, 2001 and March 28, 2001, Maden Tech advanced additional amounts of $75,000 and $150,000, respectively. This $225,000 can be converted in to an aggregate of an additional 1,000,000 shares of common stock. Maden Tech expects to acquire beneficial ownership of additional shares of our common stock as additional amounts are loaned to us under the credit facility. If the credit facility were fully extended, Maden Tech would acquire the right to convert the indebtedness into up to 49.9% of the share of our common stock then outstanding (excluding, for the purpose of such calculation, shares of common stock issuable upon exercise by Maden Tech of the warrant described in the next paragraph).

     As a condition precedent to obtaining the initial advance, on March 6, 2001, we granted Maden Tech a warrant to purchase up to 2,000,000 shares of our common stock. The warrant is immediately exercisable and will remain exercisable until March 6, 2002, at a price equal to the trailing five-day average closing price of our common stock calculated as of the trading day immediately before the date of exercise. Accordingly, as of the date hereof Maden Tech beneficially owns 3,444,444 shares of our common stock, representing 40.9% of the shares of common stock outstanding.

     In December 2000, we announced that we would restructure our operations during the first quarter of 2001. In conjunction with our agreement with Maden Tech, we are refocusing our business strategy from a technology orientation to a solutions-based sales and marketing effort. Our objective for our end-user customers is to market and sell software and services to better establish our software as a complete administration and monitoring tool and use our services to help successfully deploy our software products at our end-user customer sites.

     Additionally, we implemented a plan to decrease our operating expenses to a level which our historical sales volume can support. As a result, our headcount decreased subsequent to year end as engineering positions were eliminated and through attrition in other departments. We will continue our effort to add OEM partners and increase our end-user customer sales for both product license fees and consulting services.

  Recent Developments

     In 2000, we continued adding OEM partners and introduced versions of our EnlightenDSM product for certain releases of the Linux open source operating system. Linux is a free, open source alternative to proprietary Unix operating systems. The Linux operating system is bundled with complimentary products, packaged, sold and supported by many different companies. These products are commonly known as Linux distributions. During 2000, we released version 4.2 of our EnlightenDSM product, we entered into an agreement to include our system monitoring and reporting technology into the SuSE Linux 6.4 for Intel distribution, entered into a product distribution agreement with The LinuxStore and completed a customer licensing agreement with Mindspring Enterprises, subsequently merged into Earthlink. Additionally, we completed the development phase of our relationship with Intel to incorporate the Linux version of our technology into Intel's LANDesk(R) product for its System Management Division, we released Enlighten Administrator for Sun Management Center providing seamless integration between certain administrative portions of the EnlightenDSM product and Sun's Management Center products.

  OEM Bundling and Reseller Agreements

     In August 2000, we restructured our relationship with SGI. SGI will bundle the entire EnlightenDSM product on SGI's servers and workstations for their IRIX and Linux operating systems. Enlighten continues to receive license fees for each copy distributed to SGI's IRIX customers and has received lower maintenance fees through December 2000, when maintenance agreements will be sold directly to end-user customers.

     In June 2000, we released Enlighten Administrator for Sun Management Center providing seamless integration between certain administrative portions of the EnlightenDSM product and Sun's Management Center products. We sell this product directly to Sun's Sun Management Center customers complementing the existing event monitoring software that is included in the Sun Management Center product.

     In May 2000, Intel announced the availability of LANDesk(R)Server Manager for Linux. Using our technology, the LANDesk(R)Server Manager for Linux fully integrates into Intel's LANDesk(R)Management Suite, the industry-leading system management tool for Microsoft and Novell networks. Under this agreement, we receive a certain percent of the license revenues Intel records from the sale of each copy of LANDesk(R) Server Manager for Linux shipped by Intel or its resellers.

     In March 2000, we entered into an agreement with SuSE under which SuSE bundles a single user version of our system monitoring and reporting technology with each copy of SuSE's Linux 6.4 for Intel distribution. Under this agreement, SuSE customers are able to monitor critical system and operating conditions once they have licensed the technology through our e-commerce website.

     In February 2000, we entered into a product distribution agreement with The LinuxStore, a wholly owned subsidiary of EBIZ Enterprises, to distribute our EnlightenDSM 3.4 for Red Hat through The LinuxStore's e-commerce website.

INDUSTRY BACKGROUND

     The most dynamic changes in the industry continue to be in the market consisting of networked computer systems comprised of servers and workstations. These computer systems have traditionally been based upon Unix and Windows NT operating systems. Since mid 1999, Linux has moved in to compete with the growth of these existing systems. At the same time many companies are increasingly using these servers and their associated workstations for more time sensitive or mission critical applications that are integral to the organization's day-to-day operations. This trend is being accelerated by the increased use of the Internet between businesses, between businesses and customers and within companies to automate and communicate more efficiently. In more and more cases today, the Internet and the web-based applications that companies build to exploit it, are the business itself. Taken together, customers face the addition of Linux to the already complex mix of many versions of Unix and Windows and the increased need for immediate, flexible and easy to use computing solutions that provide business benefits quickly.

     The Linux Operating System and the accelerated adoption of this platform in customer IT departments are of interest to us. Linux is an open source operating system meaning that it is both free to download from the Internet and open to modification and enhancement by users and other interested parties. According to International Data Corporation, Linux has a growth rate twice that of traditional Unix and Windows systems yet it lacks the sophisticated tools and utilities for management and instrumentation that accompany traditional commercial products. Native Linux management tools typically address the management of a single Linux machine one at a time and do not address the management of Unix, Linux, FreeBSD and Windows networks that need to function collectively. Commercial adoption of Linux is being promoted by companies such as Red Hat, Caldera Systems, SuSE, TurboLinux, VA Linux, Silicon Graphics, IBM and others.

     The commercial providers of Linux fall into three primary categories. The first category is Linux Distributors. These companies take the freely available Linux operating system and package it with enhancements that add commercial value and make it easier to install and use. The second category is Linux Service Providers. These companies sell installation, customization, development and ongoing support services that relate to and depend on Linux. The third category is Linux Solution Providers that combine the Linux operating system with other hardware or software components to provide a turnkey solution. As an alternative to traditional Unix operating systems, Linux systems have potential to provide robust, reliable and scalable commercial computing performance at a much lower price point.

     Working in the same environment, Unix and Linux comprise the open systems marketplace that offers several benefits to customers, such as common standards, allowing for combinations of hardware and software from a variety of vendors. Other benefits include lower price points than mainframes, cost effective networking and a large pool of experienced technical personnel. However, managing the operations of large client/server systems or massive rack mounted servers in an Internet Service Provider ("ISP") or Application Service Provider ("ASP") environment can be difficult and labor intensive. As corporate customers build mission critical applications and Internet-based relationships on Unix, Linux, FreeBSD and Windows NT systems, they are demanding sophisticated yet quick and easy to deploy management and administration tools. The diversity of systems and applications has increased significantly in recent years. The introduction and proliferation of the Linux operating system into existing Unix and Windows NT environments, the increased scope of applications from core business transactional software to decision support, groupware and Internet/ Intranet products and the advancement of requirements of a centralized information technology, or IT, department to manage systems in remote physical locations has greatly expanded the systems management expertise required within IT organizations of these companies. Additionally, an inherent characteristic of open systems is a lack of complete integration of the various vendors' products. The development of standards such as Simple Network Management Protocol, or SNMP, the leading protocol for network management and the leading standard for information collection in multi-vendor computing environments, provide a standard framework for systems management products in open environments, but these standards must be integrated and managed. Many hardware manufacturers have been slow to provide effective multi-vendor solutions to manage their own, let alone their competitor's hardware, creating a market need for truly heterogeneous system administration solutions.

     While open systems have produced significant advantages, the management of these widespread mixed vendor open systems presents a major challenge. Add to that the increased demands to reduce time to deployment and time to market that are imposed by the Internet and web-based applications and businesses face the prospect of managing increasingly complex networks of resources with less time and skill to make them productive and keep them available. The responsibility for managing these open systems has become the domain of technicians who typically use limited system utilities and historically prefer "home grown" routines and manual procedures.

     The market needs of open systems customers are currently being addressed either through manual procedures and routines of a company's internal IT organization, or by one of three types of solutions: (i) point products, or stand-alone products designed to address one particular function or requirement;
(ii) interfaced products, or a set of point products loosely coupled by a common interface but not truly integrated; and (iii) enterprise systems management frameworks, or large monolithic products designed to manage a customer's entire computing infrastructure from mainframe systems, to Unix/NT/Linux systems, to desktop PCs. Many products serving this market were developed by porting mainframe technology and architecture to the Unix environment. These solutions are typically expensive to acquire and implement due to the extensive efforts associated with installing and configuring these products to a customer's particular environment.

THE ENLIGHTEN SOFTWARE SOLUTION

     Our products are suited for quick, effective installation and implementation to provide a management infrastructure that matches today's needs for immediate, flexible solutions in the Internet business environment. Our mission is to provide the industry's most pervasive software solutions to help corporate enterprises simply and inexpensively monitor, manage and administer computers that are spread among many locations and consist of many different operating systems. We intend to be a market leader for easy to use, out-of-the-box, broad-based functionality for event monitoring and systems. While numerous standards are being introduced and companies are vying to position themselves in the open systems management market, we are positioning our EnlightenDSM product suite as the one product that is vital and affordable to open systems managers in mixed Unix, Linux, FreeBSD and Windows environments.

     Our systems management solution differentiates itself from other companies' systems management approaches. We believe that systems managers demand management tools that are simple to use, easy to install, scalable and customizable, intuitive to learn and reasonably priced. The EnlightenDSM product suite is targeted to the broadest segment of the open systems market: customers with ten to 1,000 servers and workstations from a variety of the most popular vendors. We believe the product's key strengths that address the needs of this market niche are:

     - Ease of Use: EnlightenDSM is designed to be easily installed and configured. The product is installed and managed from a graphical window. Graphical templates drive the deployment and initial configuration of the product and provide the interface for ongoing monitoring and management once installed. This easy to use interface standardizes complex, proprietary rules and procedures between various server vendors. EnlightenDSM uses the native protocols and storage schemes of each supported platform instead of a proprietary database that cannot be accessed outside of the product.

     - Time to Deployment and ROI: EnlightenDSM installs and begins operating in hours and can be fully configured with customized event alarms and thresholds and integration with other third-party products in weeks. Return On Investment associated with deployment of systems management begins very early after installation, giving customers immediate benefit. Customers benefit from greater productivity of their professional IT staff because of single-console, graphical management of the entire networked environment. Customers also achieve higher availability of all managed servers and workstations because EnlightenDSM monitors critical operating parameters and will alert operators or take automatic corrective action when necessary.

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

     - Open Architecture: EnlightenDSM is based on an architecture which is designed to be easily integrated with most existing point solutions as well as solutions developed by customers internally. The product is also designed to communicate "up" to the enterprise framework products with event mechanisms or easy-to-write scripts in the product's Programmable Event Processor or PEP. EnlightenDSM uses Structured Query Language or SQL with any Open Database Connectivity or ODBC databases and SNMP. The product can operate as an integral part of an enterprise management environment in a larger customer environment, or as the focal point of administration and management in a smaller customer environment, or in divisions/sites of a larger customer environment.

     EnlightenDSM is scalable to large networks and supports the day-to-day operational requirements of networked systems, such as adding users and nodes, reconfiguring system processes, managing disk storage and managing Internet/Intranet users. We believe our product suite is affordably priced, scalable to match customer needs, designed to install quickly for most configurations and will integrate with other system console and network administration products, such as those offered by Tivoli, Computer Associates, Remedy and many others.

STRATEGY

     The following discussion regarding our response to the systems management market and our product and marketing strategy contains forward-looking statements and actual results may vary substantially depending upon a variety of factors, including, but not limited to, the development of emerging markets for systems management and administration software, competition, technological change, changing customer needs, evolving industry standards, any product development delays and our ability to manage future growth and new distribution channels, if any. These and other factors are more fully discussed under the caption "Factors That May Affect Future Results" on page 21.

     Our objective is to become a market leader in integrated open systems event monitoring and systems administration. To achieve this objective, we have adopted a business strategy incorporating the following elements:

  The integration of Linux into the corporate environment

     The management tools and utilities available for the Linux operating system are designed for single machine management only and are typically shareware or freeware that address only one aspect of systems management. In addition, native Linux management tools address Linux platforms only and thus are not beneficial to the existing Unix and Windows environments found at our typical customers. Because our EnlightenDSM product is cross-platform and addresses a broad range of system management and administration needs, IT managers can easily integrate Linux servers and workstations into their corporate environment and use the same tool for a single-console view of the Unix, Linux, FreeBSD and Windows systems in their enterprise. These tools enable users to manage resources in a scalable way and enable the further commercialization of Linux in the business environment.

  Focus on the "under-served" market

     We believe that most of the products in the enterprise systems management market are currently focused toward Fortune 500 companies that possess the resources necessary to implement a monolithic enterprise-wide systems management solution. Mid-sized companies and smaller sites or departments of larger companies cannot effectively and efficiently implement these solutions. Additionally, these customers require less intrusive, more cost-effective means to manage their Unix, Linux, FreeBSD and Windows systems. We believe there are very few products to assist these organizations in managing and monitoring their open systems networks. Our focus for our Unix, Linux, FreeBSD and Windows products is this under-served market, defined as sites with ten to 1,000 Unix, Linux, FreeBSD or Windows workstations or servers without a large mainframe presence. We feel our low-cost, easy-to-use, non-intrusive workgroup administration and systems monitoring solution is the most effective tool for these companies.

  Leverage strategic relationship with Maden Tech

     Our relationship with Maden Tech, a leader in IT integration services, enables Enlighten to offer a more comprehensive software solution. Our technology is designed for integration and extension on a wide scale to our customer's environment, but we have always relied on our customers to complete the value-add with deployment and integration. Through reseller arrangements with Maden Tech, we can now design and deliver more comprehensive management solutions for our clients.

  Penetrate the market through a balanced approach of third-party OEM relationships and direct sales to end-user customers

     For the past three years, our sales and marketing focus has primarily been through indirect sales and partner relationships. We have entered into OEM bundling or technology agreements with Silicon Graphics,

IBM, Sun, TurboLinux, SuSE and Intel. Our product architecture and the design, price point and ease of use of the EnlightenDSM product allow it to be effectively bundled with a hardware or appliance manufacturer's operating system, integrated into a software vendor's offering, or bundled with a Linux distribution. These relationships allow us to penetrate different markets by proliferating our product and technology on thousands of systems. Additionally, we have begun to focus greater resources on direct sales opportunities with end-user customers. We intend to continue to pursue additional partnering relationships and intend to focus our sales and marketing efforts on the following:

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

     - End-User Customers: We will maintain a direct sales force focused on select end-user customers where we can provide value through stronger, more dedicated customer relationships.

     - Maden Tech client base: We believe that Maden Tech's existing and future clients will provide additional business development opportunities for Enlighten. Maden Tech's network monitoring services often require a systems management software tool, and our relationship with the company will provide us with further opportunities to fulfill this need for its expansive client base.

PRODUCTS

     We offer software products designed to automate the management and administration of computer systems. Set forth below is a summary of our principal product offerings.

     In the fast-paced Linux/Unix/Windows environment, millions of new computers are being deployed annually. All system administrators must learn to manage networks in which users are added on a regular and continuous basis. The tools these system administrators need to effectively perform their jobs should be simple, easy to implement and intuitive; not complex, rules-based systems management software. Our customers routinely use our products to add and manage users in mixed environments from a single, template-driven interface to all machines at the same time.

     In December 1994, we acquired core technology for Unix systems administration products and released two complementary Unix products in the second quarter of 1995. The features of these two products were combined in EnlightenDSM version 2.0, which was released in May 1996. This product was further updated to version 3.2 in 1999 and, in October 1999, we released version
3.4 of EnlightenDSM for Linux distributed by TurboLinux and Red Hat. In December 2000, we released version 4 of EnlightenDSM, which, in addition to product feature and function enhancements, added support for FreeBSD, an open source, Unix operating system.

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

  Product license fees

     During 2000, we marketed our products through a direct field sales force and third-party distributors. Our products were marketed throughout North America, Europe and parts of the Pacific Rim by our product sales organization located at our headquarters in San Mateo, California as well as through our regional field sales office in Denver, Colorado and through independent distributors. Additionally, in November 1999, we launched our Internet e-commerce site, which allows customers to purchase and download certain EnlightenDSM products.

     Our new relationship with Maden Tech has provided us with an additional distribution channel. We expect Maden Tech to market our products in exchange for the ability to derive revenues from services engagements with our clients. We believe our clients will benefit from Maden Tech's ability to customize and integrate our EnlightenDSM products in the course of the installation process. As a result, we believe the assistance of the Maden Tech sales force will augment our distribution capabilities as we seek to expand our business.

     Product license fees in 2000 consisted primarily of revenue from the granting of perpetual licenses and from the licensing of product upgrades necessary when customers upgrade their system hardware. Revenue from end-user licenses is payable in full at the commencement of the license period and is recognized after all of the following events have occurred: (i) a product evaluation has been shipped to the customer; (ii) the customer elects to purchase the software following an evaluation period; (iii) the customer signs the related contract; (iv) the fee is fixed and determinable; and (v) the collection of resulting receivables is probable. Product license fees represented 58% of total revenue for the year ended December 31, 2000.

     We continue to build our sales, marketing and customer support organizations with a focus on delivery of our products to OEM partners, resellers, system integrators and end-users. Historically, we have distributed through OEM's and systems management and application software vendors whose products are complementary with ours.

     We are currently investing, and intend to continue to invest, resources to develop the OEM, ISV and VAR channels as well as direct sales to end-user customers. Our efforts to expand in both areas are intended to penetrate the market and achieve widespread commercial acceptance of our products as a workgroup administration standard. There can be no assurance that we will be successful in our efforts to increase the revenues represented by this effort. There is no assurance that our third-party distributors will effectively distribute and exploit our products or that investment in direct sales will continue to expand our customer base. The inability to recruit additional third parties to distribute, market and support our products could have a material adverse affect on our business, operating results and financial condition. A more detailed discussion of these and other risks associated with our business is set forth under the caption "Factors That May Affect Future Results" on page 21.

  Product maintenance fees

     All customers subscribing to our maintenance service agreements are entitled to receive (i) technical support and consultation, primarily over the telephone, and (ii) subsequent product enhancement and maintenance releases we periodically produce. Product maintenance support is provided directly to customers as well as through our authorized distributors. As part of the business model to market through indirect channels, we provide training and education for our third-party distributors to ensure technical proficiency with our products and technology.

     Product maintenance fees consist of all maintenance revenue on new and existing installed software products. We generally charge end users, on an annual basis, for telephone support, product updates and product enhancements. OEM, partner and distributor maintenance is negotiated separately. Product maintenance revenue is recognized ratably over the maintenance contract period (typically one year). Product maintenance fees accounted for 32% of total revenue for the year ended December 31, 2000.

  Consulting services

     Revenue from consulting services consists of fees charged for contract services, product training and other service activities. This division of our technical support organization provides fee-based consulting services to our customers throughout the United States. Our relationship with Maden Tech enables us to utilize Maden Tech's consulting resources which will significantly extend our consulting services offerings. Consulting service revenue is recognized when services are performed for time and material contracts and on a percentage of completion basis for fixed price contracts. Consulting services represented 8% of total revenue for the year ended December 31, 2000.

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

     We provide an integrated workgroup administration and systems management product for open systems currently running on four different Linux distributions, six different Unix-based systems, FreeBSD and Microsoft Windows 2000/NT/98/95. The EnlightenDSM product consists of the following features: user administration, file system management, Internet/Intranet management, printer management, security checking, archiving, subsystem monitoring and event generation/tracking.

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

     There can be no assurance that we will be successful in developing and marketing new features or products that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of any new features or products or that our new features or products will adequately meet the requirements of the marketplace and achieve market acceptance. Due to the complexity of the product and the large number of network configurations in the market, it is extremely difficult to fully test EnlightenDSM in all possible environments and, although we employ a continual effort to assure a quality product, there is no assurance that errors will not be found in the released commercial product resulting in delays of new feature development. If we are unable, due to lack of resources or for technological or other reasons, to develop and introduce new features and products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected. See "Factors That May Affect Future Results" on page 21.

     As of December 31, 2000, we had twenty two (22) professional and technical employees engaged in research and development. During the fiscal year ended December 31, 2000, our research and development expenditure was $2,917,900.

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

     Our principal competition in the market for open systems workgroup administration and system management products is from enterprise systems management vendors such as Tivoli, a wholly-owned subsidiary of IBM and Computer Associates, as well as point products from BMC Software, Platinum Technologies, Veritas Software and Legato Systems. We also face competition from internal development groups of prospective end-user customers and OEMs, including operating system vendors, many of which have substantial internal programming resources and are capable of developing specific operating system level products for their own needs. In addition, certain operating systems vendors have already incorporated systems management capabilities into their operating system, including HP, Sun, IBM and Microsoft, which reduces such vendors' need for our products. Additional hardware manufacturers may elect to offer similar competitive products in the future. Given our size and the advantages our competition enjoys with respect to size and resources, there can be no assurances we can effectively compete in this market.

PRODUCT PROTECTION

     We rely on a combination of copyright, trade secret and trademark laws and software security measures, along with employee and third-party nondisclosure agreements, to protect our intellectual property rights, products and technology. Our products are typically licensed on a "right to use" basis pursuant to perpetual licenses that restrict the use of the products to the customer's internal purposes. We distribute our software under license agreements that are signed by our end-users. Despite our precautions taken to protect our software, unauthorized parties may attempt to reverse engineer, copy or obtain and use information we regard as proprietary. Policing unauthorized use of our products is difficult and software piracy is expected to be a persistent problem. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

     We have entered into source code escrow agreements with some of our customers that require the release of source code to the customer in the event there is a bankruptcy proceeding by or against us, we cease to do business or we are unable to fulfill our contractual obligations with respect to support. In the event of a release of the source code, the customer is required to maintain their confidentiality and, in general, to use the source code solely for the purpose of maintaining the software's usability. The provision of source code may increase the likelihood of misappropriation or other misuse of our intellectual property.

     In addition, in order to obtain advances under the credit facility we obtained from Maden Tech Consulting, Inc., we granted Maden Tech a first priority security interest in our EnlightenDSM software and other key intellectual property. In addition, we also granted Maden Tech the right tot require us to assign to Maden Tech all of our rights to our EnlightenDSM software and other key intellectual property. Thus if we fail to comply with our obligations under our agreements with Maden Tech, we will lose all of our rights to conduct our business as we currently conduct it using the EnlightenDSM software and our other key intellectual property. Instead, Maden Tech would have the exclusive rights to:

     - use the EnlightenDSM software and other key intellectual property,

     - operate, manage and control our business and collect all rents and revenues from the EnlightenDSM software and our other key intellectual property,

     - sell, assign or grant licenses to use the EnlightenDSM software and our other key intellectual property on terms and conditions set by Maden Tech,

     - sue for, collect and receive all income, royalties, damages and payments due and/or payable in connection with the EnlightenDSM software and our other key intellectual property.

     We are not aware that our products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, we receive notices from third parties asserting that we have infringed their patents or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. As the number of software products in the industry increases and the functionality of such products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

     As of December 31, 2000, we employed 36 people. Of these employees, 22 were engaged in product development, 10 in sales, marketing and customer support and 4 in finance and other administrative departments. As of March 15, 2001, we employed 13 people. Of these employees, 8 were engaged in product development, 4 in sales, marketing and customer support and 1 in finance and other administrative departments. We believe our future success depends in large part upon the continued employment of our key technical and senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, as certain of these personnel have significant prior industry experience and are in great demand. There can be no assurance that we can retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are subject to any collective bargaining agreements. Each of our employees have executed an agreement not to disclose trade secrets or other confidential information. We believe our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTIES

     We lease approximately 17,000 square feet of office space in San Mateo, California under a lease, which expires in April 2001 and lease a sales and support office in Denver, Colorado under a lease expiring in March 2001. In March 2001, we entered into a lease agreement for approximately 3,000 square feet of office space in San Mateo, California, expiring June 2003 and will move our headquarters to this new location. We believe that our facilities are adequate for our needs through 2001 and for the foreseeable future. Should additional space be needed to accommodate the expansion of our operations, we will seek to acquire such space on commercially reasonable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Since October 23, 1998, Enlighten's common stock has been traded on the Nasdaq SmallCap Market under the symbol "SFTW." Prior to such time, Enlighten's common stock was traded on the Nasdaq National Market. As of December 31, 2000, there were 46 record holders of Enlighten's common stock. As of the same date, 4,972,312 shares of common stock were outstanding and 20,000,000 shares of common stock were authorized.

     The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock on the Nasdaq SmallCap Market:

                                                               HIGH      LOW
                                                              ------    -----
2000
Quarter Ended:
  March 31, 2000............................................  $16.88    $5.63
  June 30, 2000.............................................  $ 7.75    $2.56
  September 30, 2000........................................  $ 3.63    $1.69
  December 31, 2000.........................................  $ 2.31    $0.06

1999
Quarter Ended:
  March 31, 1999............................................  $ 4.88    $2.13
  June 30, 1999.............................................  $ 4.63    $2.50
  September 30, 1999........................................  $ 4.50    $2.50
  December 31, 1999.........................................  $14.50    $2.63

DIVIDEND POLICY

     Enlighten has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. Enlighten anticipates that it will retain earnings, if any, for future growth and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     As discussed above under Item 1, in February 2001, we entered into a loan agreement with Maden Tech Consulting, Inc. through which we obtained a credit facility from Maden Tech. Subject to adjustment upon the occurrence of certain events, Maden Tech is entitled to convert amounts extended under the credit facility into shares of our common stock at a conversion price of $0.225 per share. Accordingly, as a result of the initial $100,000 advance made by Maden Tech on March 6, 2001, Maden Tech acquired beneficial ownership of 444,444 shares of our common stock. On March 12, 2001 and March 28, 2001, Maden Tech advanced additional amounts of $75,000 and $150,000, respectively. This $225,000 can be converted in to an aggregate of an additional 1,000,000 shares of common stock. Maden Tech expects to acquire beneficial ownership of additional shares of our commons stock as additional amounts are loaned to us under the credit facility. If the credit facility were fully extended, Maden Tech would acquire the right to convert the indebtedness into up to 49.9% of the shares of our common stock then outstanding (excluding, for the purpose of such calculation, shares of common stock issuable upon exercise by Maden Tech of the warrant described in the next paragraph).

     As a condition precedent to obtaining the initial advance, on March 6, 2001, we granted Maden Tech a warrant to purchase up to 2,000,000 shares of our common stock. The warrant is immediately exercisable and will remain exercisable until March 6, 2002, at a price equal to the trailing five-day average closing price of the common stock calculated as of the trading day immediately before the date of exercise. Accordingly, as of the date hereof Maden Tech beneficially owns 3,444,444 shares of our common stock, representing 40.9% of the shares of common stock outstanding.

     The convertible note issued to Maden Tech to evidence the credit facility and the warrant granted to Maden Tech were exempt from registration under
Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

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

OVERVIEW

     We provide software products that allow the user to automate configuration and management tasks and monitor critical performance and operational characteristics of computer servers and workstations in the commercial environment. Our products allow the user to manage many computers through a single console view of its computer infrastructure. Our product is available for multiple operating systems within three distinct categories of computer and software architecture, including Unix, Linux, FreeBSD and Windows. Our products enable users of computer servers and workstations that are networked or Internet based to manage their operations across various sites. Our core product, the EnlightenDSM(TM), allows companies to manage their mission critical computer servers and workstations by enabling system managers and administrators to standardize the management of diverse computer operating systems, such as Unix, Linux, FreeBSD and Windows, and to monitor the on-going performance and availability of many different systems running together.

     Our software manages products from vendors such as Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Microsoft Corporation, The Santa Cruz Operation, Silicon Graphics, Sun Microsystems, Red Hat, TurboLinux, Caldera Systems and SuSE. Our award winning EnlightenDSM product suite is a fully integrated, cross-platform software solution.

     The key elements of our strategy include enabling the integration of Linux into the corporate environment, focusing on the mid-sized organization and departments of larger companies, adding timely effective manageability to internet based application environments and distributing our products through third-party relationships such as systems management and other software application vendors, systems management service providers and Linux hardware and appliance manufacturers and through directly to end-user customers.

VARIABILITY OF QUARTERLY RESULTS

     We have experienced significant quarterly fluctuations in our operating results and expect that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including the timing of new product or product enhancement introductions by us or our competitors, the development and introduction of new operating systems that require additional development efforts, purchasing patterns of our customers, size and timing of individual orders, the rate of customer acceptance of new products and pricing and promotion strategies undertaken by us or our competitors. Future operating results may fluctuate as a result of these and other factors, including our ability to continue to develop, acquire and introduce new products on a timely basis, the timing and level of sales by our OEMs or other third-party licensees of computer systems or software incorporating our products, technological changes in computer systems and environments, quality control of the products sold and general economic conditions. Additionally, our operating results may be influenced by seasonality and overall trends in the global economy. Because we operate with a relatively small backlog, quarterly sales and operating results generally depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have recognized a substantial portion of our license revenues in the last month of the quarter. Since our staffing levels and other operating expenses are based upon anticipated revenues, delays in the receipt of orders can cause significant fluctuations in income from quarter to quarter.

HISTORICAL RESULTS OF OPERATIONS

     The following table sets forth the results of operations for Enlighten expressed as a percentage of total revenue. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------    -----
Revenue:
  Product license fees......................................    57.8%    54.9%
  Product maintenance fees..................................    31.5     19.8
  Consulting services.......................................     8.3     17.2
  Royalties.................................................     2.4      8.1
                                                              ------    -----
          Total revenue.....................................   100.0    100.0
Cost of revenue:
  Cost of product license fees..............................    14.5     10.6
  Cost of product maintenance fees..........................     7.7     10.6
  Cost of consulting services...............................     3.6      3.1
                                                              ------    -----
          Total cost of revenue.............................    25.8     24.3
                                                              ------    -----
          Gross profit......................................    74.2     75.7
                                                              ------    -----
Operating expenses:
  Research and development..................................   161.9     54.4
  Sales and marketing.......................................   134.4     57.3
  General and administrative................................    92.4     29.7
                                                              ------    -----
          Total operating expenses..........................   388.7    141.4
                                                              ------    -----
          Operating loss....................................  (314.5)   (65.7)
Other income, net...........................................     2.2      5.2
                                                              ------    -----
          Loss before income taxes..........................  (312.3)   (60.5)
Income tax benefit..........................................    (0.9)    (0.3)
                                                              ------    -----
          Net loss..........................................  (311.4)%  (60.2)%
                                                              ======    =====

  Net Revenue

     Net revenue decreased $1,442,000, or 44%, to $1,802,400 in 2000, as compared to 1999. This decrease was primarily due to lower license revenues from the SGI OEM relationship and lower engineering consulting revenue from our OEM relationships.

     Revenue from product license fees decreased $739,400, or 42%, to $1,041,800 in 2000, as compared to 1999. The decrease was primarily attributable to the decrease in license fees from the SGI OEM relationship. License fees from SGI are derived from SGI's Unix server and workstation sales on a per unit shipped basis, of which SGI had lower units shipped during 2000. We will recognize license fee revenue from SGI through the first quarter of fiscal year 2001, when our three-year agreement will terminate. The decrease in license fees from SGI was partially offset by an increase in license fees from sales to end-user customers.

     Product maintenance fees decreased by $73,900, or 12%, to $567,300, as compared to 1999. This decrease was primarily due to the restructuring of our maintenance contract with SGI, partially offset by an increase in maintenance fees from end-user customers.

     Consulting services revenue decreased by $409,100, or 73%, to $149,000 in 2000, as compared to 1999. This decrease was primarily due to non-recurring engineering consulting revenues related to Enlighten's strategic relationships with IBM and Intel recognized in 1999.

     Royalties consist primarily of royalties from BMC Corporation ("BMC"), formerly New Dimensions Software, Inc., from product license fees and product maintenance fees generated by the Tandem product line sold to BMC in October 1997. Total royalties decreased by $219,600, or 83%, to $44,300 in 2000, as compared to 1999. This decrease was primarily due to a lower royalty rate used during 2000 than 1999 and the expiration of the royalty period in September 2000.

  Cost of Revenue

     Cost of revenue consists of royalties paid to third parties, amortization of software development and acquisition costs, product packaging and documentation, software media and the costs of employees and contractors providing consulting services. Cost of revenue decreased by $322,200, or 41%, in 2000, as compared to 1999. This decrease is due primarily to a decrease in customer support costs from lower headcount and a decrease in royalties paid to third party software vendors.

  Research and Development

     Research and development expenses consist of personnel expenses and associated overhead and costs of short-term independent contractors required in connection with product development efforts, less amounts capitalized. Enlighten's investment in research and development, prior to the reduction for capitalization of software development costs, was $2,966,600 and $1,996,200 for 2000 and 1999, respectively, representing 165% and 62% of total revenue for 2000 and 1999, respectively. The increase of $970,400 in 2000, as compared to 1999, was primarily attributable to higher employee related costs due to increases in headcount and increases in contract labor and employee recruiting expenses. Enlighten capitalized approximately $48,700 and $231,900 of software development costs in 2000 and 1999 which represented approximately 2% and 13% of total research and development expenditures incurred in those years. The amount of capitalized software development costs in any given period may vary depending on the exact nature of the development performed.

     Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Enlighten expects research and development expenses to continue to increase in absolute dollars as Enlighten continues to invest in the enhancement of existing products and the development of new products.

  Sales and Marketing

     Sales and marketing expenses include costs of sales and marketing personnel, advertising and promotion expenses, customer service and technical support, travel and entertainment and other selling and marketing costs. Sales and marketing expenses increased by $563,000, or 30%, to $2,422,600 in 2000, as compared to 1999. This increase was primarily due to higher personnel related expenses due to higher headcount and increases in trade show expenses, employee recruiting and travel costs, partially offset by decreases in depreciation and amortization expenses.

  General and Administrative

     General and administrative expenses, which include personnel costs for finance, administration, information systems and general management, as well as professional fees, legal expenses and other administrative costs, increased by $699,100, or 72%, to $1,664,200 in 2000, as compared to 1999. The increase is primarily due to a final royalty payment made on a portion of the EnlightenDSM product, additional legal fees and investment banking fees related to the amended SGI agreement and exploring strategic alternatives and increases in investor relations expenses.

  Other income, net

     Other income and expense includes interest income net of interest expense and gains and losses on foreign currency transactions. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Other income, net decreased by $130,400, or 77%, to $39,500 in 2000, as compared to 1999. The decrease was due primarily to a decrease in interest income due to a lower average balance of invested cash and short-term investments and realized losses on the sales of an investment.

  Income tax benefit

     Enlighten's tax benefit recognized in 2000 of $15,400 is primarily due to income tax refunds from the United Kingdom partially offset by minimum state income tax expenses. In 1999, Enlighten recognized a tax benefit of $10,400 as a result of receiving Federal tax refunds partially offset by minimum state income tax expenses. No tax benefits, other than those stated above, were recognized in these years due to the uncertainty related to Enlighten's ability to utilize a tax benefit for tax loss and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, our cash and cash equivalents and short-term investments were $182,600, representing 20% of total assets as compared with $1,293,100, or 36%, of total assets, at December 31, 1999. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Our short-term investments are primarily highly liquid investment grade commercial paper. Our working capital (deficit) was $(310,200) and $2,045,100 as of December 31, 2000 and 1999, respectively. We had no debt as of December 31, 2000 and 1999, other than normal trade payables and accrued liabilities.

     Our operating activities used cash of $3,882,500 in 2000, compared to cash used by operating activities of $2,075,500 in the prior year. The increase in cash used by operating activities was principally caused by increases in net losses and changes in the balances of operating assets and liabilities.

     Our investing activities have consisted primarily of short-term investments, capitalization of software development costs and additions to capital equipment. Investing activities provided cash of $150,500 in 2000, compared with cash provided of $668,800 in 1999. The decrease is primarily due to a decrease in sales of short-term investments, partially offset by a decrease in capitalized software development costs and equipment acquisitions.

     Financing activities provided cash of $2,869,000 in 2000, compared with cash provided of $552,300 in the prior year. The increase in cash provided from financing activities resulted from our April 2000 private placement offering of 715,885 unites, each consisting of one share of common stock and one redeemable purchase warrant to purchase one share of common stock.

     We will require substantial additional capital resources to fund our current obligations and meet our other obligations through 2001. To that end, in February 2001, we entered into a loan agreement with Maden Tech, a privately held Delaware corporation, through which we obtained a credit facility from Maden Tech. Under the loan agreement, Maden Tech agreed to provide us an initial advance of $100,000 and, in the sole discretion of Maden Tech, additional advances under a credit facility providing for total borrowings in the aggregate amount of up to $1,118,250. All amounts extended under the credit facility are secured by our core products, technology and intellectual property and are evidenced by a convertible note repayable upon demand by Maden Tech after July 15, 2001. Interest shall be paid quarterly at a rate equal to the Federal short-term rate announced by the Internal Revenue Service, calculated monthly.

     To satisfy certain of the conditions precedent specified in the loan agreement, on March 6, 2001, we (1) expanded the size of our board of directors from four to seven members, (2) caused one of our incumbent directors to resign effective upon the receipt of the initial advance, and (3) appointed four individuals designated by Maden Tech to serve on our board of directors. In addition, Omar Maden, the sole stockholder, Chief Executive Officer and a director of Maden Tech, was appointed to serve as our Chief Executive Officer effective immediately following the initial advance.

     Subject to adjustment upon the occurrence of certain events, Maden Tech is entitled to convert amounts extended under the credit facility into shares of our common stock at a conversion price of $0.225 per share. Accordingly, as a result of the initial $100,000 advance made by Maden Tech on March 6, 2001, Maden Tech acquired beneficial ownership of 444,444 shares of our common stock. On March 12, 2001 and March 28, 2001, Maden Tech advanced additional amounts of $75,000 and $150,000, respectively. This $225,000 can be converted in to an aggregate of an additional 1,000,000 shares of common stock. Maden Tech expects to acquire beneficial ownership of additional shares of our common stock as additional amounts are loaned to us under the credit facility. If the credit facility were fully extended, Maden Tech would acquire the right to convert the indebtedness into up to 49.9% of the shares of our common stock then outstanding (excluding, for the purpose of such calculation, shares of common stock issuable upon exercise by Maden Tech of the warrant described in the next paragraph).

     As a condition precedent to obtaining the initial advance, on March 6, 2001, we granted Maden Tech a warrant to purchase up to 2,000,000 shares of our common stock. The warrant is immediately exercisable and will remain exercisable until March 6, 2002, at a price equal to the trailing five-day average closing price of our common stock calculated as of the trading day immediately before the date of exercise. Accordingly, as of the date hereof Maden Tech beneficially owns 3,444,444 shares of our common stock, representing 40.9% of the shares of common stock outstanding.

     In December 2000, we announced that we would restructure our operations during the first quarter of 2001. In conjunction with our agreement with Maden Tech, we are refocusing our business strategy from a technology orientation to a solutions based sales and marketing effort. Additionally, we implemented a plan to decrease our operating expenses to a level for which our historical sales volume can support. As a result, our headcount decreased subsequent to year-end as engineering positions were eliminated and through increased attrition in other departments. We will continue our effort to add OEM partners and increase our end-user customer sales for both product license fees and consulting services.

     If our efforts to increase our sales and decrease our operating expenses fail or if Maden Tech does not advance amounts under the convertible credit facility or if Maden Tech requires a cash repayment of borrowings under the convertible credit facility, we would be required to obtain additional financing. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.

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

     We have experienced significant quarterly fluctuations in operating results and expect that these fluctuations will continue in future periods. These fluctuations have been caused by a number of factors, including:

     - the timing of new product or product enhancement introductions by us or our competitors,

     - the development and introduction of new operating systems that require additional development efforts,

     - purchasing patterns of our customers,

     - size and timing of individual orders,

     - the rate of customer acceptance of new products and

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

WE NOW DERIVE ALL OF OUR REVENUES FROM THE OPEN SYSTEMS MARKET AND WE MAY NOT BE SUCCESSFUL IN THAT MARKET

     The future success of our business is substantially dependent on our ability to generate significant revenue from our Unix, Linux, FreeBSD and Windows product offering. Although we have entered into a number of agreements with others to bundle or integrate our products into theirs, we may not be successful in our efforts to generate significant revenue from these agreements.

WE CONTINUE TO NEED ADDITIONAL CAPITAL, AND THERE IS NO CERTAINTY OF ADDITIONAL FINANCING

     During the last five years we have financed our operations primarily through sales of equity securities and the sale of a prior product line. We believe that our existing capital resources, assuming Maden Tech remains willing to advance up to the full $1,118,250 under our recently obtained credit facility, are adequate to maintain our current operations through December 2001. In order to maintain our current operations beyond December 2001 and to continue to fund and expand our operations and meet our other obligations through 2001, we may be required to obtain additional financing, particularly if Maden Tech declines to advance funds under the credit facility. The extent of our need for additional financing depends on our future performance, which, in part, is subject to general economic conditions and other factors beyond our control. We may not be able to obtain such financing or financing in the level of net proceeds required for us to remain in business.

A SIGNIFICANT PERCENTAGE OF OUR REVENUE IS ATTRIBUTED TO SALES TO ONE OF OUR CUSTOMERS

     Our largest customer accounts for a substantial percentage of our revenues. During the years ended December 31, 2000 and 1999, approximately 42% and 60%, respectively, of our revenues consisted of license and maintenance fees received under our OEM relationship with Silicon Graphics to bundle a subset of features of the EnlightenDSM product with each Unix server and workstation that Silicon Graphics ships. License fees from Silicon Graphics decreased in 2000 when compared to 1999. Our license agreement with Silicon Graphics runs through the first quarter of fiscal year 2001, the termination of our three-year agreement. If we are unable to generate revenues from new sources to replace the Silicon Graphics revenue, our revenues and financial results will be harmed.

WE ARE DEPENDENT ON RESELLERS AND IF THEY ARE NOT SUCCESSFUL MARKETING OUR TECHNOLOGY, OUR ABILITY TO MAINTAIN OR INCREASE OUR REVENUES WILL BE HARMED

     We sell through resellers in the United States and abroad. We have no control over our third-party distributors, their shipping dates or the volumes of systems shipped by them. These companies may not license our products in volumes anticipated by us. If they fail to do so, our revenues will be harmed.

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

WE RELY ON THIRD PARTIES FOR TECHNICAL SUPPORT, AND IF THEY DON'T PROVIDE ADEQUATE SERVICE, OUR BUSINESS MAY BE HARMED

     We are dependent on our third-party distributors for technical support and consultation to end-users. We must educate our third-party distributors so that they obtain technical proficiency and knowledge with respect to our products. This may result in, among other things, an increased workload for our internal support and engineering staff or poor customer acceptance of our products or both, either of which would significantly harm our business.

OUR MARKET IS SUBJECT TO INTENSE COMPETITION AND CONTINUED COMPETITION IN OUR MARKET MAY LEAD TO A REDUCTION IN OUR PRICES, REVENUES AND MARKET SHARE

     We experience intense competition from other systems management companies. Our ability to compete successfully depends on a number of factors, including the performance, price and functionality of our products relative to those of our competitors. Most of our competitors are larger and have greater financial, technical, marketing, support and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements than us. In addition, our industry is characterized by low barriers to entry. Other competitors can easily enter the market. Our current competitors or any new market entrants may develop systems management products that offer significant performance, price or other advantages over our technology. In addition, we sell our products through operating system vendors. These same operating system vendors could introduce new or upgrade existing operating systems or environments that include systems which perform the same functions as the products offered by us. This could render our products obsolete and unmarketable. If we are not able to successfully compete against current or future competitors, our revenues or profits could be harmed.

ALL OF OUR LICENSE REVENUE IS DERIVED FROM A SINGLE PRODUCT FAMILY AND IF THOSE PRODUCTS FAIL TO ACHIEVE AND MAINTAIN MARKET ACCEPTANCE, OUR BUSINESS WOULD BE SIGNIFICANTLY HARMED

     Our EnlightenDSM products have accounted for all of our license revenue since October 1, 1997. We expect that the EnlightenDSM product family and its extensions and derivatives will continue to account for a substantial majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of EnlightenDSM is, therefore, critical to our future success. Failure to achieve broad market acceptance of EnlightenDSM, as a result of competition, technological change or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful development, introduction and market acceptance of EnlightenDSM and its product enhancements. If we are not successful in marketing EnlightenDSM or any new products, applications or product enhancements, our revenues would be significantly reduced.

WE MAY BE FORCED TO FORFEIT OUR RIGHTS TO OUR INTELLECTUAL PROPERTY IF WE DO NOT PERFORM OUR OBLIGATIONS OR IF THERE IS A DEFAULT UNDER THE AGREEMENTS EVIDENCING THE CREDIT FACILITY WE OBTAINED FROM MADEN TECH

     In order to obtain advances under the credit facility we obtained from Maden Tech Consulting, Inc., we granted Maden Tech a first priority security interest in our EnlightenDSM software and other key intellectual property. In addition, we also granted Maden Tech the right to require us to assign to Maden Tech all of our rights to our EnlightenDSM software and other key intellectual property. Thus if we fail to comply with our obligations under our agreements with Maden Tech, we will lose all of our rights to conduct our business as we currently conduct it using the EnlightenDSM software and our other key intellectual property. Instead, Maden Tech would have the exclusive rights to:

     - use the EnlightenDSM software and other key intellectual property,

     - operate, manage and control our business and collect all rents and revenues from the EnlightenDSM software and our other key intellectual property,

     - sell, assign or grant licenses to use the EnlightenDSM software and our other key intellectual property on terms and conditions set by Maden Tech,

     - sue for, collect and receive all income, royalties, damages and payments due and/or payable in connection with the EnlightenDSM software and our other key intellectual property.

MADEN TECH CONTROLS OUR OPERATIONS

     To satisfy the conditions precedent specified in the loan agreement, we entered in to with Maden Tech, on March 6, 2001, we (1) expanded the size of our board of directors from four to seven members, (2) caused one of our incumbent directors to resign effective upon the receipt of the initial advance, and (3) appointed four individuals designated by Maden Tech to serve on our board of directors. In addition, Omar Maden, the sole stockholder, Chief Executive Officer and a director of Maden Tech, was appointed to serve as our Chief Executive Officer effective immediately following the initial advance. Moreover, as of the date hereof, Maden Tech beneficially owns 3,444,444 shares of our common stock, representing 40.9% of the shares of common stock outstanding. As a result, Maden Tech controls our day-to-day operations and has the ability, upon acquiring shares of our common stock by converting amounts outstanding under the credit facility and by exercising its warrant, to exert significant influence on the outcome of all matters submitted to a vote of our shareholders.

THE MARKET FOR OUR PRODUCTS IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND IF WE ARE NOT ABLE TO DEVELOP OR MARKET NEW PRODUCTS TO RESPOND TO SUCH CHANGE, OUR REVENUE WOULD BE SIGNIFICANTLY AFFECTED

     The market for our products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, including new operating systems, applications, hardware products, systems management frameworks and network management platforms, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to continue to enhance existing products, respond to changing customer requirements and rapidly develop and introduce new products that keep pace with technological developments and emerging industry standards. We may not be successful in developing and marketing, on a timely basis, product enhancements or new products that respond to technological change, evolving industry standards or changing customer demands.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS COULD SERIOUSLY HARM OUR BUSINESS

     We generally rely on copyrights, trademarks, trade secret laws and software security measures, along with employee and third-party nondisclosure agreements, to establish and protect our proprietary intellectual property rights, products and technology. Our products are typically licensed on a "right to use" basis pursuant to licenses that restrict the use of the products to the customer's internal purposes. We distribute our software under license agreements that are signed by our end-users. We also distribute our software to our OEM partners under similar software license and distribution agreements. Despite our precautions taken to protect our software, unauthorized parties may attempt to reverse engineer, copy or obtain and use information we regard as proprietary. Policing unauthorized use of our products is difficult and software piracy is a persistent problem. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot assure you that our reliance on licenses to third parties or copyright, trademark, trade secret protection or our software security measures, will be enough to be successful and profitable in the industry in which we compete.

WE MAY BE REQUIRED TO RELEASE OUR SOURCE CODE TO CERTAIN CUSTOMERS IF WE FAIL TO FULFILL OUR CONTRACTUAL OBLIGATIONS, WHICH COULD RESULT IN THE MISUSE OF OUR INTELLECTUAL PROPERTY

     We have entered into source code escrow agreements with some of our customers that require the release of source code to the customer in the event there is a bankruptcy proceeding by or against us, we cease to do business or we are unable to fulfill our contractual support obligations. In the event of a release of the source code, the customer is required to maintain confidentiality of the code and, in general, to use the source code solely for the purpose of maintaining the software's usability. Releasing source code to customers may increase the likelihood of misappropriation or other misuse of our intellectual property. If our source code was misused or misappropriated, it could significantly harm our business.

INTELLECTUAL PROPERTY INFRINGEMENT BY OR AGAINST US COULD SIGNIFICANTLY HARM OUR BUSINESS

     From time to time, we receive notices from third parties asserting that we have infringed their patents or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead us to enter into royalty or licensing agreements rather than dispute the merits of such claims. As the number of software products in the industry increases and the functionality of such products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. In addition, an adverse outcome in litigation could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products. Such a result could have a material adverse effect on our business, operating results and financial condition.

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

IF THE OPEN SYSTEMS MANAGEMENT MARKET FAILS TO GROW, OUR BUSINESS WOULD BE SIGNIFICANTLY HARMED

     For the foreseeable future, all of our business will be in the open systems (Unix, Linux, FreeBSD and Windows NT) management market, which is still an emerging market. Our future financial performance will depend in large part on continued growth in the number of companies adopting systems management solutions for their client/server computing environments. The market for systems management solutions may not continue to grow. If the systems management market fails to grow or grows more slowly than we currently anticipate, our business would be significantly harmed.

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

OUR FAILURE TO ATTRACT, TRAIN, MOTIVATE, AND RETAIN KEY EMPLOYEES MAY HARM OUR BUSINESS

     The competition for highly skilled employees is intense. Our business depends on the efforts and abilities of our senior management, our research and development staff and other key sales, support, technical and services personnel. Our failure to attract, train, motivate and retain such employees would impair our development of new products, our ability to provide technical services and the management of our business. This would seriously harm our business, operating results and financial position.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See Consolidated Financial Statements included herein beginning on page
F-1.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLLING PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item 9 is set forth in Enlighten's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Directors and Executive Officers" and "Section 16(b) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item 10 is set forth in Enlighten's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders under the caption "Executive Compensation and Other Matters" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 11 is set forth in Enlighten's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 12 is set forth in Enlighten's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)(1)  Financial Statements:
        Independent Auditors' Report................................  F-1
        Consolidated Balance Sheets:
          December 31, 2000 and 1999................................  F-2
        Consolidated Statements of Operations:
          Years ended December 31, 2000 and 1999....................  F-3
        Consolidated Statements of Shareholders' Equity:
          Years ended December 31, 2000 and 1999....................  F-4
        Consolidated Statements of Cash Flows:
          Years ended December 31, 2000 and 1999....................  F-5
        Notes to Consolidated Financial Statements..................  F-6

(a)(2) Exhibits:

       See Exhibits Index on Page 31. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report. Exhibit Nos. 10.24, 10.26, 10.28, 10.29, 10.31, 10.36 and 10.37
       are compensatory plans or arrangements.

   (b) Reports on Form 8-K:

       None

                                 EXHIBITS INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1      The Registrant's Amended and Restated Articles of
           Incorporation as filed with the Secretary of State of the
           State of California on May 21, 1996 (incorporated by
           reference to Exhibit 3.1 to the Registrant's Form S-1
           Registration Statement (No. 33-75388) which became effective
           April 19, 1994 (the 1994 Form S-1)).
  3.2      The Registrant's By Laws, as currently in effect
           (incorporated by reference to Exhibit 3.2 to the
           Registrant's Form S-1 Registration Statement (No. 33-75388)
           which became effective April 19, 1994).
 10.01     The Registrant's Form of Indemnity Agreement for officers
           and directors (incorporated by reference to Exhibit 10.1 of the 1994 Form S-1).
 10.02     The Registrant's First Amended and Restated 1992 Stock
           Option Plan (incorporated by reference to Exhibit 10.2 of
           the 1994 Form S-1).
 10.03     The Registrant's 1994 Employee Stock Purchase Plan
           (incorporated by reference to Exhibit 10.3 of the 1994 Form
           S-1).
 10.20     Lease, dated February 24, 1995, by and between Registrant
           and Mariner's Island Ltd. for the Registrant's offices at
           999 Baker Way, Fifth Floor, San Mateo, California
           (incorporated by reference to Exhibit 10.20 of the
           Registrant's Annual Report on Form 10-KSB for the year ended
           December 31, 1994 (the 1994 Form 10-KSB)).
 10.24*    Termination and Change in Control Agreement, dated April 24,
           1996, by and between Enlighten Software Solutions, Inc. and
           Michael A. Morgan (incorporated by reference to Exhibit
           10.24 of the Registrant's Annual Report on Form 10-KSB for
           the year ended December 31, 1996 (the 1996 Form 10-KSB)).
 10.26*    Nonqualified Stock Option Agreement, dated December 27,
           1996, by and between Enlighten Software Solutions, Inc. and
           Mark Himelstein (incorporated by reference to Exhibit 10.26 of the Registrant's 1996 Form 10-KSB).
 10.27     Agreement dated as of September 22, 1997, by and among
           Enlighten Software Solutions, Inc., Peter J. McDonald and
           New Dimension Software, Inc (incorporated by reference to
           Exhibit 10.27 of the Registrant's Current Report on Form 8-K
           dated October 1, 1997).
 10.28*    Employment letter, dated July 3, 1997, by and between
           Enlighten Software Solutions, Inc. and Mike Seashols
           (incorporated by reference to Exhibit 10.28 of the
           Registrant's Annual Report on Form 10-KSB for the year ended
           December 31, 1997 (the 1997 Form 10-KSB)).
 10.29*    Employment letter, dated August 28, 1997, by and between
           Enlighten Software Solutions, Inc. and David D. Parker
           (incorporated by reference to Exhibit 10.29 of the
           Registrant's 1997 Form 10-KSB).
 10.30     Agreement dated as of January 21, 1998, by and between
           Enlighten Software Solutions, Inc. and Silicon Graphics, Inc
           (incorporated by reference to Exhibit 10.30 of the
           Registrant's 1997 Form 10-KSB).
 10.31*    Employment letter, dated July 15, 1998, by and between
           Enlighten Software Solutions, Inc. and Bill Bradley
           (incorporated by reference to Exhibit 10.31 of the
           Registrant's Annual Report on Form 10-KSB for the year ended
           December 31, 1998 (the 1998 Form 10-KSB)).
 10.32*    Employment letter, dated January 15, 1999, by and between
           Enlighten Software Solutions, Inc. and Tim Gardner
           (incorporated by reference to Exhibit 10.32 of the
           Registrant's 1998 Form 10-KSB).
 10.33     Agreement dated as of December 31, 1998, by and between
           Enlighten Software Solutions, Inc. and International
           Business Machines Corporation (incorporated by reference to
           Exhibit 10.33 of the Registrant's 1998 Form 10-KSB).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.34     Agreement dated as of September 28, 1999, by and between
           Enlighten Software Solutions, Inc. and TurboLinux, Inc.
           (incorporated by reference to Exhibit 10.33 of the
           Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).
 10.35     Agreement dated as of October 21, 1999, by and between
           Enlighten Software Solutions, Inc. and Intel Corporation
           (incorporated by reference to Exhibit 10.35 of the
           Registrant's Annual Report on Form 10-KSB for the year ended
           December 31, 1999 (the 1999 Form 10-KSB)).
 10.36*    Employment letter, dated November 24, 1999, by and between
           Enlighten Software Solutions, Inc. and Bill Bradley
           (incorporated by reference to Exhibit 10.36 of the
           Registrant's 1999 Form 10-KSB).
 10.37*    Employment letter, dated December 8, 1999, by and between
           Enlighten Software Solutions, Inc. and Stephen E. Giusti
           (incorporated by reference to Exhibit 10.37 of the
           Registrant's 1999 Form 10-KSB).
 10.38     Loan Agreement dated as of February 14, 2001 by and among
           the Registrant and Maden Tech Consulting, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current
           Report on Form 8-K filed on March 15, 2001 (the "2001 Form
           8-K")).
 10.39     Convertible Demand Note made March 6, 2001 (incorporated by reference to Exhibit 10.2 to the 2001 Form 8-K).
 10.40     Warrant Agreement dated as of March 6, 2001 by and among the
           Registrant and Maden Tech Consulting, Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Form 8-K).
 10.41     Warrant Certificate MT-001 issued March 6, 2001
           (incorporated by reference to Exhibit 10.4 to the 2001 Form
           8-K).
 10.42     Registration Rights Agreement dated as of March 6, 2001 by and among the Registrant and Maden Tech Consulting, Inc.
           (incorporated by reference to Exhibit 10.5 to the 2001 Form
           8-K).
 10.43     Software Security Agreement dated as of February 14, 2001 by and among the Registrant and Maden Tech Consulting, Inc.
           (incorporated by reference to Exhibit 10.6 to the 2001 Form
           8-K).
 10.44     Conditional Assignment dated as of February 14, 2001
           (incorporated by reference to Exhibit 10.7 to the 2001 Form
           8-K).
 21.1      Subsidiaries of Enlighten (incorporated by reference to
           Exhibit 21.1 of the Registrant's 1994 Form 10-KSB).
 23.1      Consent of KPMG LLP.

---------------
* Compensatory or employment arrangement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                                                    /s/ OMAR MADEN
                                          --------------------------------------
                                                        Omar Maden
                                                 Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                   /s/ OMAR MADEN                          Chief Executive Officer      March 30, 2001
-----------------------------------------------------           and Director
                     Omar Maden                         (Principal Executive Officer)

                /s/ STEPHEN E. GIUSTI                    Vice President, Finance and    March 30, 2001
-----------------------------------------------------        Administration and
                  Stephen E. Giusti                        Chief Financial Officer
                                                          (Principal Financial and
                                                             Accounting Officer)

                /s/ MICHAEL SEASHOLS                      Co-Chairman of the Board      March 30, 2001
-----------------------------------------------------
                  Michael Seashols

                 /s/ DAVID D. PARKER                      Co-Chairman of the Board      March 30, 2001
-----------------------------------------------------
                   David D. Parker

                /s/ PETER J. SPRAGUE                              Director              March 30, 2001
-----------------------------------------------------
                  Peter J. Sprague

                   /s/ DAVID FORD                                 Director              March 30, 2001
-----------------------------------------------------
                     David Ford

                 /s/ ROBERT HINAMAN                               Director              March 30, 2001
-----------------------------------------------------
                   Robert Hinaman

                  /s/ KIM MCCAFFREY                               Director              March 30, 2001
-----------------------------------------------------
                    Kim McCaffrey

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enlighten Software Solutions, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has negative working capital as of December 31, 2000, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ KPMG LLP

Mountain View, California
March 15, 2001, except as
to Note 10, which is as
of March 30, 2001

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                  2000           1999
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents.................................  $    182,600    $ 1,045,600
  Short-term investments....................................            --        247,500
  Accounts receivable, less allowance for doubtful accounts
     of $5,000 and $50,000, respectively....................        49,000      1,285,500
  Prepaid expenses and other assets.........................        72,600         60,900
                                                              ------------    -----------
          Total current assets..............................       304,200      2,639,500
Property and equipment, net.................................       256,100        402,700
Software development costs, net.............................            --        208,400
Other assets................................................       364,600        312,100
                                                              ------------    -----------
                                                              $    924,900    $ 3,562,700
                                                              ============    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $    229,900    $   177,000
  Accrued and other current liabilities.....................       268,300        335,600
  Deferred revenue..........................................       116,200         81,800
                                                              ------------    -----------
          Total current liabilities.........................       614,400        594,400
Commitments and contingencies
Shareholders' equity:
  Preferred stock, 1,000,000 shares authorized, none issued
     and outstanding........................................            --             --
  Common stock, no par value, 20,000,000 and 10,000,000
     shares authorized, 4,972,312 and 4,217,978 issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................    11,249,300      8,410,400
  Deferred stock-based compensation.........................          (700)       (85,000)
  Accumulated other comprehensive income (loss).............            --        (32,200)
  Accumulated deficit.......................................   (10,938,100)    (5,324,900)
                                                              ------------    -----------
          Total shareholders' equity........................       310,500      2,968,300
                                                              ------------    -----------
                                                              $    924,900    $ 3,562,700
                                                              ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000           1999
                                                              -----------    -----------
Revenue:
  Product license fees......................................  $ 1,041,800    $ 1,781,200
  Product maintenance fees..................................      567,300        641,200
  Consulting services.......................................      149,000        558,100
  Royalties.................................................       44,300        263,900
                                                              -----------    -----------
          Total revenue.....................................    1,802,400      3,244,400
Cost of revenue:
  Cost of product licenses fees.............................      260,900        343,200
  Cost of product maintenance fees..........................      139,100        344,800
  Cost of consulting services...............................       65,800        100,000
                                                              -----------    -----------
          Total cost of revenue.............................      465,800        788,000
                                                              -----------    -----------
          Gross margin......................................    1,336,600      2,456,400
Operating expenses:
  Research and development..................................    2,917,900      1,764,300
  Sales and marketing.......................................    2,422,600      1,859,600
  General and administrative................................    1,664,200        965,100
                                                              -----------    -----------
          Total operating expenses..........................    7,004,700      4,589,000
                                                              -----------    -----------
          Operating loss....................................   (5,668,100)    (2,132,600)
Other income, net...........................................       39,500        169,900
                                                              -----------    -----------
          Loss before income tax benefit....................   (5,628,600)    (1,962,700)
Income tax benefit..........................................       15,400         10,400
                                                              -----------    -----------
          Net loss..........................................  $(5,613,200)   $(1,952,300)
                                                              ===========    ===========
Basic and diluted net loss per share........................  $     (1.19)   $     (0.49)
                                                              ===========    ===========
Shares used in computing basic and diluted net loss per
  share.....................................................    4,720,666      4,022,600
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                 COMMON STOCK           DEFERRED     COMPREHENSIVE                      TOTAL
                            COMPREHENSIVE   -----------------------   STOCK-BASED       INCOME       ACCUMULATED    SHAREHOLDERS'
                                LOSS         SHARES       AMOUNT      COMPENSATION      (LOSS)         DEFICIT         EQUITY
                            -------------   ---------   -----------   ------------   -------------   ------------   -------------
Balance at
  December 31, 1998.......                  3,899,761     7,591,500           --          5,600        (3,372,600)     4,224,500
  Stock options
    exercised.............                    278,824       483,100           --             --                --        483,100
  Employee stock purchase
    plan shares issued....                     27,145        69,200           --             --                --         69,200
  Warrants exercised......                     12,248            --           --             --                --             --
  Warrants issued for
    services..............                         --        42,600           --             --                --         42,600
  Deferred stock-based
    compensation..........                         --       224,000     (224,000)            --                --             --
  Amortization of deferred
    stock based
    compensation
    expense...............                         --            --      139,000             --                --        139,000
  Unrealized loss on
    investments...........   $   (37,800)          --            --           --        (37,800)               --        (37,800)
  Net loss................    (1,952,300)          --            --           --             --        (1,952,300)    (1,952,300)
                             -----------    ---------   -----------    ---------       --------      ------------    -----------
  Comprehensive loss......   $(1,990,100)
                             ===========
Balance at
  December 31, 1999.......                  4,217,978   $ 8,410,400    $ (85,000)      $(32,200)     $ (5,324,900)   $ 2,968,300
  Stock options
    exercised.............                      7,119        22,400           --             --                --         22,400
  Employee stock purchase
    plan shares issued....                     31,330        76,600           --             --                --         76,600
  Shares issued in
    connection with
    private stock
    offering..............                    715,885     2,770,000           --             --                --      2,770,000
  Amortization of deferred
    stock based
    compensation
    expense...............                         --            --       54,200             --                --         54,200
  Deferred stock-based
    compensation..........                         --       (30,100)      30,100             --                --             --
  Unrealized losses on
    securities:
    Less: Reclassification
      adjustment for
      losses included in
      net loss............        32,200           --            --           --         32,200                --         32,200
  Net loss................    (5,613,200)          --            --           --             --        (5,613,200)    (5,613,200)
                             -----------    ---------   -----------    ---------       --------      ------------    -----------
  Comprehensive loss......   $(5,581,000)
                             ===========
Balance at
  December 31, 2000.......                  4,972,312   $11,249,300    $    (700)      $     --      $(10,938,100)   $   310,500
                                            =========   ===========    =========       ========      ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

               ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000           1999
                                                              -----------    -----------
Cash Flows from Operating Activities:
  Net loss..................................................  $(5,613,200)   $(1,952,300)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      448,500        408,700
     Loss on disposal of property and equipment.............        1,500          2,500
     Loss on sales of short-term investments................       34,200             --
     Provision for doubtful accounts........................      (45,000)        25,000
     Compensation expense for warrants issued...............           --         42,600
     Compensation expense for stock options issued..........       54,200        139,000
     Changes in operating assets and liabilities:
       Accounts receivable..................................    1,281,500       (657,100)
       Prepaid expenses and other assets....................      (64,200)        26,600
       Trade accounts payable...............................       52,900        274,100
       Accrued and other liabilities........................      (67,300)      (422,600)
       Deferred revenue.....................................       34,400         38,000
                                                              -----------    -----------
          Net cash used in operating activities.............   (3,882,500)    (2,075,500)
Cash Flows from Investing Activities:
  Sales of short-term investments...........................      245,500      1,000,300
  Capitalization of software development costs..............      (48,600)      (232,000)
  Purchases of property and equipment.......................      (46,400)       (99,500)
                                                              -----------    -----------
          Net cash provided by investing activities.........      150,500        668,800
Cash flows from financing activities:
  Proceeds from issuance of stock, net......................    2,869,000        552,300
                                                              -----------    -----------
          Net cash provided by financing activities.........    2,869,000        552,300
                                                              -----------    -----------
Net decrease in cash and cash equivalents...................     (863,000)      (854,400)
Cash and cash equivalents at beginning of year..............    1,045,600      1,900,000
                                                              -----------    -----------
Cash and cash equivalents at end of year....................  $   182,600    $ 1,045,600
                                                              ===========    ===========
Supplemental cash flow information disclosure of non-cash
  investing and financing activities:
  Income taxes paid.........................................  $     1,300    $     1,100
                                                              ===========    ===========
  Warrants issued...........................................  $        --    $    42,600
                                                              ===========    ===========
  Deferred stock-based compensation.........................  $    84,300    $   224,000
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Enlighten Software Solutions, Inc. develops, markets and supports event monitoring and workgroup administration software products. The EnlightenDSM(TM) product allows companies to manage their computer servers and workstations by enabling systems managers and administrators to standardize the management of diverse computer operating systems, such as Unix, Linux, FreeBSD and Windows. The EnlightenDSM product suite is a fully integrated, cross-platform software solution providing computer system management covering a wide range of workgroup administration and systems management tasks and the monitoring of critical operating and performance metrics during computer operation.

     Founded in 1986, Enlighten was a leading provider of systems management software on the Tandem platform, providing a range of automated systems management products to over 400 companies in 30 countries. In 1997, Enlighten sold its Tandem product line to BMC Corporation ("BMC") formerly New Dimension Software, Inc., in order to focus efforts on its EnlightenDSM product suite. In addition, BMC paid Enlighten royalties through September 2000 from BMC's licensing and support of the Tandem software products.

  Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Enlighten Software Solutions, Inc. and its wholly-owned subsidiary, a sales corporation in Europe. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year consolidated financial statement balances have been reclassified to conform to the 2000 presentation.

     Historically, Enlighten has incurred losses from operations. As of December 31, 2000, Enlighten had a deficit in working capital. To date, Enlighten has funded its operations principally through the net proceeds of its initial public offering in 1994, secondary offering in 1998 and private placement of common stock and warrants in 2000 generating net proceeds of approximately $2.8 million. In addition, in the future, management expects to obtain additional funding through an agreement with Maden Tech Consulting, Inc. where by Maden Tech has provided a convertible credit facility providing for total borrowings of up to $1.1 million, advanced at the discretion of Maden Tech (see Note 10).

     Management believes that its current cash balances, plus the credit facility and funding it expects to obtain in the future will be sufficient to enable Enlighten to satisfy its obligations through fiscal 2001 from Maden Tech. However, there can be no assurance that Enlighten can obtain additional funds on terms agreeable to Enlighten. The accompanying consolidated financial statements have been prepared assuming that Enlighten will continue as a going concern.

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

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

  Software Development Costs

     Software development costs incurred subsequent to the determination of product technological feasibility are capitalized. Technological feasibility is established at the completion of detail program design and testing. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Costs related to computer software development incurred prior to establishing product technological feasibility are expensed as incurred. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a straight-line basis over the remaining estimated economic life of the product, generally two to three years.

     Enlighten periodically assesses the recoverability of these intangible assets by comparing their amortized cost to the net realizable value of the related products. The amount by which the unamortized costs exceed the net realizable value is written off. In fiscal 2000, Enlighten has written-off a total of approximately $127,000 related to software development costs.

  Foreign Currency Translation

     The functional currency for Enlighten's foreign subsidiary is the U.S. dollar. Accordingly, this entity remeasures monetary assets and liabilities at year-end exchange rates while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation, which is remeasured at historical rates. Transaction gains and losses are recognized in income in the period of occurrence.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

  Stock Based Compensation

     Enlighten uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Compensation costs recognized, if any, are amortized on a straight-line basis over the vesting term.

  Fair Value of Financial Instruments and Concentration of Credit Risk

     The fair value of Enlighten's cash, cash equivalents, accounts receivable and accounts payable approximates the carrying amount due to the relatively short maturity of these items. The fair value of Enlighten's short term investments are based on quoted market prices. Financial instruments that potentially subject Enlighten to concentrations of credit risk consist principally of short-term investments and trade account receivables. Enlighten has investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as credit worthy. Substantially all of Enlighten's accounts receivable are derived from sales to large OEM partners and select end-users. Enlighten performs ongoing credit evaluations of its customers' financial condition and does not require collateral. Enlighten maintains allowances for potential credit losses and such losses have been within management's expectations.

  Other Comprehensive Loss

     Unrealized gains or losses on investments represent the only component of comprehensive loss, other than net loss. Comprehensive loss has been presented in the consolidated statement of shareholders' equity. As of December 31, 2000 and 1999, the tax effects allocated to the component of other comprehensive loss and accumulated other comprehensive loss balances were not significant.

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

  Net Loss Per Share

     Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus all potentially dilutive common shares outstanding. Potentially dilutive common shares included in the dilution calculation consist of dilutive shares issuable upon

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

the exercise of outstanding common stock options and warrants computed using the treasury stock method. For the periods in which Enlighten had losses, potential common shares from common stock options and warrants are excluded from the computation of diluted net loss per share, as their effect would be antidilutive.

     The following is a reconciliation of the weighted average common shares used to calculate basic net loss per share to the weighted average common and potentially dilutive common shares used to calculate diluted net loss per share:

                                                                2000         1999
                                                              ---------    ---------
Weighted average common shares used to calculate basic net
  loss per share............................................  4,720,666    4,022,600
Stock options...............................................         --           --
Warrants....................................................         --           --
                                                              ---------    ---------
Weighted average common and potentially dilutive common
  shares used to calculated diluted net loss per share......  4,720,666    4,022,600
                                                              =========    =========

     Stock options and warrants to purchase 2,444,104 and 1,319,489 shares of common stock for the years ended December 31, 2000 and 1999, respectively, were outstanding but not included in the computation of diluted earnings per common share because they are anti-dilutive as a result of Enlighten's net loss.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires Enlighten to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, Enlighten will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. Enlighten will adopt the requirements of SFAS 133 on January 1, 2001. The adoption will not have a material impact on Enlighten's financial position or results of operations since Enlighten does not participate in such investments or activities.

(2) CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     Cash and cash equivalents consisted of the following:

                                                                2000         1999
                                                              --------    ----------
Cash and cash equivalents...................................  $ 36,900    $   87,300
Money market funds..........................................   145,700       958,300
                                                              --------    ----------
                                                              $182,600    $1,045,600
                                                              ========    ==========

     Short-term investments consisted of the following:

                                                              2000      1999
                                                              ----    --------
Equity securities...........................................  $--     $247,500
                                                              ===     ========

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(3) PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                                 2000          1999
                                                              ----------    ----------
Equipment...................................................  $1,211,500    $1,173,700
Furniture and fixtures......................................     285,900       285,900
Leasehold improvements......................................     142,200       142,200
                                                              ----------    ----------
                                                               1,639,600     1,601,800
Less accumulated depreciation and amortization..............   1,383,500     1,199,100
                                                              ----------    ----------
                                                              $  256,100    $  402,700
                                                              ==========    ==========

(4) SOFTWARE DEVELOPMENT COSTS

     A summary of software development costs follows:

                                                                2000        1999
                                                              --------    --------
Software development costs..................................  $697,000    $648,400
Less accumulated amortization...............................   697,000     440,000
                                                              --------    --------
                                                              $     --    $208,400
                                                              ========    ========

(5) INCOME TAX BENEFIT

     Enlighten's loss before income taxes is entirely from domestic sources. Income tax benefit consisted of:

                                                       CURRENT     DEFERRED     TOTAL
                                                       --------    --------    --------
YEAR ENDED DECEMBER 31, 2000:
  Federal............................................  $     --      $--       $     --
  State..............................................       400       --            400
  Foreign............................................   (15,800)      --        (15,800)
                                                       --------      ---       --------
                                                       $(15,400)     $--       $(15,400)
                                                       ========      ===       ========
YEAR ENDED DECEMBER 31, 1999:
  Federal............................................  $(11,500)     $--       $(11,500)
  State..............................................     1,100       --          1,100
  Foreign............................................        --       --             --
                                                       --------      ---       --------
                                                       $(10,400)     $--       $(10,400)
                                                       ========      ===       ========

     Enlighten's income tax benefit differed from the expected income tax benefit computed by applying the statutory U.S. federal income tax rate (34%) to loss before income tax benefit as a result of the following:

                                                                2000          1999
                                                             -----------    ---------
Provision computed at federal statutory rate...............  $(1,913,800)   $(667,300)
State income tax, net of federal tax effect................     (326,900)    (114,400)
Change in valuation allowance..............................    2,280,300      835,700
Foreign taxes..............................................      (15,800)          --
Other......................................................      (39,200)     (64,400)
                                                             -----------    ---------
                                                             $   (15,400)   $ (10,400)
                                                             ===========    =========

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                               2000           1999
                                                            -----------    -----------
Deferred tax assets:
  Reserves not currently deductible.......................  $    36,000    $    47,500
  Credit carryforward.....................................      890,900        664,300
  Loss carryforward.......................................    3,576,500      1,603,000
                                                            -----------    -----------
          Total deferred tax assets.......................    4,503,400      2,314,800
Valuation allowance.......................................   (4,458,900)    (2,178,600)
                                                            -----------    -----------
          Net deferred tax assets.........................       44,500        136,200
                                                            -----------    -----------
Deferred tax liabilities:
  Software development costs..............................           --         83,000
  Depreciation and amortization...........................       44,500         53,200
                                                            -----------    -----------
          Total deferred tax liabilities..................       44,500        136,200
                                                            -----------    -----------
          Net deferred tax assets.........................  $        --    $        --
                                                            ===========    ===========

     The net change in the total valuation allowance for the year ended December 31, 2000 was a net increase of $2,280,300. Management has determined that such portion of deferred tax assets may not be realized.

     Enlighten has federal and state net operating loss carryforwards of approximately $9,564,200 and $5,568,600, respectively, that may be used to offset future taxable income and federal and state research tax credits of approximately $438,300 and $452,600, respectively, that may be used to offset future tax liabilities. The federal net operating loss and research credit carryforwards will expire primarily in 2018 and 2019 and the state net operating loss carryforward will expire primarily in 2003 and 2004.

(6) ACCRUED AND OTHER CURRENT LIABILITIES

     Accrued and other current liabilities consisted of the following:

                                                                2000        1999
                                                              --------    --------
Accrued employee related expenses...........................  $129,400    $152,600
Deferred rent...............................................    10,800      38,300
Royalty payable.............................................        --      16,400
Accrued professional fees...................................    59,200      54,800
Other.......................................................    68,900      73,500
                                                              --------    --------
                                                              $268,300    $335,600
                                                              ========    ========

(7) SHAREHOLDERS' EQUITY

  Preferred Stock

     The Board of Directors has the authority to issue, without further action by the shareholders, up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

  Offering of Common Stock

     On April 28, 2000, Enlighten completed a private placement of 715,885 units each consisting of one share of common stock and one redeemable purchase warrant to purchase one share of common stock for net proceeds of approximately $2,770,000. Enlighten sold the common stock at $4.225 and the warrants at $0.125, for an aggregate of $4.35 per unit. The price for the common stock was determined based on the five-day average closing price of Enlighten's common stock from April 17 through April 24, 2000. The private placement was completed entirely with accredited investors as defined in Regulation D promulgated under the Securities Act of 1933. The warrants have an exercise price of approximately $4.65 per share and a term of five years.

  Employee Stock Option Plan

     As of December 31, 2000, Enlighten had authorized 3,000,000 shares of common stock for issuance under the 1992 Employee Stock Option Plan (the Option
Plan). The Option Plan may be administered by the Board of Directors or a committee of the Board, which determines the terms of the options granted under the Option Plan, including exercise price, number of shares subject to each option and the exercisability thereof. The vesting periods determined by the Board of Directors generally provides for shares to vest ratably over 3.5 years and expire over 10 years.

     A summary of the status of all of Enlighten's stock option plans as of and during the years ended December 31, 2000 and 1999 follows:

                                                           2000                     1999
                                                   ---------------------    ---------------------
                                                                WEIGHTED                 WEIGHTED
                                                                AVERAGE                  AVERAGE
                                                                EXERCISE                 EXERCISE
                                                    SHARES       PRICE       SHARES       PRICE
                                                   ---------    --------    ---------    --------
Outstanding at beginning of year.................  1,279,489     $2.97      1,066,793     $2.21
Granted..........................................    499,332     $5.50        748,750     $3.55
Exercised........................................     (7,119)    $3.15       (278,824)    $1.73
Cancelled........................................   (226,661)    $5.07       (257,230)    $2.88
                                                   ---------                ---------
Outstanding at end of year.......................  1,545,041     $3.48      1,279,489     $2.97
                                                   =========                =========
Options exercisable at year end..................    839,512     $2.90        473,644     $2.35
                                                   =========                =========
Options available for future grant...............  1,216,514                  489,185
                                                   =========                =========

     A summary of the status of all Enlighten's stock option plans at December 31, 2000 follows:

                         OPTIONS OUTSTANDING
                 ------------------------------------    OPTIONS EXERCISABLE
                                WEIGHTED                ----------------------
                   NUMBER        AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                 OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
   RANGE OF          AT        CONTRACTUAL   EXERCISE       AT        EXERCISE
    PRICES        12/31/00        LIFE        PRICE      12/31/00      PRICE
---------------  -----------   -----------   --------   -----------   --------
$ 1.01 - $ 2.00     395,353        6.6        $ 1.81      347,133      $ 1.79
$ 2.01 - $ 3.00     366,203        8.1        $ 2.68      212,028      $ 2.72
$ 3.01 - $ 4.00     586,485        6.6        $ 3.42      207,180      $ 3.36
$ 4.01 - $ 5.00      49,000        6.2        $ 4.62       28,428      $ 4.67
$ 5.01 - $ 7.00      10,000        2.3        $ 6.31       10,000      $ 6.31
$ 7.01 - $ 8.00      19,000        2.1        $ 7.55        4,689      $ 7.56
$ 8.01 - $10.00      45,000        4.1        $ 9.75       12,856      $ 9.75
$10.01 - $11.00      74,000        8.5        $10.75       17,198      $10.76
                  ---------                               -------
          Total   1,545,041                               839,512
                  =========                               =======

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

  Employee Stock Purchase Plan

     Under Enlighten's 1994 Employee Stock Purchase Plan (the Purchase Plan) a total of 300,000 shares of common stock remain reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not be less than 1% nor exceed 10% of an employee's compensation, not to exceed shares with a fair market value of $25,000. The price of stock purchased under the Purchase Plan must be at least 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or at the end of the present purchasing period. Employees may end their participation in the offering at any time during the offering period and participation ends automatically upon termination of employment with Enlighten. The fair value of purchase plan rights granted in fiscal 2000 and 1999 was $1.29 and $1.39 per share, respectively.

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

                                                               2000       1999
                                                              -------    -------
Net loss (In thousands):
  As reported...............................................  $(5,613)   $(1,952)
                                                              =======    =======
  Pro forma.................................................  $(7,021)   $(2,636)
                                                              =======    =======
Basic and diluted net loss per share:
  As reported...............................................  $ (1.19)   $ (0.49)
                                                              =======    =======
  Pro forma.................................................  $ (1.49)   $ (0.66)
                                                              =======    =======

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000 -- an expected life of 3.5 years, risk-free interest rates of 5.50%, 160% expected volatility and no dividend yield; 1999 -- an expected life of 3.5 years, risk-free interest rates of 5.50%, 136% expected volatility and no dividend yield. The weighted-average fair value of options granted during the year was $4.45 and $2.98 for the years ended December 31, 2000 and 1999, respectively.

  Warrants

     In April 1994, in connection with Enlighten's initial public offering, Enlighten issued warrants to purchase up to 100,000 shares of common stock at an exercise price of $6.60, of which warrants to purchase up to 85,000 shares expired on April 19, 1999. In April 1999, terms of the warrants to purchase up to 15,000 shares were amended to extend their expiration to April 2001. The fair value of the extension of this warrant as determined using the Black-Scholes option pricing model was not significant using the following assumptions: an expected life of 2 years, risk-free interest rate of 5.50%, 136% expected volatility and no dividend yield.

     In June 1995, in connection with its facility lease, Enlighten issued warrants to purchase up to 50,000 shares of common stock at an exercise price of $5.50. In December 1999, Enlighten issued 12,248 shares of common stock pursuant to the net exercise of warrants to purchase 50,000 shares of common stock at $5.50 per share.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

     In January 1999, in connection with product marketing consulting performed, Enlighten issued warrants to purchase up to 25,000 shares of common stock at an exercise price of $2.50. Upon notice of exercise by the holders of the warrants, Enlighten, at the holders' option, may settle such exercise by either issuing the full amount of shares and receiving cash proceeds or issuing a net amount of shares with no cash proceeds. The fair value of these warrants, as determined using the Black-Scholes option pricing model, was $42,600, using the following assumptions: the contractual life of 10 years, risk-free interest rate of 5.50%, 135.8% expected volatility and no dividend yield. These warrants expired in January 2001.

     In April 2000, in connection with the private stock offering, Enlighten issued warrants to purchase up to 859,063 shares of common stock at an exercise price of $4.65. These warrants expire in April 2005.

(8) COMMITMENTS

  Leases

     Enlighten leases office space and certain office equipment under noncancelable leases expiring through 2003. Future minimum lease payments under these leases aggregate approximately $179,700, $1,500 and $700 in 2001, 2002 and 2003. Enlighten will receive payments totaling $21,500 in 2001 under an office space sublease agreement. Rent expense was $358,000 and $311,600 in 2000 and 1999, respectively.

  Royalties

     Enlighten has license agreements with unrelated third parties covering certain of its products requiring royalty payments ranging from 10% to 50% of product license and maintenance fees. During 2000, there were no royalties related to these agreements and $130,500 in 1999.

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

(9) SEGMENT REPORTING AND MAJOR CUSTOMERS

     SFAS No. 131 establishes standards for the way in which public companies disclose certain information about operating segments in Enlighten's financial reports. The information reviewed by the Chief Executive Officer is identical to the information in the accompanying statements of operations. Therefore, based on the criteria of SFAS No. 131, Enlighten operates in one segment and accordingly has provided only the required enterprise wide disclosures.

     For the years ended December 31, 2000 and 1999, sales to one customer accounted for approximately 42% and 60% of total revenues, respectively.

     Enlighten's operations outside of the United States consisted solely of a sales corporation in the United Kingdom. Domestic operations are responsible for the design, development and licensing of all products.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

Enlighten's Long-lived assets reside solely in the United States. Following are selected financial data, categorized by primary geographic area:

                                                                 2000          1999
                                                              ----------    ----------
Revenues:
  United States.............................................  $1,729,800    $3,235,400
  International.............................................      72,600         9,000
                                                              ----------    ----------
                                                              $1,802,400    $3,244,400
                                                              ==========    ==========

(10) SUBSEQUENT EVENTS

     In February 2001, Enlighten entered into a loan agreement with Maden Tech, a privately held Delaware corporation, through which Enlighten obtained a credit facility from Maden Tech. Under the loan agreement, Maden Tech agreed to provide an initial advance of $100,000 and, in the sole discretion of Maden Tech, additional advances under a credit facility providing for total borrowings in the aggregate amount of up to $1,118,250. All amounts extended under the credit facility are secured by Enlighten's core products, technology and intellectual property and are evidenced by a convertible note repayable upon demand by Maden Tech after July 15, 2001. Interest shall be paid quarterly at a rate equal to the Federal short-term rate announced by the Internal Revenue Service, calculated monthly.

     To satisfy certain of the conditions precedent specified in the loan agreement, on March 6, 2001, Enlighten (1) expanded the size of the board of directors from four to seven members, (2) caused one of the incumbent directors to resign effective upon the receipt of the initial advance, and (3) appointed four individuals designated by Maden Tech to serve on the board of directors. In addition, Omar Maden, the sole stockholder, Chief Executive Officer and a director of Maden Tech, was appointed to serve as Chief Executive Officer of Enlighten effective immediately following the initial advance.

     Subject to adjustment upon the occurrence of certain events, Maden Tech is entitled to convert amounts extended under the credit facility into shares of common stock at a conversion price of $0.225 per share. Accordingly, as a result of the initial $100,000 advance made by Maden Tech on March 6, 2001, Maden Tech acquired beneficial ownership of 444,444 shares of common stock. On March 12, 2001 and March 28, 2001, Maden Tech advanced additional amounts of $75,000 and $150,000, respectively. This $225,000 can be converted in to an aggregate of an additional 1,000,000 shares of common stock. Maden Tech expects to acquire beneficial ownership of additional shares of our common stock as additional amounts are loaned to Enlighten under the credit facility. If the credit facility were fully extended, Maden Tech would acquire the right to convert the indebtedness into up to 49.9% of the shares of common stock then outstanding (excluding, for the purpose of such calculation, shares of common stock issuable upon exercise by Maden Tech of the warrant described in the next paragraph).

     As a condition precedent to obtaining the initial advance, on March 6, 2001, Enlighten granted Maden Tech a warrant to purchase up to 2,000,000 shares of common stock. The warrant is immediately exercisable and will remain exercisable until March 6, 2002, at a price equal to the trailing five-day average closing price of common stock calculated as of the trading day immediately before the date of exercise. Accordingly, as of March 30, 2001, Maden Tech beneficially owns 3,444,444 shares of common stock, representing 40.9% of the shares of common stock outstanding.

     As of March 30, 2001, Maden Tech has advanced a total of $325,000 under the credit facility.

                                 EXHIBITS INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1      The Registrant's Amended and Restated Articles of
           Incorporation as filed with the Secretary of State of the
           State of California on May 21, 1996 (incorporated by
           reference to Exhibit 3.1 to the Registrant's Form S-1
           Registration Statement (No. 33-75388) which became effective
           April 19, 1994 (the 1994 Form S-1)).
  3.2      The Registrant's By Laws, as currently in effect
           (incorporated by reference to Exhibit 3.2 to the
           Registrant's Form S-1 Registration Statement (No. 33-75388)
           which became effective April 19, 1994).
 10.01     The Registrant's Form of Indemnity Agreement for officers
           and directors (incorporated by reference to Exhibit 10.1 of the 1994 Form S-1).
 10.02     The Registrant's First Amended and Restated 1992 Stock
           Option Plan (incorporated by reference to Exhibit 10.2 of
           the 1994 Form S-1).
 10.03     The Registrant's 1994 Employee Stock Purchase Plan
           (incorporated by reference to Exhibit 10.3 of the 1994 Form
           S-1).
 10.20     Lease, dated February 24, 1995, by and between Registrant
           and Mariner's Island Ltd. for the Registrant's offices at
           999 Baker Way, Fifth Floor, San Mateo, California
           (incorporated by reference to Exhibit 10.20 of the
           Registrant's Annual Report on Form 10-KSB for the year ended
           December 31, 1994 (the 1994 Form 10-KSB)).
 10.24*    Termination and Change in Control Agreement, dated April 24,
           1996, by and between Enlighten Software Solutions, Inc. and
           Michael A. Morgan (incorporated by reference to Exhibit
           10.24 of the Registrant's Annual Report on Form 10-KSB for
           the year ended December 31, 1996 (the 1996 Form 10-KSB)).
 10.26*    Nonqualified Stock Option Agreement, dated December 27,
           1996, by and between Enlighten Software Solutions, Inc. and
           Mark Himelstein (incorporated by reference to Exhibit 10.26 of the Registrant's 1996 Form 10-KSB).
 10.27     Agreement dated as of September 22, 1997, by and among
           Enlighten Software Solutions, Inc., Peter J. McDonald and
           New Dimension Software, Inc (incorporated by reference to
           Exhibit 10.27 of the Registrant's Current Report on Form 8-K
           dated October 1, 1997).
 10.28*    Employment letter, dated July 3, 1997, by and between
           Enlighten Software Solutions, Inc. and Mike Seashols
           (incorporated by reference to Exhibit 10.28 of the
           Registrant's Annual Report on Form 10-KSB for the year ended
           December 31, 1997 (the 1997 Form 10-KSB)).
 10.29*    Employment letter, dated August 28, 1997, by and between
           Enlighten Software Solutions, Inc. and David D. Parker
           (incorporated by reference to Exhibit 10.29 of the
           Registrant's 1997 Form 10-KSB).
 10.30     Agreement dated as of January 21, 1998, by and between
           Enlighten Software Solutions, Inc. and Silicon Graphics, Inc
           (incorporated by reference to Exhibit 10.30 of the
           Registrant's 1997 Form 10-KSB).
 10.31*    Employment letter, dated July 15, 1998, by and between
           Enlighten Software Solutions, Inc. and Bill Bradley
           (incorporated by reference to Exhibit 10.31 of the
           Registrant's Annual Report on Form 10-KSB for the year ended
           December 31, 1998 (the 1998 Form 10-KSB)).
 10.32*    Employment letter, dated January 15, 1999, by and between
           Enlighten Software Solutions, Inc. and Tim Gardner
           (incorporated by reference to Exhibit 10.32 of the
           Registrant's 1998 Form 10-KSB).
 10.33     Agreement dated as of December 31, 1998, by and between
           Enlighten Software Solutions, Inc. and International
           Business Machines Corporation (incorporated by reference to
           Exhibit 10.33 of the Registrant's 1998 Form 10-KSB).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.34     Agreement dated as of September 28, 1999, by and between
           Enlighten Software Solutions, Inc. and TurboLinux, Inc.
           (incorporated by reference to Exhibit 10.33 of the
           Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).
 10.35     Agreement dated as of October 21, 1999, by and between
           Enlighten Software Solutions, Inc. and Intel Corporation
           (incorporated by reference to Exhibit 10.35 of the
           Registrant's Annual Report on Form 10-KSB for the year ended
           December 31, 1999 (the 1999 Form 10-KSB)).
 10.36*    Employment letter, dated November 24, 1999, by and between
           Enlighten Software Solutions, Inc. and Bill Bradley
           (incorporated by reference to Exhibit 10.36 of the
           Registrant's 1999 Form 10-KSB).
 10.37*    Employment letter, dated December 8, 1999, by and between
           Enlighten Software Solutions, Inc. and Stephen E. Giusti
           (incorporated by reference to Exhibit 10.37 of the
           Registrant's 1999 Form 10-KSB).
 10.38     Loan Agreement dated as of February 14, 2001 by and among
           the Registrant and Maden Tech Consulting, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current
           Report on Form 8-K filed on March 15, 2001 (the "2001 Form
           8-K")).
 10.39     Convertible Demand Note made March 6, 2001 (incorporated by reference to Exhibit 10.2 to the 2001 Form 8-K).
 10.40     Warrant Agreement dated as of March 6, 2001 by and among the
           Registrant and Maden Tech Consulting, Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Form 8-K).
 10.41     Warrant Certificate MT-001 issued March 6, 2001
           (incorporated by reference to Exhibit 10.4 to the 2001 Form
           8-K).
 10.42     Registration Rights Agreement dated as of March 6, 2001 by and among the Registrant and Maden Tech Consulting, Inc.
           (incorporated by reference to Exhibit 10.5 to the 2001 Form
           8-K).
 10.43     Software Security Agreement dated as of February 14, 2001 by and among the Registrant and Maden Tech Consulting, Inc.
           (incorporated by reference to Exhibit 10.6 to the 2001 Form
           8-K).
 10.44     Conditional Assignment dated as of February 14, 2001
           (incorporated by reference to Exhibit 10.7 to the 2001 Form
           8-K).
 21.1      Subsidiaries of Enlighten (incorporated by reference to
           Exhibit 21.1 of the Registrant's 1994 Form 10-KSB).
 23.1      Consent of KPMG LLP.

---------------
* Compensatory or employment arrangement.