Form 10KSB/A
period 2000-12-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 2001-04-30
CIK 919175

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

        1900 SOUTH NORFOLK STREET, SUITE 220, SAN MATEO, CALIFORNIA 94403
          (Address of Principal Executive Offices, including Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for the fiscal year ended December 31, 2000 were $3,244,400.

The approximate aggregate market value of the registrant's Common Stock held by non-affiliates on April 16, 2001 was $1,820,500. This amount excludes shares held by directors, executive officers and holders of 5% or more of the outstanding Common Stock since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of April 16, 2001 was 4,979,812.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

        The undersigned registrant hereby amends items 9, 10, 11 and 12 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLLING PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

        Listed below are Enlighten's directors whose terms expire at the next annual meeting of shareholders.

                                                                                     Director
                 Name                    Age        Position with Enlighten           Since
---------------------------------   -----------   ---------------------------      ---------
Michael Seashols(1)(2).........          55       Co-Chairman of the Board             1997
                                                    of Directors
David D. Parker................          45       Co-Chairman of the Board             1997
                                                    of Directors
Omar Maden.....................          54       President, Chief Executive           2001
                                                    Officer and Director
Peter J. Sprague(1)(2).........          62       Director                             1994
David Ford.....................          45       Director                             2001
Robert Hinaman.................          53       Director                             2001
Kim McCaffrey..................          45       Director                             2001


---------------
(1) Member of Audit Committee
(2) Member of Compensation Committee

        Mr. Seashols joined Enlighten Software Solutions, Inc. (Enlighten) in July 1997 as Chairman of the Board and Director. Since retiring from his position as Chief Executive Officer of Usoft, Inc., a wholly-owned software subsidiary of Unysis, Inc., a provider of development and maintenance tools for client/server and Internet based computer applications, a position he held from 1994 through 1997, Mr. Seashols has been a private investor. From 1988 through 1993, he served as Chief Executive Officer and was a founder of Versant Object Technology Corporation, a provider of enterprise component management software systems for commercial applications in distributed computing environments. Previously, Mr. Seashols was a founder and the original Chief Executive Officer of Documentum, Inc., as well as vice president of sales for several software companies, including Oracle Corporation and Ingres.

        Mr. Parker was elected to the Board of Directors in March 1999 and in December 1999, became Co-Chairman of the Board of Directors. Mr. Parker served as President and Chief Executive Officer from August 1997 through December 1999. Since December 1999, Mr Parker has been employed by Enlighten working in business development and investor relations. Since 2000, Mr. Parker has also been interim Chief Executive Officer of Buzme, Inc., a communications application service provider. From November 1996 through August 1997, Mr.

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

        Mr. Maden joined Enlighten in March 2001 as President, Chief Executive Officer and Director. In 1986, Mr. Maden founded Maden Technologies, Inc., an Information Technology (IT) consulting firm, for which he currently serves as Chairman, President and Chief Executive Officer. Additionally, Mr. Maden serves as Chief Executive Officer of two Maden Tech subsidiaries,
ReplyNet, Inc. and McCaffrey Consulting, Inc.

        Mr. Sprague has served as a Director of Enlighten since February 1994. From 1965 through 1995, Mr. Sprague served as Chairman of the Board of National Semiconductor Corporation, a leading manufacturer of semiconductor components and integrated circuits. In May 1988, Mr. Sprague founded Wave Systems Corp., an electronic information company, for which he currently serves as Chairman.

        Mr. Ford has served as a Director of Enlighten since March 2001. Mr. Ford currently serves as Senior Vice President and General Counsel for Maden Tech Consulting, Inc. From 1995 to 2000, Mr. Ford was a member of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky & Popeo, PC.

        Mr. Hinaman has served as a Director of Enlighten since March 2001. From August 2000 until April 2001, Mr. Hinaman was President of esqNetwork, Inc. Prior to August 2000, Mr. Hinaman served as Managing Director for European Mergers and Acquisitions for Chase Manhatten Bank. Mr. Hinaman was previously the non-executive chairman of Huntsworth, PLC.

        Mr. McCaffrey has served as a Director of Enlighten since March 2001. Since 1993, Mr. McCaffrey has served as President of McCaffrey Consulting, Inc., a computer networking solutions provider and subsidiary of Maden Tech Consulting, Inc. Mr. McCaffrey previously served as Director of Worldwide Sales for Simpact, Inc.


EXECUTIVE OFFICERS

        The following sets forth certain information regarding the other executive officers of Enlighten.

        Stephen E. Giusti has served as Vice President, Finance and Administration and Chief Financial Officer since December 1999. Mr. Giusti joined Enlighten in August 1999 as Controller. From January 1998 to August 1999, Mr. Giusti served as Accounting and Financial Reporting Supervisor at Cadence Design Systems, Inc. From January 1991 to December 1997, Mr. Giusti served various positions at the public accounting firm of Meredith, Cardozo, and

Lanz, LLP most recently as Manager. Mr. Giusti is a Certified Public Accountant in the State of California.

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

        Based solely on Enlighten's review of such forms furnished to Enlighten and written representations from certain reporting persons, Enlighten believes that all filing requirements applicable to Enlighten's executive officers, directors, and persons who beneficially own more than 10% of Enlighten's common stock were complied with in 2000.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth information concerning the compensation paid during the years ended December 31, 2000, 1999 and 1998 of the person who served as Chief Executive Officer during 2000 and the other most highly compensated executive officer of Enlighten in 2000 (the "Named Executive Officers"):


                                                                                            Long Term
                                                          Annual Compensation             Compensation
                                                 -------------------------------------    ------------
                                                                             Other         Securities
                                                                            Annual         Underlying
                                       Year       Salary        Bonus     Compensation      Options
                                       ----      --------      --------   ------------    ------------
                                                                                            (shares)
Bill Bradley, Former President         2000      $176,000      $ 48,700    $     --               --
   and Chief Executive Officer(1)      1999      $143,900      $ 25,000    $     --          230,000
                                       1998      $ 35,700      $  7,500    $ 48,700           60,000

Stephen Giusti, Vice President         2000      $108,300      $ 21,000    $     --           20,000
   Finance and Administration and      1999      $ 31,000      $  4,000    $     --           60,000
   Chief Financial Officer             1998      $     --      $     --    $     --              --

--------
(1) Mr. Bradley was named President and Chief Operating Officer in September 1999, named Chief Executive Officer in December 1999 and resigned as an executive officer of Enlighten in March 2001.


OPTION GRANTS IN 2000

        The following table provides the specified information concerning grants of options to purchase Enlighten's common stock made during 2000 to the Named Executive Officers.

                                                                  Individual Grants
                                                ------------------------------------------------------
                                                                Percent
                                                               of Total
                                                 Number of      Options
                                                Securities    Granted to
                                                Underlying     Employees    Exercise or
                                                  Options         In        Base Price     Expiration
                  Name                            Granted     Fiscal Year    Per Share        Date
-----------------------------------------       ----------    -----------   ------------   ----------
Bill Bradley..............................              --          --         $    --             --

Stephen Giusti(1)........................           20,000           4%        $3.8125       05/17/10

----------
(1) Stock options vest one-seventh six months from the date of grant and 1/42nd per month thereafter for each full month of the optionee's continuous employment by Enlighten. Options are exercisable only to the extent vested.

AGGREGATE OPTION EXERCISES AND 2000 YEAR-END VALUES

        The following table provides the specified information concerning exercises of options to purchase Enlighten's common stock in 2000 and unexercised options held as of December 31, 2000 by the Named Executive Officers. The value of the unexercised in-the-money options is based on the closing price of Enlighten's common stock ($0.13 per share as reported on the Nasdaq Stock Market) on December 31, 2000, and is net of the exercise price of such options. As of December 31, 2000, none of the options were in-the-money.


                                                       Number of Securities              Value of Unexercised
                    Number of                     Underlying Unexercised Options         In-the-Money Options
                     Shares                      at December 31, 2000 (shares)(1)        December 31, 2000 (2)
                   Acquired on     Value        ---------------------------------    ---------------------------
       Name         Exercise      Realized      Exercisable        Unexercisable     Exercisable   Unexercisable
----------------   -----------   ----------     -----------        -------------     -----------   -------------
Bill Bradley.....         --      $     --         40,713               259,287      $        --    $        --

Stephen Giusti...         --      $     --         24,284                55,716      $        --    $        --


COMPENSATION OF DIRECTORS

        Directors who are employees of Enlighten do not receive any compensation for their services as directors. Directors who are not employees of Enlighten receive between $500 and $750 for attendance at each Board Meeting. Additionally, Enlighten's 1992 Stock Option Plan (the "Option Plan") provides that the Board has no authority, discretion, or power to grant options to any independent directors. Instead, each nonemployee director is automatically granted a nonqualified stock option to purchase 5,000 shares of common stock upon initial appointment or election and, for each year that a nonemployee director continues to serve on the Board, options to purchase 5,000 shares of common stock on the anniversary date of such initial appointment or election. Such options vest quarterly over a three-year period. Options to purchase 5,000 shares at an exercise price of $10.75 per share were granted to Mr. Sprague in February 2000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

        Enlighten has entered into an agreement with its Chief Financial Officer ("CFO"), providing for benefits upon termination and in the event of a "Change of Control" (as defined in the agreement). The agreement provides that in the event of a Change of Control, if the CFO's employment is terminated by Enlighten or its successor within ninety (90) days of a Change of Control, other than for cause, or if the CFO terminates his employment because of a change in duties, or in certain other circumstances, the CFO shall be entitled to the following: (i) a one-time payment equal to six (6) months of his then-current base salary; (ii) full vesting in all stock options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of April 16, 2001, certain information with respect to the beneficial ownership of Enlighten's common stock by (i) all persons known by Enlighten to be the beneficial owners of more than 5% of the outstanding common stock of Enlighten, (ii) each director of Enlighten, (iii) each Named Executive Officer, and (iv) all executive officers and directors of Enlighten as a group.

                                                                     Number of
                                                                     Shares of      Percentage
                                                                      Common            of
                                                                       Stock          Common
                                                                   Beneficially        Stock
Beneficial Owner(1)                                                Owned(1)(2)      Outstanding
---------------------------------------------------------------   ---------------   -----------
Maden Tech Consulting, Inc.(3).................................       3,888,888       43.9%
Omar Maden(4)..................................................       3,888,888       43.9%
Peter J. McDonald(5)...........................................         463,065        9.3%
Michael Seashols(6)............................................         410,000        7.9%
David D. Parker(7).............................................         320,284        6.1%
Peter J Sprague(8).............................................          50,832          1%
Stephen Giusti(9)..............................................          34,593           *
Bill Bradley...................................................              --           *
Robert Hinaman.................................................              --           *
David Ford.....................................................              --           *
Kim McCaffrey..................................................              --           *
Executive officers and directors as a group (11 persons) (10)..       5,167,662        55.0%


----------
*     Less than 1%.
(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) Shares beneficially owned and percentage of ownership are based on 4,972,312 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or disposition power with respect to such shares.

(3) Maden Tech has the right to acquire all such shares upon conversion of amounts outstanding under a credit facility (covering 1,888,888 shares) or exercise of a warrant (covering 2,000,000 shares).

(4) Mr. Maden, as the sole shareholder and a director of Maden Tech, may be deemed to beneficially own all such 3,888,888 shares beneficially owned by Maden Tech.

(5)   Includes 24,800 shares held by Mr. McDonald's children.

(6) Includes 200,000 shares subject to options which are exercisable as of June 15, 2001.

(7) Includes 255,284 shares subject to options which are exercisable as of June 15, 2001.

(8) Consists of shares subject to options which are exercisable as of June 15, 2001.

(9) Includes 34,284 shares subject to options which are exercisable as of June 15, 2001.

(10)  Includes shares described in Notes 3, 4, 5, 6, 7, 8 and 9.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For transactions between the Company and its officers, directors, and holders of more than 5% of its outstanding common stock, see "Summary Compensation Table," "Stock Options Granted in 2000," "Option Exercises and 2000 Year-End Values," and "Compensation of Directors."

          On March 6, 2001, Maden Tech Consulting, Inc. acquired the Enlighten securities it beneficially owns pursuant to the initial advance made by Maden Tech to Enlighten under a Loan Agreement dated as of February 14, 2001 by and between Maden Tech and Enlighten (the "Loan Agreement"). Under the Loan Agreement, Maden Tech agreed to provide Enlighten an initial advance of $100,000 and, in the sole discretion of Maden Tech, additional advances under a credit facility providing for total borrowings in the aggregate amount of up to $1,118,250. All amounts extended under the credit facility are secured by Enlighten's core products, technology and intellectual property and are evidenced by a convertible note repayable upon demand by Maden Tech made after July 15, 2001.

          On March 6, 2001, Maden Tech made the initial advance of $100,000 under the credit facility from Maden Tech's working capital. In connection with the initial advance of $100,000, on March 6, 2001 Enlighten granted Maden Tech a warrant to purchase up to 2,000,000 shares of Enlighten's Common Stock. The warrant is immediately exercisable and will remain exercisable until March 6, 2002, at a price equal to the trailing five-day average closing price of Enlighten's Common Stock calculated as of the trading day immediately before the date of exercise.

          Subject to adjustment upon the occurrence of certain events, Maden Tech is entitled to convert amounts extended under the credit facility into shares of Enlighten's Common Stock at a conversion price of $0.225 per share. Accordingly, the $100,000 advanced by Maden Tech to Enlighten is immediately convertible into 444,444 shares of Enlighten's Common Stock. On March 12, 2001, March 28, 2001, April 6, 2001 and April 11, 2001, Maden Tech advanced Enlighten $75,000, $150,000, $50,000 and $50,000, respectively, under the credit facility.

          The aggregate of $325,000 advanced is immediately convertible into an additional 1,444,444 shares of Enlighten's Common Stock. If the credit facility were fully extended, Maden Tech would acquire the right to convert the indebtedness into shares of Enlighten's Common Stock representing up to 49.9 percent of the shares then outstanding (excluding, for the purpose of such calculation, shares of Common Stock issuable upon exercise by Maden Tech of the warrant).

        All future transactions, including loans, between the Company, Maden Tech and their respective officers, directors, principal shareholders, and their affiliates will continue to be approved by the Board, including a majority of the disinterested directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                                    /s/ Omar Maden
                                    ---------------------------------------
                                    Omar Maden
                                    President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name/Title                                      Date
                 ----------                                      ----
/s/ Omar Maden                                              April 30, 2001
--------------------------------------------              ------------------
Omar Maden
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Stephen E. Giusti                                       April 30, 2001
--------------------------------------------              ------------------
Stephen E. Giusti
Vice President, Finance and Administration and Chief
Financial Officer (Principal Financial and Accounting
Officer)

/s/ Michael Seashols                                        April 30, 2001
--------------------------------------------              ------------------
Michael Seashols
Co-Chairman of the Board


--------------------------------------------              ------------------
David D. Parker
Co-Chairman of the Board


--------------------------------------------              ------------------
Peter J. Sprague
Director

/s/ David Ford                                              April 30, 2001
--------------------------------------------              ------------------
David Ford
Director

/s/ Robert Hinaman                                          April 30, 2001
--------------------------------------------              ------------------
Robert Hinaman
Director

/s/ Kim McCaffrey                                           April 30, 2001
--------------------------------------------              ------------------
Kim McCaffrey
Director
