Form 10QSB
period 2001-03-31
ENLIGHTEN SOFTWARE SOLUTIONS INC
filed 2001-05-14
CIK 919175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-23446

                              -------------------

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


        1900 SOUTH NORFOLK STREET, SUITE 220,SAN MATEO, CALIFORNIA 94403
        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (650) 578-0700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             999 BAKER WAY, FIFTH FLOOR, SAN MATEO, CALIFORNIA 94404
------------------------------------------------------------------------------
(Former address of principal executive offices, including zip code, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 2001, there were 4,979,812 shares of the issuer's common stock, no par value per share, outstanding.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS




                                                                                                                     PAGE NO.
                                                                                                                     --------
PART I            FINANCIAL INFORMATION

    Item 1.       Financial Statements:

                  Condensed Consolidated Balance Sheets: March 31, 2001 and December 31, 2000..............             3

                  Condensed Consolidated Statements of Operations: Three Months Ended
                      March 31, 2001 and 2000...............................................................            4

                  Condensed Consolidated Statements of Cash Flows: Three Months Ended
                      March 31, 2001 and 2000...............................................................            5

                  Notes to Condensed Consolidated Financial Statements......................................            6

    Item 2.       Management's Discussion and Analysis or Plan of Operations................................           10


PART II           OTHER INFORMATION

    Item 1.       Legal Proceedings.........................................................................           24

    Item 2.       Changes in Securities and Use of Proceeds.................................................           24

    Item 3.       Defaults Upon Senior Securities...........................................................           24

    Item 4.       Submission of Matters to a Vote of Security Holders.......................................           24

    Item 5.       Other Information.........................................................................           24

    Item 6.       Exhibits and Reports on Form 8-K..........................................................           24

                  SIGNATURES................................................................................           26

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                  March 31,            December 31,
                                                                                    2001                    2000
                                                                                ------------           ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................................     $     63,800           $    182,600
   Accounts receivable, less allowance for
     doubtful accounts of $5,000 and $5,000, respectively..................          244,100                 49,000
   Prepaid expenses and other current assets ..............................           28,800                 72,600
                                                                                ------------           ------------
      Total current assets ................................................          336,700                304,200
Property and equipment, net ...............................................          230,400                256,100
Other assets ..............................................................          377,300                364,600
                                                                                ------------           ------------
                                                                                $    944,400           $    924,900
                                                                                ============           ============

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Trade accounts payable .................................................     $    550,500           $    229,900
   Accrued and other current liabilities ..................................          173,200                268,300
   Convertible note payable ...............................................          325,000                     --
   Deferred revenue .......................................................          230,200                116,200
                                                                                ------------           ------------
      Total current liabilities ...........................................        1,278,900                614,400

Commitments and contingencies
Shareholders' (deficit) equity:
   Preferred stock, 1,000,000 shares authorized,
     none issued and outstanding ..........................................               --                     --
   Common stock, no par value, 20,000,000 shares
     authorized, 4,979,812 and 4,972,312 issued and
     outstanding at March 31, 2001 and December 31, 2000, respectively ....       11,253,700             11,249,300
   Deferred stock-based compensation ......................................           (2,100)                  (700)
   Accumulated deficit ....................................................      (11,586,100)           (10,938,100)
                                                                                ------------           ------------
      Total shareholders' (deficit) equity ................................         (334,500)               310,500
                                                                                ------------           ------------
                                                                                $    944,400           $    924,900
                                                                                ============           ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                     2001                  2000
                                                                                 -----------           -----------
Revenue:
   Product licenses ...................................................          $   254,100           $   179,900
   Product maintenance ................................................               52,800               172,100
   Consulting services ................................................               39,200                68,400
   Royalties ..........................................................                   --                15,800
                                                                                 -----------           -----------
      Total revenue ...................................................              346,100               436,200

Cost of revenue:
   Product licenses ...................................................                   --                24,800
   Product maintenance ................................................                1,700                56,800
   Consulting services ................................................                4,800                45,600
                                                                                 -----------           -----------
      Total cost of revenue ...........................................                6,500               127,200
                                                                                 -----------           -----------
        Gross margin ..................................................              339,600               309,000

Operating expenses:
   Research and development ...........................................              302,700               611,100
   Sales and marketing ................................................              398,200               680,100
   General and administrative .........................................              325,800               294,000
                                                                                 -----------           -----------
      Total operating expenses ........................................            1,026,800             1,585,200
                                                                                 -----------           -----------
           Operating loss .............................................             (687,200)           (1,276,200)
Other income, net .....................................................               40,000                18,000
                                                                                 -----------           -----------
           Loss before income taxes ...................................             (647,200)           (1,258,200)
                                                                                 -----------           -----------
Provision for income taxes ............................................                 (800)               (1,300)
                                                                                 -----------           -----------
           Net loss ...................................................          $  (648,000)          $(1,259,500)
                                                                                 ===========           ===========
Basic and diluted net loss per share ..................................          $     (0.13)          $     (0.30)
                                                                                 ===========           ===========
Shares used in computing basic and diluted net loss per share .........            4,977,312             4,229,589
                                                                                 ===========           ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        ------------------------------
                                                                                            2001               2000
                                                                                        -----------        -----------
Cash flows from operating activities:
   Net loss .....................................................................       $  (648,000)       $(1,259,500)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .............................................            32,400             84,900
      Amortization of deferred stock-based compensation .........................               600             33,500
      Changes in operating assets and liabilities:
        Accounts receivable .....................................................          (195,100)           929,600
        Prepaid expenses and other assets .......................................            31,100           (158,900)
        Trade accounts payable ..................................................           320,600            (10,600)
        Accrued and other liabilities ...........................................           (95,100)            26,200
        Deferred revenue ........................................................           114,000             36,100
                                                                                        -----------        -----------
           Net cash used in operating activities ................................          (439,500)          (318,700)
                                                                                        -----------        -----------

Cash flows from investing activities:
   Capitalization of software development costs .................................                --            (10,200)
   Purchases of property and equipment ..........................................            (6,700)           (19,200)
                                                                                        -----------        -----------
           Net cash used in investing activities ................................            (6,700)           (29,400)
                                                                                        -----------        -----------

Cash flows from financing activities:
   Borrowings under convertible note payable ....................................           325,000                 --
   Proceeds from issuance of stock ..............................................             2,400             51,000
                                                                                        -----------        -----------
           Net cash provided by financing activities ............................           327,400             51,000
                                                                                        -----------        -----------

Net decrease in cash and cash equivalents .......................................          (118,800)          (297,100)
Cash and cash equivalents at beginning of periods ...............................           182,600          1,045,600
                                                                                        -----------        -----------
Cash and cash equivalents at end of periods .....................................       $    63,800        $   748,500
                                                                                        ===========        ===========

Supplemental cash flow information:
   Cash paid for interest .......................................................       $        --        $        --
                                                                                        ===========        ===========
   Cash paid for income taxes ...................................................       $       800        $     1,300
                                                                                        ===========        ===========

Non-cash financing and investing activity:
   Issuance of warrants in connection with convertible note payable .............       $        --        $        --
                                                                                        ===========        ===========
   Deferred stock based compensation ............................................       $     2,000        $    16,500
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

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Enlighten Software Solutions, Inc. and subsidiary ("Enlighten"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, Enlighten believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Enlighten's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the consolidated financial position and results of operations as of and for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year.

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

Certain amounts in the condensed consolidated financial statements as of December 31, 2000 and for the three months ended March 31, 2000, have been reclassified to conform with the 2001 presentation.

2.      Revenue Recognition

Enlighten recognizes product license revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. Product license revenues that are contingent upon sale to an end-user by OEM's are recognized upon receipt of quarterly reports of shipments from OEMs.

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

During the three months ended March 31, 2001, Enlighten had three customers that represented 34%, 22% and 11% of total revenue, respectively. During the three months ended March 31, 2000, Enlighten had two customers that represented 29% and 27% of total revenue, respectively.

3.      Cash and Cash Equivalents

Enlighten considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

4.      Comprehensive Loss

Unrealized gains or losses on investments represent the only component of comprehensive loss, other than net loss. As of March 31, 2001 and 2000, the tax effects related to the component of other comprehensive loss were not significant. A summary of comprehensive loss follows:


                                                Three Months Ended
                                                     March 31,
                                          ------------------------------
                                             2001                2000
                                          -----------        -----------
Net loss ..........................       $  (648,000)       $(1,259,500)
Unrealized gain on securities .....                --              8,000
                                          -----------        -----------
    Comprehensive loss ............       $  (648,000)       $(1,251,500)
                                          ===========        ===========

5.      Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus all potentially dilutive common shares outstanding. Potentially dilutive common shares included in the dilution calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants computed using the treasury stock method. For the periods in which Enlighten had losses, potential common shares from common stock options and warrants are excluded from the computation of diluted net loss per share, as their effects are antidilutive.

The following is a reconciliation of the weighted average common shares used to calculate basic net loss per share to the weighted average common and potentially dilutive common shares used to calculate diluted net loss per share:


                                                                  Three Months Ended
                                                                      March 31,
                                                              -------------------------
                                                                2001             2000
                                                              ---------       ---------
Weighted average common shares used to calculate
  basic net loss per share ............................       4,977,312       4,229,589

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



    Stock options .....................................              --              --
    Warrants ..........................................              --              --
                                                              ---------       ---------
Weighted average common and potentially dilutive
  common shares used to calculate diluted
  loss per share ......................................       4,977,312       4,229,589
                                                              =========       =========


Stock options and warrants to purchase 4,401,019 and 1,429,476 shares of common stock for the three months ended March 31, 2001 and 2000, respectively, were outstanding but not included in the computation of diluted earnings per common share because they are anti-dilutive as a result of Enlighten's net loss.

6.      Notes Payable

In February 2001, Enlighten entered into a loan agreement with Maden Tech Consulting, Inc., a privately held Delaware corporation, through which Enlighten obtained a credit facility from Maden Tech. Under the loan agreement, Maden Tech agreed to provide an initial advance of $100,000 and, in the sole discretion of Maden Tech, additional advances under a credit facility providing for total borrowings in the aggregate amount of up to $1,118,250. All amounts extended under the credit facility are secured by Enlighten's core products, technology and intellectual property and are evidenced by a convertible note repayable upon demand by Maden Tech made after July 15, 2001. Interest shall be paid quarterly at a rate equal to the Federal short-term rate announced by the Internal Revenue Service, calculated monthly, 4.75% at March 31, 2001.

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

Subject to adjustment upon the occurrence of certain events, Maden Tech is entitled to convert amounts extended under the credit facility into shares of common stock at a conversion price of $0.225 per share. Accordingly, as a result of the initial $100,000 advance made by Maden Tech on March 6, 2001, Maden Tech acquired beneficial ownership of 444,444 shares of common stock. On March 12, 2001 and March 28, 2001, Maden Tech advanced additional amounts of $75,000 and $150,000, respectively. This $225,000 can be converted into an aggregate of an additional 1,000,000 shares of common stock. Maden Tech expects to acquire beneficial ownership of additional shares of our common stock as additional amounts are loaned to Enlighten under the credit facility. If the credit facility were fully extended, Maden Tech would acquire the right to convert the indebtedness into up to 49.9% of the shares of common stock

                ENLIGHTEN SOFTWARE SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


then outstanding (excluding, for the purpose of such calculation, shares of common stock issuable upon exercise by Maden Tech of the warrant described in the next paragraph).

As a condition precedent to obtaining the initial advance, on March 6, 2001, Enlighten granted Maden Tech a warrant to purchase up to 2,000,000 shares of common stock. The warrant is immediately exercisable and will remain exercisable until March 6, 2002, at a price equal to the trailing five-day average closing price of our common stock calculated as of the trading day immediately before the date of exercise. Accordingly, as of March 31, 2001, Maden Tech beneficially owned 3,444,444 shares of common stock, representing 40.9% of the shares of common stock then outstanding.

As of March 31, 2001, Maden Tech has advanced a total of $325,000 under the credit facility.

6.     Subsequent Events

On April 6, 2001, April 11, 2001 and April 25, 2001, Maden Tech advanced additional amounts of $50,000, $50,000 and $75,000, respectively. This $175,000 can be converted into an aggregate of an additional 777,777 shares of common stock. Accordingly, as of May 11, 2001, Maden Tech beneficially owned 4,222,222 shares of our common stock, representing 45.9% of the shares of common stock then outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        You should read the following discussion and analysis in conjunction with our financial statements and the notes thereto included elsewhere herein. Except for historical information contained herein, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results could differ materially from those discussed herein. Factors that could cause actual results or performance to differ materially or contribute to such differences include, but are not limited to, those discussed below in "Factors That May Affect Future Results" and "Liquidity and Capital Resources."

OVERVIEW

        We provide software products that allow the user to automate configuration and management tasks and monitor critical performance and operational characteristics of computer servers and workstations in the commercial environment. Our products allow the user to manage many computers through a single console view of its computer infrastructure. Our product is available for multiple operating systems within three distinct categories of computer and software architecture, including Unix, Linux and Windows. Our products enable users of computer servers and workstations that are networked or Internet based to manage their operations across various sites. Our core product, EnlightenDSM(TM), allows companies to manage their mission critical computer servers and workstations by enabling system managers and administrators to standardize the management of diverse computer operating systems, such as Unix, Linux, FreeBSD and Windows, and to monitor the on-going performance and availability of many different systems running together.

        Our software manages products from vendors such as Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, Intel Corporation, Microsoft Corporation, The Santa Cruz Operation, Inc., Silicon Graphics, Inc., Sun Microsystems, Inc., Red Hat, Inc., TurboLinux, Inc., Caldera Systems, Inc. and SuSE, Inc. Our award winning EnlightenDSM product suite is a fully integrated, cross-platform software solution.

        The key elements of our strategy include enabling the integration of Linux into the corporate environment, focusing on the mid-sized organization and departments of larger companies, adding timely effective manageability to Internet based application environments and distributing our products through third-party relationships such as systems management and other software application vendors, systems management service providers, and Linux hardware and appliance manufacturers and directly to end-user customers.

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

HISTORICAL RESULTS OF OPERATIONS

Net Revenue

        Net revenue decreased $90,100, or 21%, to $346,100 in the first quarter of 2001, as compared to the first quarter of 2000. The decrease was primarily attributable to a decrease in product maintenance revenue received from SGI. For the first quarter of 2000, product license revenues from our relationship with SGI were not included in operating results. In prior quarters, SGI provided Enlighten with revenue information prior to the issuance of Enlighten's interim financial information and thus revenue had been recorded in the period in which SGI shipped its servers and workstations. During the first quarter of 2000, SGI did not report revenue prior to the issuance of Enlighten's interim financial information and beginning in the second quarter of 2000, product license revenues from SGI are recorded in the quarter in which the report is received from SGI. Additionally, the first quarter of 2001 is the final quarter in which Enlighten will record revenues from SGI.

        Revenue from product license fees increased $74,200, or 41%, to $254,000 in the first quarter of 2001, as compared to the first quarter of 2000. The increase was primarily attributable to revenues reported from the SGI OEM relationship during the first quarter of 2001, partially offset by a decrease in end-user customer license revenues.

        Revenue from product maintenance fees decreased by $119,300, or 69%, to $52,800 in the first quarter of 2001, as compared to the first quarter of 2000. The decrease was primarily attributable to product maintenance revenue received from SGI under our OEM relationship received during the first quarter of 2000. The portion of this relationship for which we received product maintenance revenues ended in the fourth quarter of 2000.

        Revenue from consulting services decreased by $29,200, or 43%, to $39,200 in the first quarter of 2001, as compared to the first quarter of 2000. The decrease was primarily attributable to the non-recurring engineering revenues received during the first quarter of 2000 related to Enlighten's 1999 strategic relationship with Intel. There were no similar consulting services revenue during the first quarter of 2001. During the first quarter of 2001, Enlighten recognized consulting services revenue from product installation assistance and training of our end-user customers.

        Royalties consist primarily of royalties from BMC Corporation ("BMC"), formerly New Dimensions Software, Inc., from product license fees and product maintenance fees generated by the Tandem product line sold to BMC in October 1997. Total royalties decreased by $15,800, or 100%, in the first quarter of 2001, as compared to the first quarter of 2000. The decrease was attributable to the expiration of the royalty period in September 2000.

Cost of Revenue

        Cost of license revenue consists of royalties paid to third parties, amortization of software development costs, product packaging, documentation and software media. Cost of license revenue decreased by $24,800, or 100%, in the first quarter of 2001, as compared to the first quarter of 2000. This decrease was primarily attributable to a decrease in royalties paid to third parties, fully amortizing software development costs in the fourth quarter of 2000 and a decrease in the quantity of hardcopy product documentation and software media shipped during the first quarter of 2001.

        Cost of maintenance revenue includes customer support costs, such as hot-line and on-site support. Cost of maintenance revenue decreased by $55,100, or 97%, in the first quarter of 2001, as compared to the first quarter of 2000. This decrease was due primarily to a decrease in customer support headcount and personnel related costs.

        Cost of consulting services revenue consists of the direct costs required to provide the consulting services. Cost of consulting services revenue decreased by $40,800, or 89%, in the first quarter of 2001, as compared to the first quarter of 2000. This decrease is due primarily to a decrease in fees paid to third party software development vendors incurred in our strategic relationship with Intel.

Research and Development

        Research and development expenses consist of personnel expenses and associated overhead, the costs of short-term independent contractors required in connection with product development efforts and software development costs less amounts capitalized. Enlighten's investment in research and development, prior to the reduction for capitalization of software development costs, was $302,700 and $621,300, respectively, representing 87% and 142% of total revenue for the first quarter of 2001 and the first quarter of 2000, respectively. The decrease of $318,600, or 51%, in the first quarter of 2001, as compared to the first quarter of 2000, was primarily attributable to lower personnel related expenses due to lower headcount. Enlighten capitalized approximately $10,200 of software development costs in the first quarter of 2000 which represented approximately 2% of total research and development expenditures incurred during the quarter. There were no software development costs capitalized in the first quarter of 2001. The amount of capitalized software development costs in any given period may vary depending on the nature of the development performed.

        Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established.

Sales and Marketing

        Sales and marketing expenses include costs of sales and marketing personnel, advertising and promotion expenses, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by $281,900, or 41%, to $398,200 in the first quarter of 2001, as compared to the first quarter of 2000. This decrease was primarily attributable to lower personnel related expenses due to lower headcount and decreases in recruiting and trade show expenses.

General and Administrative

        General and administrative expenses include personnel costs for finance, administration, information systems, and general management, as well as professional fees, legal expenses, and other administrative costs. General and administrative expenses increased by $31,800, or 11%, to $325,800 in the first quarter of 2001, as compared to the first quarter of 2000. The increase was primarily attributable to higher legal and other professional expenses incurred in connection with certain corporate governance matters and our relationship with Maden Tech Consulting, Inc., partially offset by decreases in personnel related expenses due to lower headcount.

Other income, net

        Other income and expense includes interest income net of interest expense, foreign exchange gains and losses and gains from closure of UK operations. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Other income, net increased by $22,000, or 123%, to $40,000 in the first quarter of 2001, as compared to the first quarter of 2000, primarily due to a gain related to the liquidation of our dormant operations in the UK, partially offset by a decrease in interest income due to a lower average balance of invested cash.

Provision for income taxes

        Provision for income taxes consists of the minimum California state income taxes due for 2001, and the minimum California and New Jersey state income taxes due for 2000. No tax benefits have been recognized during the first quarter of either 2001 or 2000 due to the uncertainty related to Enlighten's ability to recognize a tax benefit for loss and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2001, our cash balance was $63,800, representing 7% of total assets. Cash equivalents are highly liquid investments with original maturities of ninety days or less. Our working capital deficit was $942,200 as of March 31, 2001. We had debt of $325,000 as of March 31, 2001 in addition to normal trade payables and accrued liabilities. Shareholders' deficit as of March 31, 2001 was $334,500.

        During the three months ended March 31, 2001, our operating activities used cash of $439,500, compared to cash used by operating activities of $318,700 in the same period in the prior year. The increase in cash used by operating activities was principally caused by changes in the balances of operating assets and liabilities, partially offset by a decrease in net loss.

        Enlighten's investing activities consisted primarily of additions to capital equipment in 2001 and 2000 and the capitalization of software development costs in 2000, which represented $6,700 and $29,400 of cash used for investing activities during the three months ended March 31, 2001 and 2000, respectively.

        Financing activities consisted primarily of the issuance of common stock and advances under a convertible note payable. Financing activities provided cash of $327,400 in the first quarter of 2001, compared with cash provided of $51,000 in the same period of 2000. Cash provided from financing activities in the first quarter of 2001 consisted primarily of advances on the loan agreement with Maden Tech. Cash provided from financing activities in the first quarter of 2000 consisted of proceeds from the exercise of employee stock options and the employee stock purchase plan.

        We will require substantial additional funding to fund our current obligations and meet our other obligations through 2001. To that end, in February 2001, we entered into a loan agreement with Maden Tech, through which we obtained a credit facility from Maden Tech. Under the loan agreement, Maden Tech agreed to provide us an initial advance of $100,000 and, in the sole discretion of Maden Tech, additional advances under a credit facility providing for total borrowings in the aggregate amount of up to $1,118,250. All amounts extended under the credit facility are secured by our core products, technology and intellectual property and are evidenced by a convertible note repayable upon demand by Maden Tech after July 15, 2001. Interest shall be paid quarterly at a rate equal to the Federal short-term rate announced by the Internal Revenue Service, calculated monthly, 4.75% at March 31, 2001.

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

        As a condition precedent to obtaining the initial advance, on March 6, 2001, we granted Maden Tech a warrant to purchase up to 2,000,000 shares of our common stock. The warrant is immediately exercisable and will remain exercisable until March 6, 2002, at a price equal to the trailing five-day average closing price of our common stock calculated as of the trading day immediately before the date of exercise. Accordingly, as of March 31, 2001, Maden Tech beneficially owned 3,444,444 shares of our common stock, representing 40.9% of the shares of common stock then outstanding.

        On April 6, 2001, April 11, 2001 and April 25, 2001, Maden Tech advanced additional amounts of $50,000, $50,000 and $75,000, respectively. This $175,000 can be converted into an aggregate of an additional 777,777 shares of common stock. Accordingly, as of May 11, 2001, Maden Tech beneficially owned 4,222,222 shares of our common stock, representing 45.9% of the shares of common stock then outstanding.

        In conjunction with our agreement with Maden Tech, we are refocusing our business strategy from a technology orientation to a solutions based sales and marketing effort. Additionally, we implemented a plan to decrease our operating expenses to a level for which our historical sales volume can support. As a result, our headcount decreased as engineering positions were eliminated and through increased attrition in other departments. We will continue our effort to add OEM partners and increase our end-user customer sales for both product license fees and consulting services.

        Our ability to continue as a going concern depends on our success in implementing the foregoing strategy on a timely basis. If our efforts to increase our sales and decrease our operating expenses fail or if Maden Tech does not advance amounts under the convertible note payable or if Maden Tech requires a cash repayment of borrowings under the convertible note payable, we would be required to obtain additional financing. There can be no assurance that we would be able to obtain such financing, or that any financing would result in a level of net proceeds required.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

        Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "intends," "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Actual results could vary materially from those expressed in those statements. Readers are referred to the "Management's Discussion and Analysis or Plan of Operation" section contained herein as well as the factors described below, which identify some of the important factors or events that could cause actual results or performance to differ materially from those contained in the forward looking statements.

WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES AND HAVE AN ACCUMULATED DEFICIT, AND WE MAY NOT BE ABLE TO SATISFY OUR FUTURE CAPITAL AND OPERATING REQUIREMENTS. OUR AUDITORS HAVE ISSUED THEIR REPORT ON OUR FISCAL YEAR 2000 CONSOLIDATED FINANCIAL STATEMENTS WHICH DISCUSSED SUBSTANTIAL DOUBT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

        We have a history of losses, anticipate further losses in 2001 and may not achieve profitability. We expect our cash flow from operations in 2001 to be insufficient to cover our capital or operating requirements, and we expect to incur a net loss in 2001. To meet our capital and operating requirements, we are seeking to restructure our business operations and will require additional funding. Given our uncertain financial condition, our independent auditors have concluded there exists substantial doubt as to our ability to continue as a going concern and accordingly, have included a "going concern" uncertainty paragraph in their report on our December 31, 2000 consolidated financial statements.

WE CONTINUE TO NEED ADDITIONAL CAPITAL, AND WE MIGHT NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING

        During the last five years we have financed our operations primarily through sales of equity securities and the sale of a prior product line. We believe that our existing capital resources, assuming Maden Tech remains willing to advance up to the full $1,118,250 under our recently obtained credit facility, are adequate to maintain our current operations through December 2001. In order to maintain our current operations beyond December 2001 and to continue to fund our operations and meet our other obligations through 2001, we may be required to obtain additional financing, particularly if Maden Tech declines to advance additional funds under the credit facility. The extent of our need for additional financing depends on our future performance, which, in part, is subject to general economic conditions and other factors beyond our control. We may not be able to obtain such financing in the amounts required for us to remain in business.

WE HAVE RECEIVED NOTIFICATION FROM THE NASDAQ STOCK MARKET THAT OUR COMMON STOCK MAY BE DELISTED AS A RESULT OF OUR FAILURE TO COMPLY WITH THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET

        We received a determination letter from Nasdaq on April 26, 2001, indicating that our common stock is subject to delisting from the Nasdaq SmallCap Market due to our inability to meet the continued listing requirement that our stock maintain a $1.00 minimum bid price on Nasdaq. Although we have appealed that determination, and our common stock will remain listed pending Nasdaq's final decision in response to our appeal, we cannot assure you that Nasdaq's decision ultimately will be favorable to us. If our common stock is delisted, it will trade over-the-counter rather than on Nasdaq, which could impair the liquidity of the trading market and cause holders to have difficulty trading in our stock.

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

MADEN TECH CONTROLS OUR OPERATIONS

        To satisfy the conditions precedent specified in the loan agreement, we entered in to with Maden Tech, on March 6, 2001, we (1) expanded the size of our board of directors from four to seven members, (2) caused one of our incumbent directors to resign effective upon the receipt of the initial advance, and (3) appointed four individuals designated by Maden Tech to serve on our board of directors. In addition, Omar Maden, the sole stockholder, Chief Executive Officer and a director of Maden Tech, was appointed to serve as our Chief Executive Officer effective immediately following the initial advance. Moreover, as of May 11, 2001, Maden Tech beneficially owned 4,222,222 shares of our common stock, representing 45.9% of the shares of common stock then outstanding. As a result, Maden Tech controls our day-to-day operations and has the ability, upon acquiring shares of our common stock by converting amounts outstanding under the credit facility and by exercising its warrant, to exert significant influence on the outcome of all matters submitted to a vote of our shareholders.

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

A SIGNIFICANT PERCENTAGE OF OUR REVENUE IS ATTRIBUTED TO SALES TO ONE OF OUR CUSTOMERS, AND OUR CONTRACT WITH THAT CUSTOMER HAS EXPIRED, LEAVING US WITHOUT A KEY SOURCE OF REVENUE

        Our largest customer accounts for a substantial percentage of our revenues. During the three months ended March 31, 2001 and 2000, approximately 35% and 29%, respectively, of our revenues consisted of license and maintenance fees received under our OEM relationship with Silicon Graphics to bundle a subset of features of the EnlightenDSM product with each Unix server and workstation that Silicon Graphics ships. Our license agreement with Silicon Graphics terminated at the end of the first quarter of fiscal year 2001, the end date of our three-year agreement. If we are unable to generate revenues from new sources to replace the Silicon Graphics revenue, our revenues and financial results will be harmed.

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

IF OUR RESELLERS ARE NOT SUCCESSFUL IN EXPANDING DISTRIBUTION CHANNELS, OUR ABILITY TO MAINTAIN OR INCREASE OUR REVENUES MAY BE HARMED

        Our growth depends on our ability to continue to expand our third-party distribution channel to market, sell and support our software products. We are currently investing, and intend to continue to invest, resources to develop this channel. We may not be successful in recruiting new organizations to represent us and our products.

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

A DECLINE IN SALES OF UNIX OR LINUX SYSTEMS WILL RESULT IN A DECREASE IN
REVENUES.

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

OUR SUCCESS IS TIED TO THE SUCCESS OF OTHER SEGMENTS OF THE COMPUTER INDUSTRY.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

        10.1 Loan Agreement dated as of February 14, 2001 by and among the Registrant and Maden Tech

        10.2    Convertible Demand Note made March 6, 2001

        10.3 Warrant Agreement dated as of March 6, 2001 by and among the Registrant and Maden Tech

        10.4    Warrant Certificate MT-001 issued March 6, 2001

        10.5 Registration Rights Agreement dated as of March 6, 2001 by and among the Registrant and Maden Tech

        10.6 Software Security Agreement dated as of February 14, 2001 by and among the Registrant and Maden Tech

        10.7    Conditional Assignment dated as of February 14, 2001

        (b)     Reports on Form 8-K:

        Our current reports on Form 8-K as filed on March 15, 2001 included Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 as referenced in the Exhibit list above.

                       ENLIGHTEN SOFTWARE SOLUTIONS, INC.

                           FORM 10-QSB, MARCH 31, 2001
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Enlighten Software Solutions, Inc.

DATE:  May 14, 2001                     SIGNATURE:  /s/   Omar Maden
       -----------------                           ---------------------------
                                                   Omar Maden
                                                   President and
                                                   Chief Executive Officer


DATE:  May 14, 2001                     SIGNATURE:  /s/ Stephen E. Giusti
       -----------------                           ---------------------------
                                                   Stephen E. Giusti
                                                   Vice President, Finance and
                                                   Administration and
                                                   Chief Financial Officer