Form 10-Q
period 2008-03-31
Diversified Opportunities, Inc.
filed 2008-05-15
CIK 919175

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2008

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-23446

                         Diversified Opportunities, Inc.
                 (Name of small business issuer in its charter)

                   Delaware                                     94-3008888
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)

         330 Clematis Street, Suite 217, West Palm Beach, Florida, 33401
               (Address of principal executive offices) (zip code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X} Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]


        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,199,221 as of May 15, 2008

                            DIVERSIFIED OPPORTUNITIES

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I
Item 1.  Financial Statements................................................  3

Item 2.  Management's Discussion and Analysis................................  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 16

Item 4T. Controls and Procedures............................................. 16

                                     Part II

Item 1.  Legal Proceedings................................................... 16

Item 1A. Risk Factors........................................................ 16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 20

Item 3.  Default Upon Senior Securities...................................... 20

Item 4.  Submission of Matters to a Vote of Security Holders................. 20

Item 5.  Controls and Procedures............................................. 20

Item 6.  Exhibits............................................................ 21


Signatures................................................................... 22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION


   Diversified Opportunities, Inc. (f/k/a Enlighten Software Solutions, Inc.)
                                  Balance Sheet
                               (Successor Company)


                                                           MARCH 31,
                                                             2008      DECEMBER
                                                          (UNAUDITED)  31, 2007
                                                           --------    --------

                                     ASSETS
Current assets
Cash                                                       $ 26,407    $      0
Prepaid expenses                                                  0           0
                                                           --------    --------
  Total current assets                                       26,407           0

-------------------------------------------------------------------------------
Total Assets                                               $ 26,407    $      0
-------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                     $ 10,828    $  6,268
Accrued expenses                                                  0           0
Due to related parties                                       22,049      16,049
Current portion of long term debt                                 0           0
                                                           --------    --------
   Total current liabilities                                 32,877      22,317

Stockholders' Deficiency:
Common stock-300,000,000 authorized $0.001 par value
9,199,192 issued & outstanding                                9,199       9,199
Additional paid-in capital                                   33,000      33,000
Common stock subscriptions receivable                             0     (30,000)
Accumulated Deficit                                         (49,029)    (34,516)
                                                           --------    --------
Total Stockholders' Deficiency                               (6,830)    (22,317)

-------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency               $ 26,047    $      0
-------------------------------------------------------------------------------

See notes to unaudited interim financial statements.

   Diversified Opportunities, Inc. (f/k/a Enlighten Software Solutions, Inc.)
                             Statement of Operations
                               (Successor Company)
                                   (unaudited)


                                                           Three Months Ended
                                                                March 31
                                                        ----------    ---------
                                                           2008          2007
                                                        ----------    ---------

Revenue                                                 $        0    $       0

Costs & Expenses:
  General & administrative                                  14,513            0
  Impairment of Long Lived Assets                                0            0
  Interest                                                       0            0
                                                        ----------    ---------
  Total Costs & Expenses                                    14,513            0

Income taxes                                                     0            0

--------------------------------------------------------------------------------
Net Loss                                                $  (14,513)   $       0
--------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                          Nil          Nil
Discontinued operations                                        Nil          Nil
--------------------------------------------------------------------------------
Basic and diluted net loss                                     Nil          Nil
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)    9,199,192      199,192
--------------------------------------------------------------------------------


See notes to unaudited interim financial statements.

   Diversified Opportunities, Inc. (f/k/a Enlighten Software Solutions, Inc.)
                             Statement of Cash Flows
                               (Successor Company)
                                   (unaudited)


                                                              Three Months Ended
                                                                   March 31
                                                             --------    ------
                                                               2008       2007
                                                             --------    ------

Cash flows from operating activities:
Net Loss                                                     ($14,513)   $    0
Adjustments required to reconcile net loss
    to cash used in operating activities:
Fair value of services provided by related parties              6,000         0
Increase (decrease) in accounts payable & accrued expenses      4,560         0
--------------------------------------------------------------------------------
Cash used by operating activities:                             (3,953)        0
--------------------------------------------------------------------------------
Cash used in investing activities                                   0         0
--------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of common stock                         30,000         0
--------------------------------------------------------------------------------
  Cash generated by financing activities                       30,000         0
--------------------------------------------------------------------------------

Change in cash                                                 26,047         0
Cash-beginning of period                                            0         0
--------------------------------------------------------------------------------
Cash-end of period                                           $ 26,047    $    0
--------------------------------------------------------------------------------


See notes to unaudited interim financial statements.

                         DIVERSIFIED OPPORTUNITIES, INC.
                   (F/K/A ENLIGHTEN SOFTWARE SOLUTIONS, INC.)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

On September 13, 2001 all of the company assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of September 14, 2001 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to September 13, 2001 are referred to as those of the "Successor Company". The successor company had no transactions between September 13, 2001 and the end of the reporting period, December 31, 2001 and was inactive in years 2002-2006.

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before September 14, 2001 was $0. The Company had been inactive since September 13, 2001. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2007 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.       RECENT COURT PROCEEDINGS:

On April 3, 2007, the Superior Court approved an Order requiring a shareholder meeting be held within 60 days. The court ordered meeting was held July 2, 2007

The accounts of any former subsidiaries were not included and have not been carried forward.

RESULTANT CHANGE IN CONTROL: In connection with the Order and subsequent shareholder meeting, Michael Anthony became our sole director and President on July 2, 2007. As sole officer and director, Michael Anthony entered into an agreement with Corporate Services International Profit Sharing Plan (CSIPSP) whereby CSIPSP agreed to make an investment of paid in capital of $30,000 to be used to pay for costs and expenses necessary to bring the Company back into compliance with state and federal securities laws and bring current all Securities and Exchange disclosure obligations. In exchange for the $30,000 CSIPSP was issued 9,000,000 post split shares of common stock on October 9, 2007

3.       EARNINGS/LOSS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

4.       NEW ACCOUNTING STANDARDS

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year beginning July 1, 2007. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

In June 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

5.       RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE:

         FAIR VALUE OF SERVICES:

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month through March 31, 2008, which totaled $5,400 for the three-month period then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three-month period ended March 31, 2008. The total of these expenses was $6,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

         This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

         Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes.


History

         Diversified Opportunities, Inc., (the "Company" or "Diversified Opportunities"), was originally incorporated on June 5, 1986 in California as Lab, Inc. and later the same month, on June 24, 1986, changed its name to Software Professionals, Inc. At the time of formation the Company was authorized to issue 1,000,000 shares of no par value common stock.

         On October 16, 1992, the Company filed Amended Articles of Incorporation increasing its authorized common stock to 10,000,000 no par value shares and contemporaneously enacted a forward split of 25:1.

         On January 12, 1994, the Company filed Amended and Restated Articles of Incorporation creating a class of 1,000,000 shares of blank check preferred stock, no par value, and enacting a reverse split of 1:2.77778.

         On April 20, 1994, following the filing of a registration statement on Form S-1 the Company began quoting its stock on the NASDAQ National Market under the symbol "SFTW".

         During this time the Company was in the software solutions business. In particular, the Company developed, marketed, and supported software products designed to automate the management of computer systems for companies in banking, finance, telecommunications, information technology, and other major industries. The Company offered systems management and administration solutions for the UNIX and NT as well as the Tandem systems market. In October, 1997, the Company changed its business model to focus solely on UNIX/NT products and to market solely through third party distributors.

         On May 21, 1996 the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation changing its name to Enlighten Software Solutions, Inc.

         On October 23, 1998, the Company's common stock began trading on the NASDAQ SmallCap Market.

         On January 23, 2001, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation increasing the authorized capital stock to 20,000,000 common shares, no par value and 1,000,000 preferred shares, no par value.

         In February 2001, the Company entered into a loan agreement with Maden Tech Consulting, Inc. or Maden Tech, a privately held Delaware corporation, through which we obtained a credit facility from Maden Tech. Under the loan agreement, Maden Tech agreed to provide us an initial advance of $100,000 and, in the sole discretion of Maden Tech, additional advances under a credit facility providing for total borrowings in the aggregate amount of up to $1,118,250. All amounts extended under the credit facility were secured by what at that time were our core products, technology and intellectual property and was evidenced by a convertible note repayable upon demand by Maden Tech after July 15, 2001. Interest was to be paid quarterly at a rate equal to the Federal short-term rate announced by the Internal Revenue Service, calculated monthly.

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

         Subject to adjustment upon the occurrence of certain events, Maden Tech was entitled to convert amounts extended under the credit facility into shares of our common stock at a conversion price of $0.225 per share. In addition, we granted Maden Tech a warrant to purchase up to 2,000,000 shares of our common stock. Accordingly, by May, 2001 Maden Tech beneficially owned 4,222,222 shares of our common stock, representing 45.9% of the total shares of common stock outstanding at that time.

         By that time the Company was struggling financially, with revenues not supporting the cost of maintaining compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended. Accordingly, rather than become delinquent in our filing obligations, in August 2001 the Company filed a Form 15 for the purpose of deregistering its securities.

         Ultimately, the business of the Company failed and on September 13, 2001, the Company filed a voluntary petition under Chapter 7, in the U.S. Bankruptcy Court, Northern District of California. On November 2, 2004, the Trustee filed its Report of Distribution and on January 4, 2005 a final decree was entered and the case was closed.

         As a result of the bankruptcy, Diversified Opportunities ceased all business operations and has not engaged in any operations since that time. In addition, on or about November 25, 2002 the California Secretary of State revoked Diversified Opportunities' corporate charter.

         Diversified Opportunities has not conducted any business operations since the end of 2001.

         On April 3, 2007, in its Court Order, the Superior Court of the State of California, County of Sacramento granted the application of Corporate Services International, Inc. to hold a shareholder's meeting for the purpose of electing a new board of directors. Mr. Michael Anthony is the sole officer, director and shareholder of Corporate Services International.

         In accordance with the Order and in furtherance of the purposes thereof, on May 31, 2007 Corporate Services International mailed, or caused to be mailed, a notice of meeting and proxy card to the shareholders of Diversified Opportunity setting a meeting which was held on July 2, 2007. The notice of meeting and proxy card requested that the shareholders vote on the appointment of Michael Anthony as sole Director.

         Michael Anthony was voted as the sole director by majority of those shareholders that attended the meeting, either in person or by proxy. On July 2, 2007 Mr. Anthony was appointed President, Secretary and Treasurer of Diversified Opportunities. In addition, Diversified Opportunities hired Corporate Services International for the purpose of assisting the Company in its efforts to salvage value for the benefit of its shareholders, including assisting in the preparation of this Registration Statement. Corporate Services International has also agreed to advise Diversified Opportunities as to potential business combinations. The agreement between Diversified Opportunities and Corporate Services International has not been reduced to writing.

         On or near October 1, 2007, Corporate Services International Profit Sharing Plan agreed to contribute $30,000 as paid in capital to Diversified Opportunities, the entire amount of which was paid to Diversified Opportunities on January 10, 2008. Diversified Opportunities has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company's business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of all past due franchise taxes; settling all past due accounts with the Company's transfer agent; calling and holding a shareholder's meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

         On or near July 10, 2007, Mr. Anthony filed the requisite documents the State of California for the purposes of reinstating the corporate charter. However, it was soon learned that the Company name "Enlighten Software Solutions, Inc." was no longer available, and accordingly on August 2, 2007 a Certificate of Amendment to the Articles of Incorporation were filed changing the name of the Company to Enlighten Softwear Solutions, Inc. The only difference in the name being the spelling of SOFTWARE.

         In consideration for the capital contribution, on or near October 9, 2007 Diversified Opportunities issued to Corporate Services International Profit Sharing Plan 225,000,000 shares of its common stock (pre split, 9,000,000 post split) representing approximately 97.835% of its common stock outstanding on that date.

         Corporate Services International Profit Sharing Plan is an entity, for which Michael Anthony is beneficiary. Corporate Services International, Inc. is a private services corporation for which Michael Anthony is the sole shareholder, officer and director.

         Moreover, from April, 2007 through January, 2008 Corporate Services International lent Diversified Opportunities $5,371 which funds were used to pay ongoing administrative expenses, including the costs associated with calling and holding the shareholders' meeting.

         On June 20, 2007, Enlighten Software Solutions, Inc. was incorporated in Delaware for the purpose of merging with Enlighten Softwear Solutions, Inc. a California Corporation so as to effect a redomicile to Delaware. The Delaware Corporation was authorized to issue 250,000,000 shares of $.001 par value common stock and 2,000,000 shares of $.001 par value preferred stock. On July 30, 2007 both Enlighten Softwear Solutions the California corporation and Enlighten Software Solutions the Delaware corporation signed and filed Articles of Merger, with the respective states, pursuant to which the California Corporation's shareholders received one share of new (Delaware) common stock for every one share of old (California) common stock they owned. All outstanding shares of the California Corporation's common stock were effectively purchased by the new Delaware Corporation, effectively merging the California Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

         On October 1, 2007, the Board of Directors adopted Amended and Restated By-laws of Enlighten Software Solutions (now Diversified Opportunities).

         On January 14, 2008, the Company changed its name to Diversified Opportunities, Inc. The name is not meant to be indicative of the Company's business plan or purpose. As more fully described herein under the heading "Current Business Plan", Diversified Opportunities' current business plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

         On February 11, 2008 Diversified Opportunities enacted a reverse split of its common stock on a 1:25 basis and concurrently increased its authorized capital stock to 310,000,000 shares comprised of 300,000,000 shares of common stock, $.001 par value and 10,000,000 shares of blank check preferred stock, $.001 par value. The Shareholders of Diversified Opportunities approved the amendment to the Articles of Incorporation to effectuate the name change, reverse split, and increase in authorized capital stock, by consent.

Current Business Plan
---------------------

         Diversified Opportunities is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, Diversified Opportunities' purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         Diversified Opportunities' common stock has been subject to quotation on the pink sheets. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for the last 2 years. There can be no assurance that there will be an active trading market for our securities following the effective date of this Registration Statement. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

         Management has substantial flexibility in identifying and selecting a prospective new business opportunity. Diversified Opportunities would not be obligated nor does management intend to seek pre-approval by our shareholders.

         Diversified Opportunities may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Diversified Opportunities may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         Diversified Opportunities intends to promote itself privately. The Company has not yet begun such promotional activities. The Company anticipates that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

         Diversified Opportunities has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On March 31, 2008 Diversified Opportunities had a cash balance of $26,407. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10Q's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Diversified Opportunities has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company with such outside assistance as he may deem appropriate. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officer and director. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management of Diversified Opportunities expects to meet personally with management and key personnel of the business opportunity as part of the investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements are not available.

         The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

         The Officer of Diversified Opportunities has some, but not extensive experience in managing companies similar to the Company and shall mainly rely upon his own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

         The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, Diversified Opportunities does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

         The time and costs required to pursue new business opportunities, which includes due diligence investigations, negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty.

         Management intends to devote such time as it deems necessary to carry out the Company's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to our plan of operation.

         Diversified Opportunities intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Diversified Opportunities is a Blank Check Company
--------------------------------------------------

         At present, Diversified Opportunities is a development stage company with no revenues and has no specific business plan or purpose. Diversified Opportunities' business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, Diversified Opportunities is a blank check company and any offerings of our securities would need to comply with Rule 419 under the Act. Diversified Opportunities has no current plans to engage in any such offerings.

Diversified Opportunities' Common Stock is a Penny Stock
--------------------------------------------------------

         Diversified Opportunities' common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of Diversified Opportunities is subject to the penny stock rules, it may be more difficult to sell our common stock.

Acquisition of Opportunities
----------------------------

         Management owns 9,000,000 post reverse shares or 97.835% of the total issued and outstanding shares of Diversified Opportunities. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition.

         As part of Diversified Opportunities' investigation, the officer and director of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis and verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

         With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

         Diversified Opportunities will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         Diversified Opportunities does not intend to provide its security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

Conflicts of Interest
---------------------

         Our management is not required to commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Diversified Opportunities. Moreover, management is currently an officer and director of Apogee Robotics, Inc. and Diversified Opportunities, companies substantially similar to Diversified Opportunities. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to a corporation for which they serve as an officer of director. In the event that our management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what he believes will be in the best interests of the shareholders of Diversified Opportunities and other respective public companies. Diversified Opportunities shall not enter into a transaction with a target business that is affiliated with management.

Competition
-----------

         Diversified Opportunities will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of Diversified Opportunities' combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors

Employees
---------

         Diversified Opportunities currently has no employees. The business of the Company will be managed by its sole officer and director and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.

OVERVIEW

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At March 31, 2008, we had $26,407 of cash assets. At March 31, 2008 the Company had current liabilities of $32,877.

         We have had no revenues in either the quarter end March 31, 2008 or 2007. Our operating expenses for the quarter end March 31, 2007 were $0 and for the quarter end March 31, 2008 were $14,513, comprised of general and administrative expenses. Accordingly, we had a net loss of $0 and a net loss per share of $Nil for the quarter end March 31, 2007 and a net loss of $14,513 and a net loss per share of $Nil for the quarter end March 31, 2008.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         On January 7, 2008, we received $30,000 through the sale of a total of 9,000,000 post split restricted shares to Corporate Services International Profit Sharing Plan an entity owned and controlled by our officer and director, Michael Anthony. In addition to the $30,000 capital investment, Corporate Services International, another entity owned and controlled by Mr. Anthony, has loaned the Company a total of $5,371 as of the date of this quarterly report. As of March 31, 2008 we have cash of $26,407. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of March 31, 2008 the Company had current liabilities of $32,877. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         Through the date of this quarterly report management related parties have made a capital investment of $30,000 into the Company and have loaned the Company an additional $5,371 for ongoing expenses.

         The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of March 31, 2008, the Company had a cash balance of $26,407. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the Securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

         Diversified Opportunities currently plans to satisfy its cash requirements for the next 12 months though it's current cash and by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. Diversified Opportunities currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

         Diversified Opportunities will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

         In connection with the plan to seek new business opportunities and/or effecting a business combination, the Company may determine to seek to raise funds from the sale of restricted stock or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

         There are no limitations in the certificate of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. The Company's limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

         The Company currently has no plans to conduct any research and development or to purchase or sell any significant equipment. The Company does not expect to hire any employees during the next 12 months.

OFF BALANCE SHEET ARRANGEMENTS

None

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to Diversified Opportunities as a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

            It is the responsibility of the chief executive officer and chief financial officer of Diversified Opportunities to establish and maintain a system for internal controls over financial reporting such that Diversified Opportunities properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2008, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

            This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

         On September 13, 2001, the Company filed a voluntary petition under Chapter 7, in the U.S. Bankruptcy Court, Northern District of California. On November 2, 2004, the Trustee filed its Report of Distribution and on January 4, 2005 a final decree was entered and the case was closed.

         On April 3, 2007, in its Court Order, the Superior Court of the State of California, County of Sacramento granted the application of Corporate Services International, Inc. to hold a shareholder's meeting for the purpose of electing a new board of directors. Mr. Michael Anthony is the sole officer, director and shareholder of Corporate Services International.

         Diversified Opportunities' officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.


ITEM 1A:  RISK FACTORS

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

DEPENDENCE ON KEY PERSONNEL

         Diversified Opportunities is dependent upon the continued services of its sole officer and director, Michael Anthony. To the extent that his services become unavailable, Diversified Opportunities will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.

         At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business, of which there can be no assurance. As of December 31, 2007 we had no cash, however as of March 12, 2008 we had cash of $26,491.50.

BROAD DISCRETION OF MANAGEMENT

         Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. There can be no assurance that determinations made by our management will permit us to achieve our business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS

         As of the date of this registration statement, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. There can be no assurance that any prospective business opportunity will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

         There is currently no active trading market in our shares. There can be no assurance that there will be an active trading market for our securities following commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS

         There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

CONFLICTS OF INTEREST

         Our management is not required to commit his full time to our affairs. There may be a conflict of interest in allocating his time in the event that management engages in similar business efforts for other entities. Our management will devote such time, in his sole discretion, to conduct our business, including the evaluation of potential new business opportunities. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon whether we have identified a new prospective business opportunity or are engaged in active negotiations related to a new business. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what they believe will be in the best interests of the shareholders of Diversified Opportunities and other respective public companies. Diversified Opportunities shall not enter into a transaction with a target business that is affiliated with management.

COMPETITION

         Diversified Opportunities expects to encounter intense competition from other entities seeking to pursue new business opportunities. Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

ADDITIONAL FINANCING REQUIREMENTS

         Diversified Opportunities has no revenues and is dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of December 31, 2007, Diversified Opportunities has incurred approximately $33,050 for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of this registration statement under the Exchange Act. In addition, as of December 31, 2007 Diversified Opportunities has current liabilities of $22,317 and has incurred additional expenses since that date. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this Registration Statement management related parties have made a capital investment of $30,000 into the Company and have loaned the Company an additional $5,371 for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES

         The holders of our shares of common stock and those persons who desire to purchase our stock in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for Diversified Opportunities' securities to be a limited one.

         It is the present intention of Diversified Opportunities' management, after the commencement of new business operations, to seek coverage and publication of information regarding our Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer's officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

         Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

DIVIDENDS UNLIKELY

         We do not expect to pay dividends for the foreseeable future because we have no revenues. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition. The payment of any future dividends will be within the discretion of our board of directors. It is our expectation that after the commencement of new business operations that future management will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

         Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of March 12, 2008, we have 9,199,192 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

COMPLIANCE WITH PENNY STOCK RULES

         Our securities will be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock", the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

GENERAL ECONOMIC RISKS

         Diversified Opportunities' current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect our plan of operation.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following is a list of unregistered securities sold by the Company within the last three years including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

         Corporate Services International Profit Sharing Plan agreed to contribute $30,000 as paid in capital to Diversified Opportunities, the entire amount of which was paid to Diversified Opportunities on January 108, 2008. In consideration for the agreed upon capital contribution, on or near October 9, 2007 Diversified Opportunities issued to Corporate Services International Profit Sharing Plan 225,000,000 shares of its common stock (pre split, 9,000,000 post split) representing approximately 97.835% of its common stock outstanding on that date.

         The Company believes that the issuance and sale of the restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. An appropriate restrictive legend is affixed to the stock certificates issued in such transactions.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 31, 2007 Corporate Services International mailed, or caused to be mailed, a notice of meeting and proxy card to the shareholders of Diversified Opportunity setting a meeting which was held on July 2, 2007. The notice of meeting and proxy card requested that the shareholders vote on the appointment of Michael Anthony as sole Director. Pursuant to Court Order quorum was set at those that attended the meeting either in person or by proxy.

         Michael Anthony was voted as the sole director by majority of those shareholders that attended the meeting, either in person or by proxy. On July 2, 2007 Mr. Anthony was appointed President, Secretary and Treasurer of Diversified Opportunities. The total votes in favor of Mr. Anthony's election were 94,785; those against were 8,430; and those abstaining were none; and those that did not participate were 4,871,797.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

EXHIBITS

NUMBER                         DESCRIPTION
------                         -----------


3.1.1              Original Articles of Incorporation dated June 5, 1986*

3.1.2              Amendment to Articles of Incorporation - June 24, 1986*

3.1.3              Amendment to Articles of Incorporation - October 16, 1992*

3.1.4              Amended and Restated Articles of Incorporation - January 12,
                   1994*

3.1.5              Amendment to Articles of Incorporation - May 21, 1996*

3.1.6              Amendment to Articles of Incorporation - January 23, 2001*

3.1.7              Articles of Incorporation - Delaware - June 20, 2007*

3.1.8              Amendment to California Articles of Incorporation - August 2,
                   2007*

3.1.9              Agreement of Merger - July 30, 2007*

3.1.10             Certificate of Merger - Delaware - July 30, 2007*

3.1.11             Certificate of Merger - California - October 1, 2007*

3.1.12             Amendment to Articles of Incorporation - January 14, 2008*

3.2                Amended and Restated By-Laws*

31.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes Oxley Act of 2002


* Filed with the Company's Form 10 filed on March 14, 2008.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 15, 2008                           DIVERSIFIED OPPORTUNITIES


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer