Form 10KSB
period 2008-06-30
Diversified Opportunities, Inc.
filed 2008-09-26
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the six months ended: June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-23446

DIVERSIFIED OPPORTUNITIES, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	94-3008888
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10907 Technology Place
San Diego California	92127
(Address and of principal executive offices)	(Zip Code)

(858) 613-8755

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Name of each exchange on
Title of each class	which registered
None	None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity on September 23, 2008 held by non-affiliates* of the registrant (based on the average bid and asked price of such stock on such date) was approximately $109,556.   (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At September 23, 2008, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

•

Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

DIVERSIFIED OPPORTUNITIES, INC.

FORM 10-K

FOR THE SIX MONTHS ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I

Item 1 - Description of Business

Item 1A - Risk Factors

Item 2 - Description of Property

Item 3 - Legal Proceedings

Item 4 - Submission of Matters to a Vote of Security Holders

PART II

Item 5 - Market for Common Stock and Related Stockholder Matters

Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7 - Financial Statements

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A - Controls and Procedures

Item 8B - Other Information

PART III

Item 9 - Directors and Executive Officers of the Registrant

Item 10 - Executive Compensation

Item 11 - Security Ownership of Certain Beneficial Owners and Management

Item 12 - Certain Relationships and Related Transactions

Item 13 - Exhibits

Item 14 - Principal Accountant Fees and Services

"SAFE HARBOR" STATEMENT UNDER

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public.  Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations under the headings “Item 1. Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Statements that are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future.  Accordingly, we cannot guarantee you that our plans and expectations will be achieved.  Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control.  These factors include, but are not limited to, those contained in “Item 1A. Risk Factors” and elsewhere in this report.  All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. Although we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

Item 1 - Description of Business

As used in this annual report, the terms "we", "us", "our", and the "Company" means Diversified Opportunities, Inc., a Delaware corporation or their management.

History

Diversified Opportunities, Inc., (the/our “Company” or “DVOP”), was originally incorporated on June 5, 1986 in California as Lab, Inc. and later the same month, on June 24, 1986, changed its name to Software Professionals, Inc.  At the time of formation, the Company was authorized to issue 1,000,000 shares of no par value common stock.  On October 16, 1992, the Company filed Amended Articles of Incorporation increasing its authorized common stock to 10,000,000 no par value shares and contemporaneously enacted a forward split of 25:1.  On January 12, 1994, the Company filed Amended and Restated Articles of Incorporation creating a class of 1,000,000 shares of blank check preferred stock, no par value, and enacting a reverse split of 1:2.77778.  On April 20, 1994, following the filing of a registration statement on Form S-1, the Company began quoting its stock on the NASDAQ National Market under the symbol “SFTW”.

During this time the Company was in the software solutions business, developing, marketing, and supporting software products designed to automate the management of computer systems for commercial concerns.  On May 21, 1996, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation changing its name to Enlighten Software Solutions, Inc.  On October 23, 1998, the Company's common stock began trading on the NASDAQ Small Cap Market.

During August 2001, the Company filed a Form 15 for the purpose of deregistering its securities.  On September 13, 2001, the Company filed a voluntary petition under Chapter 7, in the U.S. Bankruptcy Court, Northern District of California.  On November 2, 2004, the Trustee filed its Report of Distribution and on January 4, 2005 a final decree was entered and the case was closed.  As a result of the bankruptcy, we ceased all business operations and had not engaged in any operations from that time through the present.

On July 2, 2007, Michael Anthony was appointed President, Secretary and Treasurer of DVOP.  On or near July 10, 2007, Mr. Anthony filed the requisite documents with the State of California for the purpose of reinstating the corporate charter.  In October 2007, Corporate Services International Profit Sharing Plan (“CSIPSP”) agreed to contribute $30,000 as paid in capital to DVOP, the entire amount of which was contributed to DVOP in January 2008.  In consideration for the capital contribution, in October 2007 DVOP issued to CSIPSP 225,000,000 shares of its common stock (pre split, 9,000,000 post-split) representing approximately 97.83% of its common stock outstanding on that date.  CSIPSP is an entity, for which Mr. Anthony is beneficiary.  Moreover, from April 2007 through January 2008, Corporate Services International (a related entity employing Mr. Anthony) lent DVOP $5,371, which funds were used to pay ongoing administrative expenses.

On July 30, 2007, the Company through a series of transactions effectively reincorporated in the state of Delaware, while retaining the capital structure and number of shares outstanding of the previous California corporation.  On January 14, 2008, the Company officially changed its name to Diversified Opportunities, Inc.  On February 11, 2008, DVOP enacted a reverse split of its common stock on a 1:25 basis and concurrently increased its authorized capital stock to 310,000,000 shares comprised of 300,000,000 shares of common stock, $.001 par value and 10,000,000 shares of blank check preferred stock, $.001 par value. The shareholders of DVOP approved the amendment to the Articles of Incorporation to bring about the name change, reverse split, and increase its authorized capital stock, by consent.

Effective May 30, 2008, pursuant to the terms of a Stock Purchase Agreement dated May 16, 2008 (the “Purchase Agreement”) by and between QRSciences Holdings Limited, an Australian corporation (“QRSciences”) and CSIPSP, QRSciences purchased all of CSIPSP’s 9,000,000 shares of DVOP common stock (“Common Stock”) in exchange for the payment of $650,000 by QRSciences to CSIPSP. The 9,000,000 shares of DVOP common stock constitute 97.83% of the 9,199,192 shares of Company common stock outstanding as of the date of this report.  This purchase of CSIPSP’s shares by QRSciences resulted in a change of control.  Prior to the closing under the Purchase Agreement, CSIPSP owned 97.83% of the DVOP’s outstanding common stock. After the closing under the Purchase Agreement, QRSciences owns 97.83% of DVOP’s outstanding common stock.

The Purchase Agreement required as a condition of closing that Michael Anthony, the sole shareholder and beneficiary of CSIPSP, appoint Kevin Russeth to the Company’s board of directors and that Mr. Anthony resign his position as a director and executive officer of the Company effective as of May 30, 2008.  Mr. Russeth also was appointed the Chief Executive Officer, Chief Financial Officer and Secretary of DVOP, effective the same date.  There are no other arrangements or understandings among the former and new control group or their associates with respect to election of directors or other matters.

On July 29, 2008, we entered into a share exchange agreement (the “Share Exchange Agreement”) with QRSciences.  Under the terms of the Share Exchange Agreement, we will acquire the business of QRSciences’s wholly-owned subsidiary, QRSciences Pty Ltd, an Australian private corporation (“QRS Pty”), through an acquisition of all of its outstanding stock. In exchange we will (i) issue, in the aggregate, that number of shares of common stock of DVOP equal to Ten Million Dollars ($10,000,000) (as this value is determined by the terms of the Share Exchange Agreement) (the “Company Shares”), and (ii) pay One Million Dollars ($1,000,000) cash to QRSciences.  We will then own QRS Pty as a wholly owned subsidiary.  The Share Exchange Agreement and the transactions contemplated thereunder (the “Exchange”) were approved by our Board of Directors.  The closing of the Exchange is subject to certain standard conditions, and there can be no assurance that the Exchange or any other transactions contemplated by the Share Exchange Agreement will be consummated.

Under the terms of the Share Exchange Agreement, QRSciences has agreed to exchange all of its shares of QRS Pty common stock for that number of DVOP common shares calculated by dividing $10,000,000 by the “Issue Price.”  In the event that DVOP has completed a capital raise resulting in net proceeds to DVOP of at least $2,500,000 prior to the closing of the Share Exchange Agreement, then the Issue Price will be the price per share of DVOP common stock issued in the capital raise.  If DVOP issues any common stock equivalents in the capital raise such as convertible debt or equities, then the Issue Price shall be the price per share at which the common stock equivalents are initially convertible, exercisable or exchangeable for shares of DVOP common stock.  In the event that the capital raise has not occurred prior to the closing of the Share Exchange Agreement, then the Issue Price shall be calculated based on the volume weighted average price for our common stock for the twenty (20) trading days preceding the closing date.

As previously noted, we currently have 9,199,192 shares of common stock outstanding.  We cannot calculate the exact number of shares which will be outstanding upon completion of the Exchange.  This number is based on the number of shares to be issued to Seller in the Exchange based on the Issue Price as discussed above.  The Share Exchange Agreement contains representations and warranties of the Company and QRS Pty relating to, among other things, (a) proper corporate organization, (b) the authorization, performance and enforceability of the Share Exchange Agreement, (c) compliance with governmental and other authorizations and obtaining all consents required to consummate the transactions contemplated by the Share Exchange Agreement, (d) the capital structure of each company, (e) financial statements, (f) liabilities and the absence of undisclosed liabilities, (g) contract rights and commitments, (h) the absence of claims and litigation, (i) compliance with applicable laws, (j) insurance coverage and claims, (k) absence of material changes (l) employee matters, (m) corporate records, and (n) compliance with applicable provisions of the securities laws.

Under the Share Exchange Agreement, our Company and QRS Pty has agreed to do certain things, some of which are conditions to the closing, including: (a) in the case of our Company, preserve intact its business organizations and maintain the registration of its common stock under the Securities Exchange Act of 1934, (b) give the other access to the records and personnel to complete the Exchange, (c) maintain the confidentiality of information shared with the other party, (d) proceed expeditiously to undertake all actions necessary to consummate and make effective the Exchange, (e) in the case of QRS Pty, deliver to QRSciences audited financial statements prepared in compliance with GAAP and in accordance with all applicable Securities Exchange Commission (the "SEC"), rules and regulations, including Regulation S-X, (f) in the case of our Company, complete the capital raise with net proceeds in a minimum amount of $2,500,000; and (g) the execution of agreements providing for the termination of employment of Mr. Kevin Russeth from QRSciences, and the terms of employment of Mr. Kevin Russeth as our Chief Executive Officer.

We have agreed to indemnify QRS Pty and QRSciences for (a) inaccuracies of representations and warranties and agreements, (b) breach or non-fulfillment of covenants we made in the Share Exchange Agreement, (c) any misrepresentation in the Share Exchange Agreement or any related closing certificate, or (d) inaccuracies in any of our filings under the Securities Exchange Act of 1934 made prior to the closing.  QRS Pty has agreed to indemnify us for (a) inaccuracies of representations and warranties and agreements, (b) breach or non-fulfillment of covenants it made in the Share Exchange Agreement, or (c) any misrepresentation in the Share Exchange Agreement or any related closing certificate.

The Share Exchange Agreement may be terminated: (a) by mutual consent, (b) by either party if the Exchange is not consummated by December 31, 2008, or (c) by either party if the Exchange is prohibited by issuance of an order, decree or ruling. In the event of termination, both parties are responsible for their respective expenses.

QRS Pty specializes in the design, development and sale of advanced technology systems, sub-systems, components and software for security related applications.  Applications for the technologies and products of QRS Pty include the detection of explosives and narcotics, metal detection and imaging, surveillance and monitoring.  QRS Pty’s assets include wholly-owned subsidiary holding the convertible notes receivable and convertible Series A preferred stock of Spectrum San Diego Inc. (“Spectrum”), a private company based in San Diego, California.  Conversion of the notes receivable and Series A preferred stock would result in QRS Pty’s owning through its wholly-owned subsidiary, 33.4% of the currently outstanding common stock and a fully diluted equity position of approximately 31.3% of Spectrum (after taking into account the pro forma exercise of outstanding vested stock options, including those vested under the Spectrum employee stock option plan). QRS Pty also holds an option valid through September 2009 to buy all of the remaining shares of Spectrum.  Spectrum is a designer of specialized electronics and instrumentation with a specific focus on high-end niche products for the security industry.

Effective as of July 29, 2008, the Company also entered into a Loan Agreement with QRSciences.  The Loan Agreement provides that the Company may borrow up to $500,000 from QRSciences.  The amount borrowed by the Company under the Loan Agreement accrues interest at 8% and is due and payable on or before October 31, 2008, or as so agreed by the parties.

On August 4, 2008, QRS Pty exercised its option to purchase all of the remaining shares of Spectrum by delivering written notice of such exercise to Spectrum.  Under the terms of the option, the total purchase price is equal to the greater of (i) $14,000,000; or (ii) two times the annual revenue of Spectrum (as calculated in the option agreement), plus $10,000,000. The option also provides that QRS Pty may pay up to 50% of the purchase price in equity of QRS Pty or a publicly traded entity in which QRS Pty owns more than 50% of the voting stock.  In accordance with the acquisition option, the $14 million purchase price will be reduced by the percentage of Spectrum that QRS Pty (through its wholly-owned subsidiary) already owns. Given the fully converted 33.4% ownership interest in Spectrum, the amount of consideration in cash and equity required to be tendered by QRS Pty in connection with the purchase is estimated to be $9.32 million.  The purchase option also gives QRS Pty the option to pay the cash component of the acquisition consideration in equal monthly installments over a period not to exceed six months.

On July 29, 2008, the Company's Board of Directors also approved a change in the Company’s fiscal year end from December 31st to June 30th.

Current Business

As of the date of this report, our Company’s ongoing operations from the present until the Share Exchange Agreement is completed (should we be successful therein) will consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations, accounting and auditing expenditures as well as expenditures for investor relations activities.  Should we successfully complete the Share Exchange Agreement, we will hold 100% of the equity of QRS Pty and we will be effectively engaged in the businesses of both it and (should QRS Corporation (a wholly owned subsidiary of QRS Pty) complete its announced intention to buy the remaining non-owned shares of Spectrum) Spectrum.

Item 1A – Risk Factors

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this herein before making an investment decision.  If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have no operating history and no current business operations.  We do not currently have any business operations other than maintaining our public company status and preparing for the acquisition and capital raise described in the Share Exchange Agreement.   A substantial majority (9,000,000 shares) of the total shares of our 9,199,192 shares of common stock outstanding on May 30, 2008 (97.83%) were purchased by QRSciences.  We subsequently entered into the Share Exchange Agreement described above.  We do not currently have any history that reflects the business upon which we intend to enter upon the completion of the acquisition under the Share Exchange Agreement.  Because we have no operating history and no current business, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company.  Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

If we do not complete the Share Exchange Agreement we will continue to be without any business operations.  There can be no assurances that the acquisition contemplated under the Share Exchange Agreement will be completed, and the Company does not plan to explore any other business opportunities until such time, if ever, as the Share Exchange Agreement is consummated, or terminated by the parties if it is not completed by December 31, 2008.  If we do not complete the Share Exchange Agreement, we will continue to be without any business operations or prospects for the future which could result in an investor’s loss of a significant portion or all of his investment in our Company.

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have any revenues to cover our operating expenses and we are not profitable.  We are currently dependent on QRSciences to fund the operating and working capital needs of our Company. We cannot be certain that in the future our Company will successfully consummate the Share Exchange Agreement and will ever generate sufficient revenues and gross margin to achieve profitability.  If in the future we are able to complete the Share Exchange Agreement but we fail to achieve sufficient revenues and gross margin, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues and gross margins, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

If we complete the Share Exchange Agreement, we may face competition from others.  If we are successful in consummating the Share Exchange Agreement, our newly combined Company will face competition from other providers of security solutions. Many of these providers have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than us.  Many of these providers also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers.  Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

If we complete the Share Exchange Agreement, we will likely rely on third-party suppliers and distributors.  If we complete the Share Exchange Agreement, we will be dependent on other companies to provide necessary products and services in connection with key elements of our business.  Any interruption in our ability to obtain these services, or comparable quality replacements would severely harm our business and results of operations.  Such interruption could substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

If we complete the Share Exchange Agreement, our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain. If we complete the Share Exchange Agreement, our future success could depend significantly on our ability to protect our proprietary rights to the intellectual property upon which our products and services will be based. Any pending U.S. and international patent applications may not issue as patents in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

If we complete the Share Exchange Agreement, a future security incident that occurs in a situation where our products are deployed, whether our products are at fault or not, could leave us liable for substantial damages. Should we successfully consummate the Share Exchange Agreement, our future products from our newly combined company will be deployed in high security, high threat situations.  Further, our products will be involved in situations where acts of individuals could bring about high losses of human life as well as high incidental costs (e.g. destruction of aircraft or buildings).  Regardless of whether our products are ultimately found to have been responsible for such loss of life and property, we may still incur substantial costs in our legal defense in addition to any compensatory or punitive damages imposed upon our Company.  These costs may substantially exceed any insurance coverage that our Company may be able to secure in the future.  Such costs and liabilities could substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

If we complete the Share Exchange Agreement, we may be unable to secure necessary product liability insurance coverage for our products.  Should we successfully consummate the Share Exchange Agreement, either the risk of our products’ failure to perform or their deployment in high cost and high risk situations, could result in our Company’s inability to secure product liability insurance at an economically acceptable rate given our future revenues and gross margins.  If we were unable to secure such insurance coverage, it could result in our having to forego sales opportunities for our future products in either some or all of their proposed deployment locations.  Such issues related to the failure to secure necessary product liability coverage could substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

If we complete the Share Exchange Agreement, we are dependent upon a number of factors for the success of our products and services. Should we successfully consummate the Share Exchange Agreement, the future commercial success of our products will depend upon a number of factors, including:

•

Public sensibilities and tolerance for security measures, which is subject to change;

•

The availability and effectiveness of other products available to the market;

•

The costs to produce our products and the customers’ ultimate willingness to incur such costs;

•

The technological requirements of present and future security applications; and

•

The fact that the distribution and sales method chosen for products we market may be ineffective.

For any of these or other reasons, our products may be commercially unsuccessful.  If we are unable to produce products which are commercially successful, we may not be able to recoup our expenses and/or generate sufficient revenues and gross margin. In the event that we are unable to generate sufficient revenues and gross margins, we may not be able to continue operating as a viable business and an investor could suffer the loss of a significant portion or all of his investment in our Company.

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern. We currently project that our cash on hand and existing commitments for additional investment under the loan agreement from QRSciences will be sufficient to maintain our Company’s operations beyond one year from the date of this annual report if we do not complete the Share Exchange Agreement.  The completion of the Share Exchange agreement and the resultant addition of the QRSciences and Spectrum businesses, could raise substantial doubt about our ability to continue as a going concern due to the factors described elsewhere herein.  Our financial statements do not include any adjustments that might result from this uncertainty. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Our net operating loss carry-forward will be limited.  We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible limitations on the use of tax loss carry-forwards and the future expiration of the NOL.  This gives rise to uncertainty as to whether our deferred tax asset is realizable.  Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

Corporate and Other Risks

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against an officer or director. Our Company’s articles of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

We are responsible for the indemnification of our officers and directors. Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital.  Our articles of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

QRSciences and its affiliates, directors and employees beneficially own and control a substantially all of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Accordingly, any of our existing outside principal stockholders together with our directors, executive officers and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

The requirements in connection with being a public company may put us at a competitive disadvantage. The complexity of operating in a public company environment could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).  We may not be able to implement programs and policies in an effective and timely manner that adequately responds to the increased legal, regulatory compliance and reporting requirements associated with being a public company. Our failure to do so could lead to the imposition of fines and penalties and distract us from attending to the growth of our business. Also, it may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent auditor certifications that the Sarbanes-Oxley Act will in the future require publicly-traded companies with our capitalization to obtain.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act. We, like all other public companies, must incur additional expenses and to a lesser extent the diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required (or as will be required) by Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC, which we collectively refer to as Section 404. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, the management assessment portion of which will initially apply to us as of September 30, 2008. The requirements of Section 404 may unduly divert management’s time and resources for executing our business plan. If in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

If we complete the Share Exchange Agreement, we will be dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. If we complete the Share Exchange Agreement, our success will depend on the skills, experience and performance of key members of the new management team.  We do not anticipate having long-term employment agreements with any of the members of our new management team. Each of those individuals may voluntarily terminate his employment with the Company at any time. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

If we complete the Share Exchange Agreement, we may not be able to manage our growth effectively, which could adversely affect our operations and financial performance. If we complete the Share Exchange Agreement, the ability to manage and operate our business as we execute our growth strategy will require effective planning. Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place a significant strain on our personnel, management systems, infrastructure and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

Capital Market Risks

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. There is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company.  The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The completion of the Share Exchange Agreement will require the Company to issue additional shares of its common stock, and the completion of a capital raise will also result in the Company’s issuance of additional securities.  The Share Exchange Agreement provides that, upon closing, the Company will issue the number of our share of common stock equal to $10,000,000 divided by the “issue price” which is the price per share of common stock or common stock equivalents issued in the capital raise, or in the event that a capital raise has not occurred prior to the closing date, is the price per share based on the volume weighted average price for our common stock for the twenty (20) trading days preceding the closing date of the Share Exchange Agreement.  Unless waived by the parties, the closing of the Share Exchange Agreement requires our completion of a capital raise in a minimum amount of $2,500,000, which amount is expected to be higher.  This completion of the Share Exchange Agreement and capital raise, if completed, will result in our issuance of a substantial number of new securities which may be issued at a purchase price which is negotiated by new investors and may not be based on the trading price of our common stock.  The securities issued in the capital raise may include preferred stock or convertible debt, each of which are likely to have rights, privileges and preferences which are senior to those of our common stock, including for matters relating to voting, liquidation preferences and “veto” rights with respect to the certain operations of the Company.  The issuance of additional securities would also result in substantial dilution to the ownership of our common stock by our current shareholders.  Also, it is likely these new investors would negotiate registration rights for their common stock which will create a greater number of freely trading shares which may create downward pressure on the trading price of our common stock.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.  As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.  The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock. Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It will also likely make it more difficult to attract new investors at times when we require additional capital.

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock will continue to trade on the OTC Bulletin Board or another over-the-counter quotation system, or on the ‘‘pink sheets,’’ where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors.  Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

Item 2 – Description of Property

Our corporate offices and books of record are maintained at 10907 Technology Place, San Diego California 92127, where QRSciences subleases from Spectrum office space.  We currently have no outstanding leases or commitments to lease property although we expect that in the event we successfully complete the Share Exchange Agreement, we will contract or be billed for some portion of the property we will occupy with Spectrum.

Item 3 – Legal Proceedings

On September 13, 2001, our Company filed a voluntary petition under Chapter 7, in the U.S. Bankruptcy Court, Northern District of California.  On November 2, 2004, the Trustee filed its Report of Distribution and on January 4, 2005 a final decree was entered and the case was closed.  From time to time and in the course of business, we may become involved in various other legal proceedings seeking monetary damages and other relief.  The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, there are no legal claims currently pending or threatened against us that would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5 – Market for Common Stock and Related Stockholder Matters

Our common stock began trading publicly on the OTC Bulletin Board under the symbol “DVOP” on May 8, 2008.  Previously, our Company's common stock traded on the "Pink Sheets" under the symbol “DVOP.”  Such trading of our common stock was limited and sporadic. To the best knowledge of our Company, there was no active trading activity prior to our trading on the OTC Bulletin Board.  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.  The following table sets forth the high and low bid prices per share of our common stock by both the OTC Bulletin Board and the Pink Sheets for the periods indicated as reported on the OTC Bulletin Board.

For the year ended June 30, 2008	High	Low
Fourth Quarter	$0.85	$0.10
Third Quarter	$0.30	$0.10
Second Quarter	$0.60	$0.12
First Quarter	$0.44	$0.04

For the year ended June 30, 2007	High	Low
Fourth Quarter	$0.04	$0.04
Third Quarter	$0.12	$0.04
Second Quarter	$1.00	$0.04
First Quarter	$2.72	$0.04

The prices in the table above have been adjusted for the stock splits to date.  For the period while our shares traded on the OTC Bulletin Board, the quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

At the time of filing of this Annual Report on Form 10-KSB, there is no common stock that is subject to outstanding options or warrants to purchase or securities convertible into, common equity of the Company.

Effective as of February 2008, the SEC adopted new rules relating to the sale of restricted securities under Rule 144 of the Securities Act of 1933, as amended, with respect to the resale of such securities by shareholders of a “shell company” such as the Company.  The new rules provide that shareholders of a “shell company” are not eligible to sell under Rule 144 unless the company (i) is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; (ii) has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (iii) has filed current "Form 10 information" with the SEC reflecting that is no longer a “shell company” and one year has elapsed from the date of that filing.  The Company does not meet all of these requirements and shareholders of the Company are therefore not currently eligible to sell their shares under Rule 144.

The ability of individual shareholders to trade their shares in a particular state may be subject to various rules and regulations of that state.  A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

Holders of Record

As of September 23, 2008, 9,199,192 shares of our common stock were issued and outstanding, and held by approximately 841 stockholders of record.

Transfer Agent

Our transfer agent is Island Stock Transfer, St. Petersburg, Florida; telephone (727) 289-0010.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

At present, our Company has no Equity Compensation Plans.

Recent Sales of Unregistered Securities

None.

We plan to raise additional equity financing to finance future financing, investing and working capital needs.

Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this prospectus.  See "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," above.

Overview and Financial Condition

As described above, effective May 30, 2008, 9,000,000 shares of our Company’s 9,199,192 shares of common stock were purchased by QRSciences.  During all periods included in this Annual Report, our Company has not had any significant operations.  As of the date of this report, our Company’s ongoing operations from the present until the Share Exchange Agreement is completed (should we be successful therein) will consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations, accounting and auditing expenditures as well as expenditures for investor relations activities.  Should we successfully complete the Share Exchange Agreement, we will hold 100% of the equity of QRS Pty and we will be effectively engaged in the businesses of both it and (should QRS Pty complete its announced intention to buy the remaining non-owned shares of Spectrum) Spectrum.

We had no revenues in either the six months ended June 30, 2008 or the years ended December 31, 2007 and 2006.  Our operating expenses for the six months ended June 30, 2008 totaled $86,758 (including a $62,500 charge for 208,333 shares of common stock to be issued in connection with finders’ fees) while our operating expenses for the years ended December 31, 2007 and 2006 totaled $33,050 and $1,268, respectively.  All of our operating expenses were general and administrative expenses.

Liquidity and Capital Resources

With no revenues or gross margin, our Company is currently dependent (until the time of a possible future successful completion of the Share Exchange Agreement) for its continued operations on the holder of 97.83% of the outstanding shares of its common stock, QRSciences.  While we intend to raise future funding directly into DVOP should the Share Exchange Agreement be completed successfully, there can be no assurance that either the Share Exchange Agreement will be consummated or that we will be able to raise future funding at an acceptable price or at all.

We had no assets as of June 30, 2008.  Our liabilities at June 30, 2008 totaled $69,075 and consisted of accruals for professional services rendered on our behalf through that date ($6,575) and a liability for finders’ fees to be satisfied with the future issuance of 208,333 shares of our common stock ($62,500).  Our shareholders’ deficit totaled $69,075 at June 30, 2008 and included an accumulated deficit of $121,274 that reflects net losses incurred from September 14, 2001 through June 30, 2008 (see also discussion of “Fresh Start” accounting in the notes to our financial statements included herein).

Plan of Operations

During the next twelve months, our Company does not expect to purchase or sell any plant or significant equipment.  Should we successfully complete the Share Exchange Agreement, we will need to hire a significant number of additional employees both at the corporate level and within our potential operating subsidiaries.  We currently have two employees as of that date of this Annual Report.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements.  In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.  Should we be successful in completing the Share Exchange Agreement, there will be accounting policies that we believe will require application of management's most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Such significant accounting policies are described as follows.  If actual results differ significantly from our estimates and projections, there could be a material effect on our financial statements.

Revenue Recognition.  Any future revenues will be recognized on the accrual basis of accounting when earned.  We will recognize revenue for products sold at the time that product has been shipped, the selling price is fixed, collection is reasonably assured and when both title and risk of loss transfer to the customer, provided no significant obligations remain.  We will recognize revenues from the provision of services at the time they are rendered, the selling price is fixed and collection is reasonably assured, provided no significant obligations remain.  The SEC's Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Stock Based Compensation.  We will account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”), No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values.  We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Deferred Tax Valuation Allowance.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

Off-Balance Sheet Arrangements.  The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B promulgated under the Securities Act of 1933.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. Our Company was required to adopt this standard effective July 1, 2008 and its adoption had no material effect on our financial position or results of operations in any period presented herein.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) to the extent such positions exist.  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Application of FIN 48 had no material effect on our financial position or results of operations in any period presented herein.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  Our Company was required to adopt this standard effective July 1, 2008 and its adoption had no material effect on our financial position or results of operations in any period presented herein.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  The new standard is a revision of previous guidance with respect to the proper accounting for business combinations.  SFAS 141R will be effective for our fiscal year beginning July 1, 2009 and early adoption is not permitted.  We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  The new standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  SFAS 160 will be effective for our fiscal year beginning July 1, 2009 and early adoption is not permitted.  Our Company is currently evaluating whether SFAS 160 will have a material effect on its consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument or group of instruments. We do not hold any instruments that are subject to such risks.   We do not believe that interest rate risk will materially negatively impact out business plans.   We do not believe that inflation will materially negatively impact our business plans.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2008 or during the six months ended June 30, 2008.  We also had no such arrangements at either December 31, 2007 or 2006 or during the years then ended.

Item 7 – Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at June 30, 2008

Consolidated Statements of Operations for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Shareholders' Deficit for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

To the Board of Directors and Shareholders:

Diversified Opportunities, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

I have audited the accompanying balance sheets of Diversified Opportunities, Inc. (f/k/a Enlighten Software Solutions, Inc.) as of June 30, 2008 and December 31, 2007 and 2006 and the related statements of operations, stockholders' deficiency and cash flows for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (UNITED STATES). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Opportunities, Inc. as of June 30, 2008 and December 31, 2007 and 2006 and the results of its operations, its cash flows and changes in stockholders' deficiency for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Diversified Opportunities, Inc. will continue as a going concern. The Company had no cash at June 30, 2008 and, as discussed in the notes to the financial statements, is dependent on future funding in order to meet its obligations. These conditions raise substantial doubt about their ability to continue as a going concern.  Management's plans in regard to these matters are described in the notes to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael F. Cronin

Michael F. Cronin, Certified Public Accountant

Orlando, Florida

September 23, 2008

DIVERSIFIED OPPORTUNITIES, INC.
Balance Sheet
June 30, 2008

Assets

Total assets	$-

Liabilities and Shareholders’ Deficit

Accounts payable and accrued liabilities, including $62,500 for common stock to be issued in connection with finders’ fees	$69,075

Shareholders’ deficit:
Common stock; $0.001 par value; 300,000,000 shares authorized;
9,199,192 shares issued and outstanding	9,199
Additional paid-in capital	43,000
Accumulated deficit	(121,274)
Total shareholders' deficit	(69,075)

Total liabilities and shareholders’ deficit	$-

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

STATEMENTS OF OPERATIONS

	Six months ended June 30, 2008	Year ended December 31, 2007	Year ended December 31, 2006

General and administrative expenses, including $62,500 during the six months ended June 30, 2008 for common stock to be issued in connection with finders’ fees associated with the purchase of the Company by QRSciences	$86,758	$33,050	$1,268
Net loss	$(86,758)	$(33,050)	$(1,268)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)
Basic and diluted weighted average common shares outstanding	9,199,192	2,245,768	199,192

DIVERSIFIED OPPORTUNITIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock
	Shares	Amount	Additional paid-in capital	Subscription receivable	Accumulated deficit	Total stockholders’ deficit

Balance at December 31, 2005	199,192	$199	$-	$-	$(199)	$-
Net loss	-	-	-	-	(1,267)	(1,267)
Balance at December 31, 2006	199,192	199	-	-	(1,466)	(1,267)
Common stock issued for subscription receivable	9,000,000	9,000	21,000	(30,000)	-	-
Fair value of services provided by related party	-	-	12,000	-	-	12,000
Net loss	-	-	-	-	(33,050)	(33,050)
Balance at December 31, 2007	9,199,192	9,199	33,000	(30,000)	(34,516)	(22,317)
Receipt of subscription receivable	-	-	-	30,000	-	30,000
Fair value of services provided by related party	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	(86,758)	(86,758)
Balance at June 30, 2008	9,199,192	$9,199	$43,000	$-	$(121,274)	$(69,075)

DIVERSIFIED OPPORTUNITIES, INC.

STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Cash flows from operating activities:
Net loss	$(86,758)	$(33,050)	$(1,268)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock based charge for finders’ fees	62,500	-	-
Fair value of services provided and expenses paid by related parties	10,000	22,678	-
Changes in accounts payable and accrued expenses	(15,742)	6,268	-
Changes in amounts due to related parties	-	4,104	1,268
Cash flows from operating activities	(30,000)	-	-
Cash flows from financing activities:
Receipt of subscription receivable	30,000	-	-
Cash flows from financing activities	30,000	-	-
Change in cash	-	-	-
Cash, beginning balance	-	-	-
Cash, ending balance	$-	$-	$-

Diversified Opportunities, Inc.

Notes to Consolidated Financial Statements

1.

Basis of Presentation

Diversified Opportunities, Inc. (hereinafter referred to as “DVOP”, “we” or “the/our Company”) was originally incorporated in California in 1986 and ceased all operations in 2001.  On July 30, 2007, our Company through a series of transactions effectively reincorporated in the state of Delaware, while retaining the capital structure and number of shares outstanding of the previous California corporation.  Our Company was formerly known as Enlighten Software Solutions, Inc. until we changed our name on January 14, 2008.  On July 29, 2008, our Company's Board of Directors approved a change in our Company’s fiscal year end from December 31st to June 30th.

On September 13, 2001, the Company filed voluntary Chapter 7 petitions under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, San Francisco Division (case no. 01-32337). As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets. On January 4, 2005 the Chapter 7 bankruptcy was closed.

On February 11, 2008, DVOP enacted a reverse split of its common stock on a 1:25 basis and concurrently increased its authorized capital stock to 310,000,000 shares comprised of 300,000,000 shares of common stock, $.001 par value and 10,000,000 shares of blank check preferred stock, $.001 par value.  All share amounts herein reflect the share amounts from the reverse split.

Our Company is controlled by QRSciences Holdings Limited, an Australian corporation (“QRSciences”) pursuant to the May 30, 2008 purchase by QRSciences of 9,000,000 shares of common stock from Corporate Services International Profit Sharing Plan (“CSIPSP”) for $650,000.  The 9,000,000 shares of DVOP common stock constitute 97.83% of the 9,199,192 shares of Company common stock outstanding as of June 30, 2008.  This purchase of CSIPSP’s shares by QRSciences resulted in a change of control. Prior to the closing under the Purchase Agreement, CSIPSP owned 97.83% of the DVOP’s outstanding common stock. After the closing under the Purchase Agreement, QRSciences owns 97.83% of the DVOP’s outstanding common stock.

On July 29, 2008, we entered into a share exchange agreement (the “Share Exchange Agreement”) with QRSciences.  Under the terms of the Share Exchange Agreement, we will acquire the business of QRSciences’s wholly-owned subsidiary, QRSciences Pty Ltd, an Australian private corporation (“QRS Pty”) through an acquisition of all of its outstanding stock. In exchange we will (i) issue, in the aggregate, that number of shares of common stock of DVOP equal to Ten Million Dollars ($10,000,000) (as this value is determined by the terms of the Share Exchange Agreement) (the “Company Shares”), and (ii) pay One Million Dollars ($1,000,000) cash to QRSciences.  We will then own QRS Pty as a wholly owned subsidiary.  The Exchange Agreement and the transactions contemplated thereunder (the “Exchange”) were approved by our Board of Directors.  The closing of the Exchange is subject to certain standard conditions, and there can be no assurance that the Exchange or any other transactions contemplated by the Share Exchange Agreement will be consummated.   In connection with the Exchange, QRSciences will be issued additional shares of our Company’s common stock.

Our financial statements have been prepared assuming that we will continue as a going concern.  We currently project that our cash on hand and existing commitments for additional investment will be sufficient to maintain our Company’s operations beyond one year from the date of this annual report, if we do not complete the Share Exchange Agreement.  QRSciences has provided the necessary funding required to continue our current operations that includes primarily general and administrative expenses required to maintain our Company compliant with the requirements of a fully reporting public company.  Further, we believe that QRSciences will continue to fund our operations for the foreseeable future, although there is no requirement on QRSciences to maintain this funding.

Should we be successful in completing the Share Exchange Agreement, the resultant addition of the QRSciences businesses could raise substantial doubt about our ability to continue as a going concern due to uncertainties that could arise due to the nature of QRSciences’ businesses.  Our financial statements do not include any adjustments that might result from this uncertainty.  If the combined company were to be unable to generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we could be required to substantially revise our business plan or cease operations.  These factors, among others, could create an uncertainty about our ability to continue as a going concern.  If we successfully complete the Share Exchange Agreement, we anticipate raising additional equity financing through the sale of unregistered shares of our Company’s common stock in order to finance the future investing and working capital needs of the combined company.  However, there can be no assurance as to whether, when, or upon what terms we would be able to consummate any such financing.

2.

Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  We adopted “fresh-start” account as of September 14, 2001 in accordance with the guidance specified by American Institute of Certified Public Accounts Statement of Position (“SOP”)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

To the extent that we have revenue from the sale of goods, it will be recognized when an order has been received, the product has been shipped, the selling price is fixed or determinable and collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. To the extent that we have revenue from the provision of services, it will be recognized at the time services are rendered, their selling price is fixed or determinable and collection is reasonably assured, provided that no significant obligations remain. Sales revenues will not include sales taxes collected from the customer.

Cash and Cash Equivalents

Cash and cash equivalents include cash and investments that are readily convertible into cash and have original maturities of three months or less.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives.  Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  The projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Factors we consider important which could trigger an impairment review include:

•      Significant under-performance relative to historical or projected future operating results;

•      Significant changes in the manner of use of the acquired assets or the strategy for our Company’s overall business; and

•      Significant negative industry or economic trends.

Income Tax Expense Estimates and Policies

As part of the income tax provision process of preparing our financial statements, we are required to estimate our liabilities for income taxes.  This process involves estimating our current tax expenses together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  Management then assesses the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent believed that recovery is not likely, a valuation allowance is established.  Further, to the extent a valuation allowance is established and changes occur to this allowance in a financial accounting period, such changes are recognized in our tax provision in our consolidated statement of operations.  We use our judgment in making estimates to determine our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a future valuation allowance against our deferred tax assets.  We recognize the benefit of an uncertain tax position taken or expected to be taken on our income tax returns if it is “more likely than not” that such tax position will be sustained based on its technical merits.

We account for uncertainties in income taxes in accordance with FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

Share-Based Compensation

We account for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options.  We use historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable and notes payable. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable approximate their fair values, as their interest rates approximate market interest rates.

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for anything other than cash.

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted average number of common dilutive and dilutive equivalent shares outstanding during the period.  Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable at prices below the existing market price) and shares issuable upon the conversion of preferred stock.  We had no common equivalent shares outstanding during any period included herein and accordingly, dilutive loss per share was equivalent to basic loss per share.  All share and per share amounts have been restated for the effect of the 25 for 1 reverse stock split in February 2008.

Litigation

From time to time, we may become involved in disputes, litigation and other legal actions.  We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, established a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We adopted this standard effective July 1, 2008 and its adoption had no material effect on our financial position or results of operations in any period presented herein.  In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  We adopted this standard effective July 1, 2008 and its adoption had no material effect on our financial position or results of operations in any period presented herein.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  The new standard is a revision of previous guidance with respect to the proper accounting for business combinations.  SFAS 141R will be effective for our fiscal year beginning July 1, 2009 and early adoption is not permitted.  We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  The new standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  SFAS 160 will be effective for our fiscal year beginning July 1, 2009 and early adoption is not permitted.  Our Company is currently evaluating whether SFAS 160 will have a material effect on its consolidated financial statements.

3.

“Fresh Start” accounting

On September 13, 2001, all of our Company's assets were transferred to the Chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted “fresh-start” accounting as of September 14, 2001 in accordance with procedures specified by AICPA Statement of Position (“SOP”) No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.  All results for periods subsequent to September 13, 2001 are referred to as those of the “Successor Company”. The Successor Company had no transactions between September 13, 2001 and the end of the reporting period, December 31, 2001 and was inactive in years 2002-2005.  In accordance with SOP No. 90-7, the reorganized value of our Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, Business Combinations.  Each liability existing at the planned sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates.  It was determined that the Company's reorganization value computed immediately before September 14, 2001 was nothing.  The Company had been inactive since September 13, 2001. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

4.

Income taxes

We estimate that our net operating loss carryovers incurred prior to May 30, 2008 that would be available to reduce future income taxes were significantly reduced or eliminated through our recent change of control in accordance with Internal Revenue Code Section 382 and similar California rules.  Our operating loss carry-forwards generated subsequent to May 30, 2008 are immaterial and consequently, we have no deferred tax assets.

5.

Stockholders’ equity

Reverse stock split

On January 14, 2008, we declared a reverse split of our common stock. The formula provided that every twenty-five (25) issued and outstanding shares of common stock of the Corporation be automatically converted into 1 share of common stock.  Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share.  The reverse stock split was effective February 11, 2008 for holders of record at that date.  All share amounts included herein have been restated to give retroactive effect to this reverse split.  All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred on or before January 1, 2006.

Common stock

We are currently authorized to issue up to 300,000,000 shares of $0.001 par value common stock.  All issued shares of common stock are entitled to vote on a one share/one vote basis. On October 9, 2007, Corporate Services International Profit Sharing Plan agreed to contribute a total of $30,000 as paid in capital in exchange for 9,000,000 post-split shares of restricted common stock.  Our company used these funds to pay the costs and expenses necessary to make our Company compliant with the requirements of a US public company.  Such expenses include fees to reinstate the corporate charter; payment of all past due franchise taxes; settling all past due accounts with the transfer agent; accounting and legal fees; costs associated with bringing current its filings with the Securities and Exchange Commission, as well as other related expenses.  In January 2008 the full subscription of $30,000 was received.

Preferred stock

We are currently authorized to issue up to 10,000,000 shares of $ 0.001 preferred stock.  On January 25, 2007, the Board of Directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind.

Stock options and warrants

There are no employee or non-employee options grants outstanding.  There are no warrants outstanding to purchase any class of our capital stock.

Future issuance of common stock

In connection with finders’ fees incurred related to the purchase of 9,000,000 shares of our common stock by QRSciences, we agreed to the future issuance of 208,333 shares of our Common Stock to companies that provided the services.  At the date of the purchase by QRSciences (May 30, 2008), our stock had a closing market price of $0.30 per share.  Accordingly, we recorded a charge of $62,500 during the six months ended June 30, 2008 in connection with the future Common Stock issuance.

6.

Related party transactions

Our principal stockholder and Chief Executive Officer prior to May 2008 was Michael Anthony.  Mr. Anthony provided unreimbursed services to our Company from July 2007 through December 2007, valued at $10,800 and from January 2008 through May 2008, valued at $9,000.  Mr. Anthony also provided without cost to the Company, office space valued at $1,200 for the year ended December 31, 2007 and $1,000 through May 2008.  The totals of these expenses for the year ended December 31, 2007 and the six months ended June 30, 2008 were $12,000 and $10,000, respectively, and were included in the accompanying statements of operations as general and administrative expenses, with corresponding contributions to additional paid-in capital.

Amounts due related parties consisted of corporate reinstatement expenses paid by Mr. Anthony.  Such items totaled $5,371 and $1,268 at December 31, 2007 and 2006 respectively. Legal services provided to the company by Laura Anthony (Mr. Anthony's spouse) through Legal & Compliance, LLC were valued at $10,678 and were unpaid at December 31, 2007.  These amounts were later forgiven prior to May 30, 2008, with the corresponding amount added to additional paid in capital during the six months ended June 30, 2008.

From April 2007 through January 2008, Corporate Services International (a related entity employing Michael Anthony) lent DVOP $5,371, which funds were used to pay ongoing administrative expenses.

Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2008 for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008 due to control deficiencies that constituted material weaknesses.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following internal control deficiency, which it deemed material weaknesses during its assessment of our internal control over financial reporting as of June 30, 2008:

•

Management in assessing its internal controls and procedures for fiscal 2008 identified a lack of sufficient segregation of duties.  Specifically, this material weakness is such that management must rely primarily on detective controls and controls could be strengthened by adding preventative controls to properly safeguard company assets.

In conclusion, our Chief Executive Officer concluded that we did not maintain effective internal control over financial reporting as of June 30, 2008.

Management’s Remediation Initiatives

Our Company is in the process of developing and implementing remediation plans to address its material weaknesses.

Management has identified the following specific remedial action to address the material weakness described above:

•

Improve the effectiveness of the accounting group by continuing to augment existing Company resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions.  The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department at or about the time that the Company consummates the Share Exchange Agreement with QRSciences.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for certain public companies.

Item 8B – Other Information

Departure of Director or Principal Officer

On May 30, 2008, Michael Anthony resigned as a Director, President and Chief Executive Officer of the Company.

Election of Directors or Appointment of Principal Officer

On May 30, 2008, Kevin Russeth was appointed as a Director and as the Company’s Chief Executive Officer, President, Chief Financial Officer and Secretary.

Item 9 – Directors and Executive Officers of the Registrant

Our directors are elected by our shareholders to a term of one year and to serve until his successor is duly elected and qualified, or until his death, resignation or removal.  Each of our officers is appointed by our Board of Directors to a term of one year and serves until his successor is duly elected and qualified, or until his death, resignation or removal from office.

The number of Directors is determined by resolution of our Board of Directors or by our stockholders at our annual meeting.  Our current Board of Directors consists of one Director who was elected to serve on our Board on May 30, 2008.

Name

Age

Position

Kevin Russeth

47

President, Chief Executive Officer, Chief Financial Officer, Secretary and a Director of the Company

Mr. Kevin Russeth, age 47, has been the Company’s Chief Executive Officer, President, Chief Financial Officer and Secretary and a Director since May 30, 2008. Mr. Russeth has been the Managing Director of QRSciences Holdings Limited, a public company headquartered in Australia, since June 2002. He has been the Chief Executive Officer and Executive Director of QRSciences Holdings Limited’s subsidiary, QRSciences Pty Ltd since June 2002, and President of QRSciences Corp since March 2004. Mr. Russeth has been a director of Spectrum SDI since February 2006. Mr. Russeth acted as Executive Chairman and Chief Executive Officer of QRSciences Holdings Limited from June 2002 until December 2007. Prior to his tenure at QRSciences, Mr. Russeth spent several years in the financial services industry with E. F. Hutton, Shearson Lehman, Merrill Lynch, and Smith Barney.

Audit Committee

Our entire Board of Directors serves as our Audit Committee.  Our sole member of our Board of Directors is not independent as defined by item 401(e)(ii) of regulation S-B.

Code of Ethics

The Company has adopted a Code of Business Ethics and Conduct (the “Code”) that applies to the every officer of and Director to the Company. The Code is attached an exhibit to this Annual Report. The Code is also available free of charge upon request to the Company at. 10907 Technology Place, San Diego, California 92127, Attn:  Kevin Russeth, CEO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish our Company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by the company and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2008 were filed.

Item 10 - Executive Compensation

Through the year ended June 30, 2008, our executive officers have elected to forego all forms of compensation.  Executive compensation was determined through decisions undertaken by our Board of Directors.  Our Company does not have a formal Compensation Committee.  We expect that should the aforementioned Share Exchange Agreement take place with QRSciences, we will be required to formalize our policies with respect to executive compensation.

The following table summarizes the compensation to the former officers and directors of the Company for the last two fiscal years.  Mr. Anthony resigned effective as of May 30, 2008, while Mr. Russeth was appointed to his positions within our Company on May 30, 2008.

SUMMARY COMPENSATION TABLE

Change in

Pension

Value and

Non-Qual.

Deferred

Stock

Option

Non-equity

Compens.

All Other

Salary

Bonus

Awards

Awards

Incentive

Earnings

 Compensation(1)

Total

Position

Period

($)

($)

($)

($)

Comp ($)

($)

($)

($)

Michael Anthony

2008(1)

0

0

0

0

0

0

0

0

CEO/Director

2007

0

0

0

0

0

0

0

0

President/Secretary

2006

0

0

0

0

0

0

0

0

Kevin Russeth

2008(1)

0

0

0

0

0

0

0

0

CEO/CFO/Secretary/Director

(1)  Six months ended June 30, 2008

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

The Company has no employment agreements.

Our current director is an employee of the Company and is not compensated in his capacity as director.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

As of September 1, 2008, we had 9,199,192 shares of common stock issued and outstanding.  The following table sets forth as of September 1, 2008 information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as warrants or options to purchase shares of our common stock.   Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors
Kevin Russeth	15,000	*

5% Stockholders
QRSciences Holdings Limited	9,000,000	97.83%
8-10 Hamilton Street, Cannington, Western Australia 6109

* Less than 1%

(1)  Unless otherwise noted, the address is c/o Diversified Opportunities, Inc. 10907 Technology Place, San Diego, California, 92127.

Item 12 - Certain Relationships and Related Party Transactions

Related Transactions.  Our Company closely reviews transactions between the Company and persons or entities considered to be related parties (collectively “related parties”).  Transactions of this nature require the approval of our management and our Board of Directors.  In the event of a transaction of a sufficiently material nature, our Company’s policy is to solicit approval from our shareholders.  Since January 1, 2006, we have not had any transactions in which any of our related parties had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below.

Our principal stockholder prior to May 2008 Michael Anthony, provided unreimbursed services to our Company from July 2007 through December 2007, valued at $10,800 and from January 2008 through May 2008, valued at $9,000.  The principal stockholder also provided without cost to the Company, office space valued at $1,200 for the year ended December 31, 2007 and $1,000 through May 2008.  The totals of these expenses for the year ended December 31, 2007 and the six months ended June 30, 2008 were $12,000 and $10,000, respectively, and were included in the accompanying statements of operations as general and administrative expenses, with corresponding contributions to additional paid-in capital.

Amounts due related parties consisted of corporate reinstatement expenses paid by Michael Anthony.  Such items totaled $5,371 and $1,268 at December 31, 2007 and 2006 respectively. Legal services provided to the company by Laura Anthony (Michael Anthony's spouse) through Legal & Compliance, LLC were valued at $10,678 and were unpaid at December 31, 2007.

From April 2007 through January 2008, Corporate Services International (a related entity employing Michael Anthony) lent DVOP $5,371, which funds were used to pay ongoing administrative expenses.

Parent Companies.  QRSciences Holdings Limited owns 97.83% of our Company’s outstanding shares of common stock.

Director Independence.  Our sole member of our Board of Directors is not independent under the definition of independent director promulgated by the NASDAQ.

Item 13 – Exhibits

The exhibits filed herewith are listed in the Exhibit Index immediately preceding such exhibits. The Exhibit Index is incorporated herein by reference.

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2006, 2007 and the six months ended June 30, 2008 were $4,000, $5,000 and $4,650, respectively.

(2) Audit-Related Fees

There were no fees billed in 2006, 2007 or the six months ended June 30, 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for 2006, 2007 or the six months ended June 30, 2008.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for 2006, 2007 or the six months ended June 30, 2008.

(5) Audit Committee

The Registrant's Audit Committee, or officer performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years 2006, 2007 and the six months ended June 30, 2008.  Audit-related fees, tax fees, and all other fees, if any, were approved by the officers performing the functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Opportunities, Inc., a Delaware corporation

By: /s/ KEVIN RUSSETH

       Kevin Russeth, President, Chief Executive Officer, Chief Financial Officer, Director and Secretary

Power of Attorney

I, the undersigned director and officer of Diversified Opportunities, Inc. hereby severally constitute and appoint Kevin Russeth, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1934, this registration statement has been signed by the followings persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ KEVIN RUSSETH Kevin Russeth	Kevin Russeth, President, Chief Executive Officer, Chief Financial Officer, Director and Secretary (Principal Executive Officer)	September 23, 2008

Exhibit Index

Num.

Description

2.1

Share Exchange Agreement dated as of July 29, 2008 by and between the Company and QRSciences Holdings Limited (3)

3.1.1

Original Articles of Incorporation dated June 5, 1986 (2)

3.1.2

Amendment to Articles of Incorporation - June 24, 1986 (2)

3.1.3

Amendment to Articles of Incorporation - October 16, 1992 (2)

3.1.4

Amended and Restated Articles of Incorporation - January 12, 1994 (2)

3.1.5

Amendment to Articles of Incorporation - May 21, 1996 (2)

3.1.6

Amendment to Articles of Incorporation - January 23, 2001 (2)

3.1.7

Articles of Incorporation - Delaware - June 20, 2007 (2)

3.1.8

Amendment to California Articles of Incorporation - August 2, 2007 (2)

3.1.9

Agreement of Merger - July 30, 2007 (2)

3.1.10

Certificate of Merger - Delaware - July 30, 2007 (2)

3.1.11

Certificate of Merger - California - October 1, 2007 (2)

3.1.12

Amendment to Articles of Incorporation - January 14, 2008 (2)

3.2

Amended and Restated By-Laws (2)

10.1

Loan Agreement dated as of July 29, 2008 by and between the Company and QRSciences Holdings Limited (3)

14.1

Code of Ethics as adopted September 19, 2008 (1)

23.1

Consent of Michael Cronin, CPA (1)

31

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (1)

32

Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (1)

(1)

Filed as an Exhibit to this report.

(2)

Incorporated herein by reference to the registrant's Form 10 filed on March 14, 2008.

(3)

Incorporated herein by reference to the registrant's Form 8-K filed on July 31, 2008.