Form 10-Q
period 2008-09-30
Diversified Opportunities, Inc.
filed 2008-11-10
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-23446

DIVERSIFIED OPPORTUNITIES, INC.

(Name of small business issuer in its charter)

Delaware	94-300888
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10907 Technology Place
San Diego California	92127
(Address and of principal executive offices)	(Zip Code)

(858) 613-8755

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

At October 31, 2008, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Balance Sheet (unaudited) as of September 30, 2008

Statements of Operations (unaudited) for the three months ended September 30, 2008 and 2007

Statements of Cash Flows (unaudited) for the three months ended September 30, 2008 and 2007

Notes to Financial Statements

Item 2 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3--

         Quantitative and Qualitative Disclosures About Market Risk

Item 4 –

Controls and Procedures

PART II: Other Information

Item 1 –

Legal Proceedings

Item 2 –

Sales of Unregistered Securities and Use of Proceeds

Item 3 –

Defaults upon Senior Securities

Item 4 –

Submission of Matters to a Vote of Security Holders

Item 5 –

Other Information

Item 6 –

Exhibits

Signatures

Exhibits

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements.   Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward looking statements as statements containing the words “believe”, “expect”, “will”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “assume” or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements other than historical facts contained or incorporated by reference in this report, including without limitation, statements under the heading ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, below, regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this report, or, in the case of forward-looking statements in documents incorporated by reference, as of the date of the date of the filing of the document that includes the statement. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

We have identified some of the important factors that could cause future events to differ from our current expectations and they include, but are not limited to, those items discussed under the heading "ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION—Risk Factors," below.  Please consider our forward-looking statements in light of those risks as you read this report.

DIVERSIFIED OPPORTUNITIES, INC.
UNAUDITED BALANCE SHEET
September 30, 2008

Assets

Total assets	$-

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities, including $62,500 for common stock to be issued in connection with finders’ fees	$96,794
Amounts due to QRSciences, including accrued interest of $400	41,900
Total current liabilities	138,694

Shareholders’ deficit:
Common stock; $0.001 par value; 300,000,000 shares authorized;
9,199,192 shares issued and outstanding	9,199
Additional paid-in capital	43,000
Accumulated deficit	(190,893)
Total shareholders' deficit	(138,694)

Total liabilities and shareholders’ deficit	$-

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2008	Three months ended September 30, 2007

General and administrative expenses	$69,219	$6,840
Interest expense	(400)	-
Net loss	$(69,619)	$(6,840)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	9,199,192	9,199,192

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three months ended September 30, 2008	Three months ended September 30, 2008

Cash flows from operating activities:
Net loss	$(69,619)	$(6,840)
Adjustments to reconcile net loss to cash flows from operating activities:
Interest on advances from QRSciences	400	-
Fair value of services provided and expenses paid by related parties	-	6,000
Changes in accounts payable and accrued expenses	27,719	840
Changes in amounts due to related parties	-	-
Cash flows from operating activities	(41,500)	-
Cash flows from financing activities:
Advances from QRSciences	41,500	-
Cash flows from financing activities	41,500	-
Change in cash	-	-
Cash, beginning balance	-	-
Cash, ending balance	$-	$-

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the six months ended June 30, 2008 in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

On July 29, 2008, we entered into a share exchange agreement (the “Share Exchange Agreement”) with QRSciences.  Under the terms of the Share Exchange Agreement, at the closing we would acquire the business of QRSciences’s wholly-owned subsidiary, QRSciences Pty Ltd, an Australian private corporation (“QRS Pty”) through an acquisition of all of its outstanding stock. In exchange, at the closing we would (i) issue, in the aggregate, that number of shares of common stock of DVOP equal to Ten Million Dollars ($10,000,000) (as this value is determined by the terms of the Share Exchange Agreement) (the “Company Shares”), and (ii) pay One Million Dollars ($1,000,000) cash to QRSciences.  We will then own QRS Pty as a wholly owned subsidiary.  The Exchange Agreement and the transactions contemplated thereunder (the “Exchange”) were approved by our Board of Directors.  The closing of the Exchange is subject to certain standard conditions, and there can be no assurance that the Exchange or any other transactions contemplated by the Share Exchange Agreement will be consummated.   In connection with the Exchange, QRSciences will be issued additional shares of our Company’s common stock.

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

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Effective as of July 29, 2008, our Company also entered into a Loan Agreement with QRSciences.  The Loan Agreement provides that the Company may borrow up to $500,000 from QRSciences, provided the purposes of the requested funds are approved by QRSciences.  The amount borrowed by the Company under the Loan Agreement accrues interest at 8% and is due and payable on or before October 31, 2008, or as so agreed by the parties.  QRSciences has not made a demand for repayment under the Loan Agreement as of the date of this report.

On August 4, 2008, QRS Pty exercised its option to purchase all of the remaining shares of Spectrum by delivering written notice of such exercise to Spectrum.  Under the terms of the option, the total purchase price is equal to the greater of (i) $14,000,000; or (ii) two times the annual revenue of Spectrum (as calculated in the option agreement), plus $10,000,000. The option also provides that QRS Pty may pay up to 50% of the purchase price in equity of QRS Pty or a publicly traded entity in which QRS Pty owns more than 50% of the voting stock.  In accordance with the acquisition option, the $14 million purchase price will be reduced by the percentage of Spectrum that QRS Pty (through its wholly-owned subsidiary) already owns. Given the fully converted 33.4% ownership interest in Spectrum, the amount of consideration in cash and equity required to be tendered by QRS Pty in connection with the purchase is estimated to be $9.32 million.  The purchase option also gives QRS Pty the option to pay the cash component of the acquisition consideration in equal monthly installments over a period not to exceed six months.  The closing of the QRS Pty acquisition of Spectrum is subject to the completion of certain conditions, and there can be no assurance that the acquisition will be consummated.

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In addition, on July 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We did not elect to use the fair value option.  Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

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

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Stockholders’ equity

Stock options and warrants

There are no employee or non-employee options grants outstanding.  There are no warrants outstanding to purchase any class of our capital stock.

Future issuance of common stock

In connection with finders’ fees incurred related to the purchase of 9,000,000 shares of our common stock by QRSciences, we agreed to the future issuance of 208,333 shares of our Common Stock to companies that provided the finder services.  At the date of the purchase by QRSciences (May 30, 2008), our stock had a closing market price of $0.30 per share.  Accordingly, we recorded a charge of $62,500 during the six months ended June 30, 2008 in connection with the future Common Stock issuance.  As of September 30, 2006, the shares have not been issued and remain a liability of our Company.

4.

Related party transactions

Since May 2008, our principal stockholder is QRSciences.  Through September 30, 2008, QRSciences has advanced our Company $41,500, all of which remains outstanding through that date.  We incurred interest expense on these borrowings totaling $400 through September 30, 2008.

Our principal stockholder and Chief Executive Officer through May 2008 provided unreimbursed services to our Company from July 1, 2007 through September 30, 2007, valued at $6,000, which were included in the accompanying statements of operations as general and administrative expenses.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this prospectus.  See "SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS," above.

Results of Operations and Per Share Data

We had no revenues in either the three months ended September 30, 2008 or 2007.  Our operating expenses for the three months ended September 30, 2008 and 2007 totaled $69,219 and $6,840, respectively.  All of our operating expenses were general and administrative expenses.  Additionally, we incurred interest expense on advances from QRSciences totaling $400 in 2008.  Our net loss per share was $0.00 in 2008 and 2007.

Overview and Financial Condition

As described above, effective May 30, 2008, 9,000,000 shares of our Company’s 9,199,192 shares of common stock were purchased by QRSciences.  During all periods included in this Annual Report, our Company has not had significant operations.  As of the date of this report, our Company’s ongoing operations from the present until the Share Exchange Agreement is completed (should we be successful therein) will consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations, accounting and auditing expenditures as well as expenditures for investor relations activities.  Should we successfully complete the Share Exchange Agreement, we will hold 100% of the equity of QRS Pty and we will be effectively engaged in the businesses of both it and (should QRS Pty complete its announced intention to buy the remaining non-owned shares of Spectrum) Spectrum.

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

We had no assets as of September 30, 2008 and our liabilities totaled $138,694 consisting of accounts payable and accruals for professional services rendered on our behalf through that date ($34,294), a liability for finders’ fees to be satisfied with the future issuance of 208,333 shares of our common stock ($62,500), advances from and accrued interest owed to QRSciences for $41,900.  Our shareholders’ deficit totaled $138,694 at September 30, 2008 and included an accumulated deficit of $190,893 that reflects net losses incurred from September 14, 2001 through September 30, 2008.

Plan of Operations

During the next twelve months, our Company does not expect to purchase or sell any plant or significant equipment.  Should we successfully complete the Share Exchange Agreement, we may need to hire a significant number of additional employees both at the corporate level and within our potential operating subsidiaries.  We currently have no employees as of the date of this Quarterly Report.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  The new standard is a revision of previous guidance with respect to the proper accounting for business combinations.  SFAS 141R will be effective for our fiscal year beginning July 1, 2009 and early adoption is not permitted.  We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

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

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management is evaluating what effect, if any, EITF 07-05 might have on the Company's financial position and operating results. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

 Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls.

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our internal controls over financial reporting.  Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2008.  Our Chief Executive Officer in assessing our Company’s internal controls and procedures at and for the three months ended September 30, 2008 identified a lack of sufficient segregation of duties.  Specifically, this material weakness is such that management must rely primarily on detective controls and controls could be strengthened by adding preventative controls to properly safeguard company assets.  Our Chief Executive Officer made the identical conclusion at June 30, 2008.

Our current plan to remediate the material weaknesses noted is as follows:

•

Improve the effectiveness of the accounting function by augmenting existing Company resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. Our Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department should our Company complete either or both of the two transactions contemplated and described above, and

Improve segregation procedures by strengthening cross approval of various functions when and where appropriate.Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 1 – Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief.  The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, there are no legal claims currently pending or threatened against us that would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

General economic conditions, including continued weakening of the economy, may affect consumer spending and the availability of investment capital, which could adversely affect sales of security equipment solutions (should we be successful in completing our planned purchase QRS Pty) and our ability to complete the purchase of  QRS Pty and the ability of QRS Pty. to complete the purchase of Spectrum.   The security solutions industry is subject to cyclical variations, recessions in the general economy and future economic outlook. Our results could be impacted a number of factors impacting business investment decisions as they are affected by consumer spending.  These factors include general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic on airlines. Consumer purchases of discretionary items, including airline travel, may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business should we purchase QRS Pty and should QRS Pty purchase Spectrum.  Additionally, outside economic factors will likely influence the availability and cost of capital needed by our Company to complete the purchase of QRS Pty and for QRS Pty to complete the purchase of Spectrum.

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

See Exhibit Index immediately following signatures.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Opportunities, Inc., a Colorado corporation

By: /s/ KEVIN RUSSETH

Kevin Russeth, Chief Executive Officer and Chief Financial Officer

November 10, 2008

Exhibit Index

Num.

Description

2.1

Share Exchange Agreement dated as of July 29, 2008 by and between the Company and QRSciences Holdings Limited (2)

10.1

Loan Agreement dated as of July 29, 2008 by and between the Company and QRSciences Holdings Limited (2)

14.1

Code of Ethics as adopted September 19, 2008 (3)

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (1)

Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (1)

(1)

Filed as an Exhibit to this report.

(2)

Incorporated herein by reference to the registrant's Form 8-K filed on July 31, 2008.

(3)

Incorporated herein by reference to the registrant's Form 10-KSB filed on September 26, 2008.

21