Form 10-Q
period 2008-12-31
Diversified Opportunities, Inc.
filed 2009-02-05
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008

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

At February 2, 2009, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Balance Sheets as of December 31(unaudited) and June 30, 2008

Statements of Operations (unaudited) for the three and six months ended December 31, 2008 and 2007

Statements of Cash Flows (unaudited) for the six months ended December 31, 2008 and 2007

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

Item 3 –

Defaults upon Senior Securities

Item 4 –

Submission of Matters to a Vote of Security Holders

Item 5 –

Other Information

Item 6 –

Exhibits and Reports on Form 8-K

Signatures

Exhibits

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of Diversified Opportunities, Inc. that are “forward-looking statements”. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

DIVERSIFIED OPPORTUNITIES, INC.
BALANCE SHEETS

	December 31, 2008 (unaudited)	June 30, 2008
ASSETS
Current assets:
Cash	$2,261	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities, including $62,500 for common stock to be issued in connection with finders’ fees	$83,135	$69,075
Amounts due to QRSciences, including accrued interest of $1,751 at December 31, 2008	89,251	-
Total current liabilities	172,386	69,075

Shareholders’ deficit:
Common stock; $0.001 par value; 300,000,000 shares authorized; 9,199,192 shares issued and outstanding	9,199	9,199
Additional paid-in capital	43,000	43,000
Accumulated deficit	(222,324)	(121,274)
Total shareholders' deficit	(170,125)	(69,075)
	$2,261	$-
See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended December 31, 2008	Six months ended December 31, 2008	Three months ended December 31, 2007	Six months ended December 31, 2007

General and administrative expenses	$30,080	$99,299	$6,000	$12,840
Interest expense in connection with advances from QRSciences	1,351	1,751	-	-
Net loss	$(31,431)	$(101,050)	$(6,000)	$(12,840)
Basic and diluted net loss per share	$0.00	$(0.01)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	9,199,192	9,199,192	8,416,583	4,307,888

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2008	Six months ended December 31, 2007

Cash flows from operating activities:
Net loss	$(101,050)	$(12,840)
Adjustments to reconcile net loss to cash flows from operating activities:
Interest on advances from QRSciences	1,751	-
Fair value of services provided and expenses paid by related parties	-	12,000
Changes in accounts payable and accrued expenses	14,060	840
Cash flows from operating activities	(85,239)	-
Cash flows from financing activities:
Advances from QRSciences	87,500	-
Cash flows from financing activities	87,500	-
Change in cash	2,261	-
Cash, beginning balance	-	-
Cash, ending balance	$2,261	$-

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

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the six months ended June 30, 2008 in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

On November 25, 2008, the Company and QRSciences mutually agreed to terminate the Share Exchange Agreement.  The parties believed that the capital market conditions at that date (including the lack of availability of capital at an acceptable cost required to satisfy the financial requirements of the Share Exchange Agreement) would have prevented the parties from being able to complete the transactions contemplated in the Exchange Agreement.

Effective as of July 29, 2008, our Company also entered into a Loan Agreement with QRSciences, which agreement was subsequently amended on November 25, 2008.  The Loan Agreement provides that the Company may borrow up to $500,000 from QRSciences, provided the purposes of the requested funds are approved by QRSciences.  The amount borrowed by the Company under the Loan Agreement accrues interest at 8% and is due and payable on or before June 30, 2009, or as so agreed by the parties.  The balance of the amounts due to QRSciences under the Loan Agreement as of the date of this Current Report total $89,251.

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

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Our policy is to classify as cash and cash equivalents, cash in demand deposit and checking accounts as well as investments that are readily convertible into cash with original maturities of three months or less.

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

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Future issuance of common stock

In connection with finders’ fees incurred related to the purchase of 9,000,000 shares of our common stock by QRSciences, we agreed to the future issuance of 208,333 shares of our Common Stock to companies that provided the finder services.  At the date of the purchase by QRSciences (May 30, 2008), our stock had a closing market price of $0.30 per share.  Accordingly, we recorded a charge of $62,500 during the six months ended June 30, 2008 in connection with the future Common Stock issuance.  As of December 31, 2008, the shares have not been issued and remain a liability of our Company.

4.

Related party transactions

Since May 2008, our principal stockholder is QRSciences.  Through December 31, 2008, QRSciences has advanced our Company $87,500, all of which remains outstanding through that date.  We incurred interest expense on these borrowings totaling $1,751 through December 31, 2008.

Our principal stockholder and Chief Executive Officer through May 2008 provided unreimbursed services to our Company from July 1, 2007 through December 31, 2007, valued at $12,000 which were included in the accompanying statements of operations as general and administrative expenses.

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

Results of Operations and Per Share Data

We had no revenues in either the three or six months ended December 31, 2008 or 2007.  Our operating expenses for the three months ended December 31, 2008 and 2007 totaled $30,080 and $6,000, respectively.  Our operating expenses for the six months ended December 31, 2008 and 2007 totaled $99,299 and $12,840, respectively.  All of our operating expenses were general and administrative expenses.  Additionally, we incurred interest expense on advances from QRSciences totaling $1,351 and $1,751 for the three and six months ended December 31, 2008.

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

Liquidity and Capital Resources

With no revenues or gross margin, our Company is currently dependent for its continued operations on funding from the holder of 97.83% of the outstanding shares of its common stock, QRSciences.  There can be no assurance that QRSciences will continue to fund our Company’s operations or that we will be able to raise future funding from others at an acceptable price or at all.

Our only asset was cash totaling $2,261 as of December 31, 2008 and our liabilities totaling $172,387 consisted of accounts payable and accruals for professional services rendered on our behalf through that date ($20,635), a liability for finders’ fees to be satisfied with the future issuance of 208,333 shares of our common stock ($62,500), advances from and accrued interest owed to QRSciences for $89,251.  Our shareholders’ deficit totaled $170,125 at December 31, 2008 and included an accumulated deficit of $222,324 that reflects net losses incurred from September 14, 2001 through December 31, 2008.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our internal controls over financial reporting.  Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2008.  Our Chief Executive Officer in assessing our Company’s internal controls and procedures at and for the three months ended December 31, 2008, identified a lack of sufficient segregation of duties.  Specifically, this material weakness is such that management must rely primarily on detective controls and controls could be strengthened by adding preventative controls to properly safeguard company assets.  Our Chief Executive Officer made the identical conclusion at June 30, 2008.

We believe the steps to be taken to remediate the identified material weaknesses noted is as follows:

•

Improve the effectiveness of the accounting function by augmenting existing Company resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures, and

•

Improve segregation procedures by strengthening cross approval of various functions when and where appropriate.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

We have no operating history and no current business operations.  We do not currently have any business operations other than maintaining our public company status.   A substantial majority (9,000,000 shares) of the total shares of our 9,199,192 shares of common stock outstanding since May 30, 2008 (97.83%) are owned by QRSciences.  Because we have no operating history and no current business, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company.  Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

We continue to be without any business operations.  Our Company at present does not have any business operations.  Accordingly,  we lack at present the capacity to generate future income and positive cash flows.  Continued losses by our Company could result in an investor’s loss of a significant portion or all of his investment in our Company.

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have any revenues to cover our operating expenses and we are not profitable.  We are currently dependent on QRSciences to fund the operating and working capital needs of our Company. If QRSciences decides to discontinue funding our Company, an investor could suffer the loss of a significant portion or all of his investment in our Company.

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern. We currently project that our cash on hand and existing commitments for additional investment under the loan agreement from QRSciences will be sufficient to maintain our Company’s operations beyond one year from the date of this annual report, however there can be no assurance that QRSciences will not decide to terminate funding our Company.  Our financial statements do not include any adjustments that might result from this uncertainty. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit. We currently intend to retain any cash flows generated for the financial requirements of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is an extremely limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

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

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports on Form 8-K

(a)

Exhibits

See Exhibit Index immediately following signatures.

(b)

Reports on Form 8-K

The Company filed a Form 8-K on November 25, 2008 regarding the mutual termination of its share exchange agreement with QRSciences Holdings Limited, and the amendment of its loan agreement with QRSciences Holdings Limited.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Opportunities, Inc., a Colorado corporation

By: /s/ KEVIN RUSSETH

Kevin Russeth, Chief Executive Officer and Chief Financial Officer

February 2, 2008

Exhibit Index

Num.

Description

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (1)

Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (1)

(1)

Filed as an Exhibit to this report.

18