Form 10-K/A
period 2008-06-30
Diversified Opportunities, Inc.
filed 2009-02-13
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
N/A

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2008 to June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity on September 23, 2008 held by non-affiliates* of the registrant (based on the average bid and asked price of such stock on such date) was approximately $109,556.   (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At September 23, 2008 and February 12, 2009, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

•

Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

DIVERSIFIED OPPORTUNITIES, INC.

FORM 10-K/A

FOR THE SIX MONTHS ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I

Item 1 - Description of Business

Item 1A - Risk Factors

Item 2 - Description of Property

Item 3 - Legal Proceedings

Item 4 - Submission of Matters to a Vote of Security Holders

PART II

Item 5 - Market for Common Stock and Related Stockholder Matters

Item 6 - Selected Consolidated Financial Data

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 - Financial Statements

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A - Controls and Procedures

Item 9B - Other Information

PART III

Item 10 - Directors and Executive Officers of the Registrant

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Item 13 - Certain Relationships and Related Transactions

Item 14 - Principal Accountant Fees and Services

PART IV

Item 15 - Exhibits

Signatures

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public.  Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations under the headings “Item 1. Description of Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Statements that are not historical facts are forward-looking statements.  You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

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

At the time of filing of this Annual Report on Form 10-K, there is no common stock that is subject to outstanding options or warrants to purchase or securities convertible into, common equity of the Company.

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

Item 6 – Selected Consolidated Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this prospectus.  See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

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

Item 8 – Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2008 and December 31, 2007

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

Notes to Consolidated Financial Statements

To the Board of Directors and Shareholders:

Diversified Opportunities, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

I have audited the accompanying balance sheets of Diversified Opportunities, Inc. (f/k/a Enlighten Software Solutions, Inc.) as of June 30, 2008 and December 31, 2007 and the related statements of operations, stockholders' deficiency and cash flows for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

/s/ Michael F. Cronin

Michael F. Cronin, Certified Public Accountant

Orlando, Florida

September 23, 2008

DIVERSIFIED OPPORTUNITIES, INC.
BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities, including $62,500 for common stock to be issued in connection with finders’ fees at June 30, 2008	$69,075	$6,268
Amounts due to related parties	-	16,049
Total current liabilities	69,075	22,317

Shareholders’ deficit:
Common stock; $0.001 par value; 300,000,000 shares authorized; 9,199,192 shares issued and outstanding	9,199	9,199
Additional paid-in capital	43,000	33,000
Common stock subscription receivable	-	(30,000)
Accumulated deficit	(121,274)	(34,516)
Total shareholders' deficit	(69,075)	(22,317)
	$-	$-
See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

STATEMENTS OF OPERATIONS

	Six months ended June 30, 2008	Year ended December 31, 2007	Year ended December 31, 2006

General and administrative expenses, including $62,500 during the six months ended June 30, 2008 for common stock to be issued in connection with finders’ fees associated with the purchase of the Company by QRSciences	$86,758	$33,050	$1,268
Net loss	$(86,758)	$(33,050)	$(1,268)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)
Basic and diluted weighted average common shares outstanding	9,199,192	2,245,768	199,192

DIVERSIFIED OPPORTUNITIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock
	Shares	Amount	Additional paid-in capital	Subscription receivable	Accumulated deficit	Total stockholders’ deficit

Balance at December 31, 2005	199,192	$199	$-	$-	$(199)	$-
Net loss	-	-	-	-	(1,267)	(1,267)
Balance at December 31, 2006	199,192	199	-	-	(1,466)	(1,267)
Common stock issued for subscription receivable	9,000,000	9,000	21,000	(30,000)	-	-
Fair value of services provided by related party	-	-	12,000	-	-	12,000
Net loss	-	-	-	-	(33,050)	(33,050)
Balance at December 31, 2007	9,199,192	9,199	33,000	(30,000)	(34,516)	(22,317)
Receipt of subscription receivable	-	-	-	30,000	-	30,000
Fair value of services provided by related party	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	(86,758)	(86,758)
Balance at June 30, 2008	9,199,192	$9,199	$43,000	$-	$(121,274)	$(69,075)

DIVERSIFIED OPPORTUNITIES, INC.

STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Cash flows from operating activities:
Net loss	$(86,758)	$(33,050)	$(1,268)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock based charge for finders’ fees	62,500	-	-
Fair value of services provided and expenses paid by related parties	10,000	22,678	-
Changes in accounts payable and accrued expenses	(15,742)	6,268	-
Changes in amounts due to related parties	-	4,104	1,268
Cash flows from operating activities	(30,000)	-	-
Cash flows from financing activities:
Receipt of subscription receivable	30,000	-	-
Cash flows from financing activities	30,000	-	-
Change in cash	-	-	-
Cash, beginning balance	-	-	-
Cash, ending balance	$-	$-	$-

Diversified Opportunities, Inc.

Notes to Financial Statements

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

Diversified Opportunities, Inc.

Notes to Financial Statements

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

Diversified Opportunities, Inc.

Notes to Financial Statements

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

Diversified Opportunities, Inc.

Notes to Financial Statements

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

Diversified Opportunities, Inc.

Notes to Financial Statements

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

Diversified Opportunities, Inc.

Notes to Financial Statements

7.

Comparable period prior year information (unaudited)

On July 29, 2008, our Company's Board of Directors approved a change in our Company’s fiscal year end from December 31st to June 30th.  We had the following results from operations for the six months ended June 30, 2007: general and administrative expenses and net loss - $3,263; net loss per share - $0.02; basic and diluted weighted average common shares outstanding - 199,192, cash flows from operating activities - $0.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

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

Item 9B – Other Information

Departure of Director or Principal Officer

On May 30, 2008, Michael Anthony resigned as a Director, President and Chief Executive Officer of the Company.

Election of Directors or Appointment of Principal Officer

On May 30, 2008, Kevin Russeth was appointed as a Director and as the Company’s Chief Executive Officer, President, Chief Financial Officer and Secretary.

Item 10 – Directors and Executive Officers of the Registrant

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

48

President, Chief Executive Officer, Chief Financial Officer, Secretary and a Director of the Company

Mr. Kevin Russeth has been the Company’s Chief Executive Officer, President, Chief Financial Officer and Secretary and a Director since May 30, 2008. Mr. Russeth has been the Managing Director of QRSciences Holdings Limited, a public company headquartered in Australia, since June 2002. He has been the Chief Executive Officer and Executive Director of QRSciences Holdings Limited’s subsidiary, QRSciences Pty Ltd since June 2002, and President of QRSciences Corp since March 2004. Mr. Russeth has been a director of Spectrum SDI since February 2006. Mr. Russeth acted as Executive Chairman and Chief Executive Officer of QRSciences Holdings Limited from June 2002 until December 2007. Prior to his tenure at QRSciences, Mr. Russeth spent several years in the financial services industry with E. F. Hutton, Shearson Lehman, Merrill Lynch, and Smith Barney.

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

Item 11 - Executive Compensation

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

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

Item 13 - Certain Relationships and Related Party Transactions

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

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2006, 2007 and the six months ended June 30, 2008 were $4,000, $5,000 and $4,650, respectively.

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

Item 15 – Exhibits

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

14.1

Code of Ethics as adopted September 19, 2008 (4)

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

(4)

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

Signature	Title	Date
/s/ KEVIN RUSSETH Kevin Russeth	Kevin Russeth, President, Chief Executive Officer, Chief Financial Officer, Director and Secretary (Principal Executive Officer)	February 12, 2009