Form 10-Q
period 2009-03-31
Diversified Opportunities, Inc.
filed 2009-05-01
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

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

At April 30, 2009, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Balance Sheets as of March 31, 2009 (unaudited) and June 30, 2008

Statements of Operations (unaudited) for the three and nine months ended March 31, 2009 and 2008

Statements of Cash Flows (unaudited) for the nine months ended March 31, 2009 and 2008

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

DIVERSIFIED OPPORTUNITIES, INC.
BALANCE SHEETS

	March 31, 2009 (unaudited)	June 30, 2008
ASSETS
Current assets:
Cash	$121	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities, including $62,500 for common stock to be issued in connection with finders’ fees	$77,750	$69,075
Amounts due to QRSciences, including accrued interest of $3,476 at March 31, 2009	101,161	-
Total current liabilities	178,911	69,075

Shareholders’ deficit:
Common stock; $0.001 par value; 300,000,000 shares authorized; 9,199,192 shares issued and outstanding	9,199	9,199
Additional paid-in capital	43,000	43,000
Accumulated deficit	(230,989)	(121,274)
Total shareholders' deficit	(178,790)	(69,075)
	$121	$-
See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2009	Nine months ended March 31, 2009	Three months ended March 31, 2008	Nine months ended March 31, 2008

General and administrative expenses	$6,939	$106,239	$14,513	$27,353
Interest expense in connection with advances from QRSciences	1,725	3,476	-	-
Net loss	$(8,664)	$(109,715)	$(14,513)	$(27,353)
Basic and diluted net loss per share	$0.00	$(0.01)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	9,199,192	9,199,192	9,199,192	5,926,465

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2009	Nine months ended March 31, 2008

Cash flows from operating activities:
Net loss	$(109,715)	$(27,353)
Adjustments to reconcile net loss to cash flows from operating activities:
Interest on advances from QRSciences	3,476	-
Fair value of services provided and expenses paid by related parties	-	18,000
Changes in accounts payable and accrued expenses	8,675	(9,353)
Cash flows from operating activities	(97,564)	-
Cash flows from financing activities:
Advances from QRSciences	97,685	-
Change in cash	121	-
Cash, beginning balance	-	-
Cash, ending balance	$121	$-

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

Basis of Presentation

Diversified Opportunities, Inc. (hereinafter referred to as “DVOP”, “we” or “the/our Company”) was originally incorporated in California in 1986 and ceased all operations in 2001.  On July 30, 2007, our Company through a series of transactions effectively reincorporated in the state of Delaware, while retaining the capital structure and number of shares outstanding of the previous California corporation.  Our Company was formerly known as Enlighten Software Solutions, Inc. until we changed our name on January 14, 2008.  On July 29, 2008, our Company's Board of Directors approved a change in our Company’s fiscal year end from March 31st to June 30th.

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the periods ended June 30, 2008 in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

On February 11, 2008, DVOP enacted a reverse split of its common stock on a 1:25 basis and concurrently increased its authorized capital stock to 310,000,000 shares comprised of 300,000,000 shares of common stock, $.001 par value and 10,000,000 shares of blank check preferred stock, $.001 par value.  All share amounts herein reflect the share amounts from the reverse split.

Our Company is controlled by QRSciences Holdings Limited, an Australian corporation (“QRSciences”) pursuant to the May 30, 2008 purchase by QRSciences of 9,000,000 shares of common stock from Corporate Services International Profit Sharing Plan (“CSIPSP”) for $650,000.  The 9,000,000 shares of DVOP common stock constituted 97.83% of the 9,199,192 shares of Company common stock outstanding as of June 30, 2008 and the date of this report.  This purchase of CSIPSP’s shares by QRSciences resulted in a change of control. Prior to the closing under the Purchase Agreement, CSIPSP owned 97.83% of the DVOP’s outstanding common stock. After the closing under the Purchase Agreement, QRSciences owns 97.83% of the DVOP’s outstanding common stock.

On July 29, 2008, we entered into a share exchange agreement (the “Share Exchange Agreement”) with QRSciences.  Under the terms of the Share Exchange Agreement, at the closing we were to acquire the business of QRSciences’s wholly-owned subsidiary, QRSciences Pty Ltd, an Australian private corporation (“QRS Pty”) through an acquisition of all of its outstanding stock. In exchange, at the closing we were to (i) issue, in the aggregate, that number of shares of common stock of DVOP equal to Ten Million Dollars ($10,000,000) (as this value is determined by the terms of the Share Exchange Agreement) (the “Company Shares”), and (ii) pay One Million Dollars ($1,000,000) cash to QRSciences.

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

Effective as of July 29, 2008, our Company also entered into a Loan Agreement with QRSciences, which agreement was subsequently amended on November 25, 2008.  The Loan Agreement provides that the Company may borrow up to $500,000 from QRSciences, provided the purposes of the requested funds are approved by QRSciences.  The amount borrowed by the Company under the Loan Agreement accrues interest at 8% and is due and payable on or before June 30, 2009, or as so agreed by the parties.  The balance of the amounts due to QRSciences under the Loan Agreement as of the date of this Quarterly Report total $101,161.

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

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Future issuance of common stock

In connection with finders’ fees incurred related to the purchase of 9,000,000 shares of our common stock by QRSciences, we agreed to the future issuance of 208,333 shares of our Common Stock to companies that provided the finder services.  At the date of the purchase by QRSciences (May 30, 2008), our stock had a closing market price of $0.30 per share.  Accordingly, we recorded a charge of $62,500 during the six months ended June 30, 2008 in connection with the future Common Stock issuance.  As of March 31, 2009, the shares have not been issued and remain a liability of our Company.

4.

Related party transactions

Since May 2008, our principal stockholder is QRSciences.  Through March 31, 2009, QRSciences has advanced our Company $101,161, all of which remains outstanding through that date.  We incurred interest expense on these borrowings totaling $3,476 through March 31, 2009.

Our principal stockholder and Chief Executive Officer through May 2008 provided unreimbursed services to our Company from July 1, 2007 through March 31, 2008, valued at $18,000 which were included in the accompanying statements of operations as general and administrative expenses.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q.  See "SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS," above.

Results of Operations

We had no revenues in either the three or nine months ended March 31, 2009 or 2008.  Our operating expenses for the three months ended March 31, 2009 and 2008 totaled $6,939 and $14,513, respectively.  Our operating expenses for the nine months ended March 31, 2009 and 2008 totaled $106,239 and $27,353, respectively.  All of our operating expenses were general and administrative expenses.  Additionally, we incurred interest expense on advances from QRSciences totaling $1,725 and $3,476 for the three and nine months ended March 31, 2009.

Overview and Financial Condition

As described above, effective May 30, 2008, 9,000,000 shares of our Company’s 9,199,192 shares of common stock were purchased by QRSciences.  During all periods included in this Annual Report, our Company has not had significant operations.  As of the date of this report, our Company’s ongoing operations will consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations, accounting and auditing expenditures as well as expenditures for investor relations activities.

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

Our only asset was cash totaling $121 as of March 31, 2009 and our liabilities totaling $178,911 consisted of accounts payable and accruals for professional services rendered on our behalf through that date ($15,250), a liability for finders’ fees to be satisfied with the future issuance of 208,333 shares of our common stock ($62,500), advances from and accrued interest owed to QRSciences for $101,161.  Our shareholders’ deficit totaled $178,790 at March 31, 2009 and included an accumulated deficit of $230,989 that reflects net losses incurred from September 14, 2001 through March 31, 2009.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our internal controls over financial reporting.  Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2009.  Our Chief Executive Officer in assessing our Company’s internal controls and procedures at and for the three months ended March 31, 2009, identified a lack of sufficient segregation of duties.  Specifically, this material weakness is such that management must rely primarily on detective controls and controls could be strengthened by adding preventative controls to properly safeguard company assets.  Our Chief Executive Officer made the identical conclusion at June 30, 2008.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Opportunities, Inc., a Colorado corporation

By: /s/ KEVIN RUSSETH

Kevin Russeth, Chief Executive Officer and Chief Financial Officer

April 30, 2009

Exhibit Index

Num.

Description

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (1)

Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (1)

(1)

Filed as an Exhibit to this report.

18