Form 10-K
period 2009-06-30
Diversified Opportunities, Inc.
filed 2009-08-04
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23446

DIVERSIFIED OPPORTUNITIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3008888
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10907 Technology Place
San Diego California	92127
(Address and of principal executive offices)	(Zip Code)

(858) 345-8155

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

Securities registered pursuant to Section 12 (g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days..  Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer  o

Accelerated filer    o

Non-accelerated filer    o (1)

Smaller reporting company    ☒

(1)  Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity on December 31, 2008 held by non-affiliates* of the registrant (based on the average bid and asked ($0.27) was approximately $49,732.   (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At July 30, 2009, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

DIVERSIFIED OPPORTUNITIES, INC.

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I

Item 1 - Description of Business

Item 1A - Risk Factors

Item 1B – Unresolved Staff Comments

Item 2 - Description of Property

Item 3 - Legal Proceedings

Item 4 - Submission of Matters to a Vote of Security Holders

PART II

Item 5 - Market for Common Stock and Related Stockholder Matters

Item 6 - Selected Consolidated Financial Data

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

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

PART IV

Item 15 - Exhibits

Signatures

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain statements relating to future results of Diversified Opportunities, Inc. (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

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

During August 2001, the Company filed a Form 15 for the purpose of deregistering its securities.  On September 13, 2001, the Company filed a voluntary petition under Chapter 7, in the U.S. Bankruptcy Court, Northern District of California.  On November 2, 2004, the Trustee filed its Report of Distribution and on January 4, 2005 a final decree was entered and the case was closed.  As a result of the bankruptcy, we ceased all business operations and have not engaged in any business operations from that time through the present.

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

Effective as of July 29, 2008, our Company also entered into a Loan Agreement with QRSciences, which agreement was subsequently amended on November 25, 2008.  The Loan Agreement provides that the Company may borrow up to $500,000 from QRSciences, provided the purposes of the requested funds are approved by QRSciences.  The amount borrowed by the Company under the Loan Agreement accrues interest at 8% and is due and payable on or before June 30, 2009, or as so agreed by the parties.  The balance of the amounts due to QRSciences under the Loan Agreement as of the date of this Quarterly Report total $114,511.

Current Business

As of the date of this report, our Company’s ongoing operations consist primarily of expenditures to maintain our Company in compliance with SEC regulations, accounting and auditing expenditures.

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

Risks Related to Our Business

We have no operating history and no current business operations.  We do not currently have any business operations other than maintaining our public company status.   A substantial majority (9,000,000 shares) of the total shares of our 9,199,192 shares of common stock outstanding as of the date of this report are owned and held by QRSciences.  Because we have no operating history and no current business, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company.  Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

We continue to be without any business operations.  Our Company at present does not have any business operations.  Accordingly, we lack at present the capacity to generate future income and positive cash flows.  Continued losses by our Company could result in an investor’s loss of a significant portion or all of his investment in our Company.

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have any revenues to cover our operating expenses and we are not profitable.  We are currently dependent on QRSciences to fund the operating and working capital needs of our Company. If QRSciences decides to discontinue funding our Company and we cannot continue operations, an investor could suffer the loss of a significant portion or all of his investment in our Company.

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern. We currently project that our cash on hand and existing commitments for additional investment under the loan agreement from QRSciences will be sufficient to maintain our Company’s operations beyond one year from the date of this annual report, however there can be no assurance that QRSciences will not decide to terminate funding our Company.  Our financial statements do not include any adjustments that might result from this uncertainty. If we cannot obtain additional capital on acceptable terms, we will need to cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit. We currently intend to retain any future earnings to support our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

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

We are responsible for the indemnification of our officers and directors. Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital.  Our articles of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may incur expenses that would render us unable to continue operating as a going concern.

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

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act. We, like all other public companies, must incur additional expenses and the diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. While we have evaluated our internal controls over financial reporting and concluded they are effective given our current level of activity, there is no assurance that if the scope of our operations change, that such controls will remain effective.  Furthermore, in the future our independent auditor(s) may be unable to attest to our conclusion concerning the effectiveness of our internal controls over financial reporting, as required (or as will be required) by Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC (collectively referred to as Section 404).  The ongoing requirements of Section 404 may unduly divert management’s time and resources from executing our future business plans.  If in the future, management identifies one or more material weaknesses or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Capital Market Risks

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. There is limited market activity in our stock (especially given our current status as a shell company) and we lack the qualities to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that in the future a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company.  The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock will continue to trade on the OTC Bulletin Board or another over-the-counter quotation system, or on the “pink sheets,” where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors.  Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Description of Property

Our corporate offices and books of record are maintained at 10907 Technology Place, San Diego California 92127, where QRSciences subleases office space on a month-to-month basis.  We currently have no outstanding leases or commitments to lease property.

Item 3 – Legal Proceedings

On September 13, 2001, our Company filed a voluntary petition under Chapter 7, in the U.S. Bankruptcy Court, Northern District of California.  On November 2, 2004, the Trustee filed its Report of Distribution and on January 4, 2005 a final decree was entered and the case was closed.  From time to time and in the course of business, we may become involved in various other legal proceedings seeking monetary damages and other relief.  The amount of the ultimate liability, if any, from such future claims cannot be determined at this time.  However, in the opinion of our management, there are no legal claims currently pending or threatened against us that would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

For the year ended June 30, 2009	High	Low
Fourth Quarter	$0.15	$0.01
Third Quarter	$0.51	$0.15
Second Quarter	$0.55	$0.25
First Quarter	$0.84	$0.10

For the year ended June 30, 2008	High	Low
Fourth Quarter	$0.85	$0.10
Third Quarter	$0.30	$0.10
Second Quarter	$0.60	$0.12
First Quarter	$0.44	$0.04

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

Effective as of February 2008, the SEC adopted new rules relating to the sale of restricted securities under Rule 144 of the Securities Act of 1933, as amended, with respect to the resale of such securities by shareholders of a “shell company” such as the Company.  The new rules provide that shareholders of a “shell company” are not eligible to sell under Rule 144 unless the company (i) is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; (ii) has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (iii) has filed current “Form 10 information” with the SEC reflecting that it is no longer a “shell company” and one year has elapsed from the date of that filing.  The Company does not meet all of these requirements and shareholders of the Company are therefore not currently eligible to sell their shares under Rule 144.

The ability of individual shareholders to trade their shares in a particular state may be subject to various rules and regulations of that state.  A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

Holders of Record

As of July 30, 2009, 9,199,192 shares of our common stock were issued and outstanding.

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

Item 6 – Selected Financial Data

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

Overview and Financial Results

As described above, effective May 30, 2008, 9,000,000 shares of our Company’s 9,199,192 shares of common stock were purchased by QRSciences.  During all periods included in this Annual Report, our Company has not had any significant operations.  As of the date of this report, our Company’s ongoing operations have and will consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations, accounting and auditing expenditures as well as expenditures for investor relations activities.

We had no revenues in either the year ended June 30, 2009 or the six months ended June 30, 2008.  Our operating expenses for the year ended June 30, 2009 totaled $111,809 while operating expenses for the six months ended June 30, 2008 totaled $86,758 (including a $62,500 charge for 208,333 shares of common stock to be issued in connection with finders’ fees).  All of our operating expenses were general and administrative expenses.  Additionally during the year ended June 30, 2009, we incurred interest expense on borrowings from QRSciences totaling $5,621.

Our net loss for the year ended June 30, 2009 totaled $117,430 compared to a net loss of $86,758 for the six months ended June 30, 2008.  Our loss per share was $0.01 for both the year ended June 30, 2009 and the six months ended June 30, 2008.

Liquidity and Capital Resources

With no revenues or gross margin, our Company is currently dependent for funding of its continued operations on the holder of 97.83% of the outstanding shares of its common stock, QRSciences (with whom it has an agreement for continued funding).  While QRSciences has indicated a continuing willingness to fund the capital needs of our Company, there can be no assurance that they will not discontinue our funding at some date in the future.

Our sole asset as of June 30, 2009 was a cash balance of $4,072 in a single bank account.  Our liabilities at June 30, 2009 totaled $190,577 (all current) and consisted of accruals for professional services rendered on our behalf through that date ($13,566), amounts due to QRSciences ($114,511) and a liability for finders’ fees to be satisfied with the future issuance of 208,333 shares of our common stock ($62,500).  Our shareholders’ deficit totaled $186,505 at June 30, 2009 and included an accumulated deficit of $238,704 that reflects net losses incurred from September 14, 2001 through June 30, 2009 (see also discussion of “Fresh Start” accounting in the notes to our financial statements included herein).

Plan of Operations

During the next twelve months, our Company has no definite plans to purchase or sell any plant or significant equipment.  We currently have no employees as of that date of this Annual Report.

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

Stock Based Compensation.  We will account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”), No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values.  We expect to utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock based compensation.

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

Fair Value Accounting  On July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) (as amended by FSP No. 157-2), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year beginning July 1, 2009, and interim periods within those fiscal years. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  The new standard is a revision of previous guidance with respect to the proper accounting for business combinations.  SFAS 141R will be effective for our fiscal year beginning July 1, 2009 and early adoption is not permitted.  Management does not believe that SFAS 141R will have a material effect on our Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  The new standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  SFAS 160 will be effective for our fiscal year beginning July 1, 2009 and early adoption is not permitted.  Management does not believe that SFAS 160 will have a material effect on our Company’s financial statements.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  EITF 07-05 will be effective for our fiscal year beginning July 1, 2009 and early adoption is not permitted.  Management does not believe that EITF 07-05 will have a material effect on our Company’s financial statements.

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 144 or FSP 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.  FSP 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuers’ nonconvertible debt borrowing rate.  FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year beginning July 1, 2009), with early adoption prohibited.  FSP 14-1 is required to be applied retrospectively to all periods presented.  Management does not believe that FSP 14-1 will have a material effect on our Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities.  Our Company does not have grants of restricted stock that contain non-forfeitable rights to dividends.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis (our fiscal year beginning July 1, 2009). Management does not believe that FSP EITF 03-6-1 will have a material effect on our Company’s financial statements.

In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”).  FSP 157-3 classified the application of SFAS No. 157 in an inactive market.  It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of FSP 157-3 did not have a material effect on our Company’s financial statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2009 or 2008 nor during the years then ended.

Item 8 – Financial Statements

Report of Independent Registered Public Accountant

Balance Sheets at June 30, 2009 and 2008

Statements of Operations for the year and six months ended June 30, 2009 and 2008

Statements of Changes in Shareholders' Deficit for the year and six months ended June 30, 2009 and 2008

Statements of Cash Flows for the year and six months ended June 30, 2009 and 2008

Notes to Financial Statements

To the Board of Directors and Shareholders:

Diversified Opportunities, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

I have audited the accompanying balance sheets of Diversified Opportunities, Inc. as of June 30, 2009 and 2008 and the related statements of operations, stockholders' deficiency and cash flows for the year and six months then ended, respectively. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Opportunities, Inc. as of June 30, 2009 and 2008 and the results of its operations, its cash flows and changes in stockholders' deficiency for the year and the six months then ended, respectively, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Diversified Opportunities, Inc. will continue as a going concern. The Company had immaterial assets consisting entirely of cash at June 30, 2009 and, as discussed in the notes to the financial statements, is dependent on future additional funding in order to meet its obligations. These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in the notes to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael F. Cronin

Michael F. Cronin, Certified Public Accountant

Orlando, Florida

July 27, 2009

DIVERSIFIED OPPORTUNITIES, INC.
BALANCE SHEETS

	June 30, 2009	June 30, 2008
ASSETS
Cash	$4,072	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities, including $62,500 for common stock to be issued in connection with finders’ fees	$76,066	$69,075
Amounts due to related parties	114,511	-
Total current liabilities	190,577	69,075

Shareholders’ deficit:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 9,199,192 shares issued and outstanding	9,199	9,199
Additional paid-in capital	43,000	43,000
Accumulated deficit	(238,704)	(121,274)
Total shareholders' deficit	(186,505)	(69,075)
	$4,072	$-
See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

STATEMENTS OF OPERATIONS

	Year ended June 30, 2009	Six months ended June 30, 2008

General and administrative expenses, including $62,500 during the year ended June 30, 2008 for common stock to be issued in connection with finders’ fees associated with the purchase of the Company by QRSciences	$111,809	$86,758
Interest expense in connection with borrowings from QRSciences	5,621	-
Net loss	$(117,430)	$(86,758)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	9,199,192	9,199,192

DIVERSIFIED OPPORTUNITIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock
	Shares	Amount	Additional paid-in capital	Subscription receivable	Accumulated deficit	Total stockholders’ deficit

Balance at December 31, 2007	9,199,192	$9,199	$33,000	$(30,000)	$(34,516)	$(22,317)
Fair value of services provided by related party	-	-	10,000	-	-	10,000
Receipt of subscription receivable	-	-	-	30,000	-	30,000
Net loss	-	-	-	-	(86,758)	(86,758)
Balance at June 30, 2008	9,199,192	9,199	43,000	-	(121,274)	(69,075)
Net loss	-	-	-	-	(117,430)	(117,430)
Balance at June 30, 2009	9,199,192	$9,199	$43,000	$-	$(238,704)	$(186,505)

DIVERSIFIED OPPORTUNITIES, INC.

STATEMENTS OF CASH FLOWS

	Year ended June 30, 2009	Six Months ended June 30, 2008

Cash flows from operating activities:
Net loss	$(117,430)	$(86,758)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock based charge for finders’ fees	-	62,500
Fair value of services provided and expenses paid by related parties	-	10,000
Changes in accounts payable and accrued expenses	6,991	(15,742)
Changes in amounts due to related parties	114,511	-
Cash flows from operating activities	4,072	(30,000)
Cash flows from financing activities:
Receipt of subscription receivable	-	30,000
Change in cash	4,072	-
Cash, beginning balance	-	-
Cash, ending balance	$4,072	$-

Diversified Opportunities, Inc.

Notes to Financial Statements

1.

Basis of Presentation

Diversified Opportunities, Inc. (hereinafter referred to as “DVOP”, “we” or “the/our Company”) was originally incorporated in California in 1986 and ceased all operations in 2001.  On July 30, 2007, our Company (through a series of transactions) effectively reincorporated in the state of Delaware, while retaining the capital structure and number of shares outstanding of the previous California corporation.  Our Company was formerly known as Enlighten Software Solutions, Inc. until we changed our name on January 14, 2008.  On July 29, 2008, our Company's Board of Directors approved a change in our Company’s fiscal year end from December 31st to June 30th.

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

Effective as of July 29, 2008, our Company also entered into a Loan Agreement with QRSciences, which agreement was subsequently amended on November 25, 2008.  The Loan Agreement provides that the Company may borrow up to $500,000 from QRSciences, provided the purposes of the requested funds are approved by QRSciences.  The amount borrowed by the Company under the Loan Agreement accrues interest at 8% and is due and payable on or before June 30, 2009, or as so agreed by the parties.  The balance of the amounts due to QRSciences under the Loan Agreement as of June 30, 2009 total $114,511.

Going concern

Our financial statements have been prepared assuming that we will continue as a going concern.  While we currently project that our cash on hand and existing commitments for additional investment will be sufficient to maintain our Company’s operations beyond one year from the date of this annual report, we are dependent on QRSciences to fund our on-going operations that include primarily general and administrative expenses required to maintain our Company compliant with the requirements of a fully reporting public company.  While we believe that QRSciences will continue to fund our operations for the foreseeable future, there is no requirement for QRSciences to maintain this funding.

Our dependence on QRSciences for the maintenance of our operations raises a substantial doubt about our ability to continue as a going concern due to uncertainties that could arise should QRSciences decide to no longer continue funding our Company.  Our financial statements do not include any adjustments that might result from this uncertainty.  We believe at present that QRSciences will continue to fund our operations.  In the event of their discontinuation of funding our Company, our management could seek the capital we require from other sources.  However, there can be no assurance as to whether, when, or upon what terms we would be able to consummate any such financing.

Diversified Opportunities, Inc.

Notes to Financial Statements

2.

Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  We adopted “fresh-start” accounting as of September 14, 2001 in accordance with the guidance specified by American Institute of Certified Public Accounts Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.  Our accumulated deficit for all periods presented reflects our losses to date since September 14, 2001 in accordance with SOP 90-7.

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

Revenue Recognition

To the extent that we have revenues from the future sales of goods, they will be recognized when an order has been received, the product has been shipped, the selling price is fixed or determinable and collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain.  To the extent that we have revenues from the provision of services, they will be recognized at the time services are rendered, their selling price is fixed or determinable and collection is reasonably assured, provided that no significant obligations remain. Sales revenues will not include sales taxes collected from the customer.

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

Share-Based Compensation

We account for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants (currently none outstanding nor granted through June 30, 2009) at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options.  We use historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate.

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

Fair Value Accounting

On July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) (as amended by FSP No. 157-2), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year beginning July 1, 2009, and interim periods within those fiscal years. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Diversified Opportunities, Inc.

Notes to Financial Statements

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  The new standard is a revision of previous guidance with respect to the proper accounting for business combinations.  SFAS 141R will be effective for our fiscal year beginning July 1, 2009 and early adoption is not permitted.  Management does not believe that SFAS 141R will have a material effect on our Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  The new standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  SFAS 160 will be effective for our fiscal year beginning July 1, 2009 and early adoption is not permitted.  Management does not believe that SFAS 160 will have a material effect on our Company’s financial statements.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  EITF 07-05 will be effective for our fiscal year beginning after October 1, 2009 and early adoption is not permitted.  Management does not believe that EITF 07-05 will have a material effect on our Company’s financial statements.

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 144 or FSP 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.  FSP 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuers’ nonconvertible debt borrowing rate.  FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited.  FSP 14-1 is required to be applied retrospectively to all periods presented.  Management does not believe that FSP 14-1 will have a material effect on our Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities.  Our Company does not have grants of restricted stock that contain non-forfeitable rights to dividends.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis (our fiscal year beginning July 1, 2009). Management does not believe that FSP EITF 03-6-1 will have a material effect on our Company’s financial statements.

In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”).  FSP 157-3 classified the application of SFAS No. 157 in an inactive market.  It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of FSP 157-3 did not have a material effect on our Company’s financial statements.

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

4.

Income taxes

We estimate that our net operating loss carryforwards incurred prior to May 30, 2008 that would be available to reduce future income taxes were significantly reduced or eliminated through our change of control in accordance with Internal Revenue Code Section 382 (“Section 382”) and similar California rules.  Our operating loss carry-forwards generated subsequent to May 30, 2008 total slightly in excess of $180,000 through June 30, 2009.  Our net operating loss carryforwards will be subject to expiration as to their future use beginning in 2023.  Also, Section 382 and similar California rules place limitations on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Future transactions such as sales of our preferred and/or common stock may be included in determining such a change in control.

Our deferred tax assets arise entirely as the result of our net operating loss carryforwards and at June 30, 2009 total approximately $70,000.  We have recorded a valuation allowance against our entire deferred tax asset balance due because we believe that a substantial doubt exists that we will be unable to realize the benefits of our net operating loss carryforwards due to our lack of a history of earnings and due to possible limitations under Section 382.

5.

Stockholders’ equity

Reverse stock split

On January 14, 2008, we declared a reverse split of our common stock. The formula provided that every twenty-five (25) issued and outstanding shares of common stock of the Corporation be automatically converted into one share of common stock.  Any resulting

Diversified Opportunities, Inc.

Notes to Financial Statements

share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share.  The reverse stock split was effective February 11, 2008 for holders of record at that date.  All share amounts included herein have been restated to give retroactive effect to this reverse split.  All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred on or before January 1, 2006.

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

Preferred stock

We are currently authorized to issue up to 10,000,000 shares of $0.001 preferred stock.  On January 25, 2007, the Board of Directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind.

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

6.

Related party transactions

Through June 30, 2009, QRSciences has advanced to our Company funds for operating expenses and working capital requirements totaling $114,511, all of which remain unpaid through the date of this report.  Amounts advanced to our Company by QRSciences are pursuant to a loan agreement (as subsequently amended on November 25, 2008).  The agreement provides that the Company may borrow up to $500,000 from QRSciences, provided the purposes of the requested funds are approved by QRSciences.  Amounts borrowed by the Company under the agreement accrue interest at 8% and are due and payable on the future date so agreed by the parties.  Interest expense from borrowings from QRSciences totaled $5,621 for the year ended June 30, 2009.

Our principal stockholder and Chief Executive Officer prior to May 2008 was Michael Anthony.  Mr. Anthony provided unreimbursed services to our Company from January 2008 through June 30, 2008, valued at $9,000.  Mr. Anthony also provided without cost to the Company, office space valued at $1,000 for the six months ended June 30, 2008.  The total of these expenses for the six months ended June 30, 2008 was $10,000 and was included in the accompanying statements of operations as general and administrative expenses.

Legal services provided to the company by Laura Anthony (Mr. Anthony's spouse) through Legal & Compliance, LLC were valued at $10,678 and were forgiven prior to May 30, 2008.

Through January 2008, Corporate Services International (a related entity employing Michael Anthony) lent DVOP $5,371, which funds were used to pay ongoing administrative expenses.

7.

Comparable period prior year information (unaudited)

Diversified Opportunities, Inc.

Notes to Financial Statements

On July 29, 2008, our Company's Board of Directors approved a change in our Company’s fiscal year end from December 31st to June 30th.  We had the following results from operations for the twelve months ended June 30, 2008: general and administrative expenses and net loss - $116,743; net loss per share - $0.02; basic and diluted weighted average common shares outstanding – 6,758,096, cash flows from operating activities - $(30,000).

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management consisting of our Chief Executive Officer (who is also our acting principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2009.  Taken into consideration in this evaluation were the current size and scope of our operations, lack of transactions, financial activity and complexity.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management did not identify internal control deficiencies which it deemed material weaknesses during its assessment of our internal control over financial reporting as of June 30, 2009.

 In conclusion, our Chief Executive Officer concluded that we maintained effective internal control over financial reporting as of June 30, 2009.  Our Company currently operates as a shell company (as defined in Rule 12b-2 of the Exchange Act) and accordingly its operations, volume and complexity of transactions is slight.  Management’s conclusion concerning the effectiveness of our internal control over financial reporting as of June 30, 2009 was strongly influenced by our Company’s current status as a shell company.

Management’s Remediation Initiatives

None at present.

Management previously identified the specific remedial actions to address previously identified material weaknesses.  Those material weaknesses were identified as a lack of segregation of duties.  Since the time of our previous evaluation, we have contracted the services of an additional financial consultant to review our accounting and financial reporting.   We concluded that our previously identified material weaknesses were remedied sufficiently to allow our management to evaluate our internal control over financial reporting as effective as of June 30, 2009.

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

Changes in Internal Controls over Financial Reporting

During our fiscal fourth quarter ended on June 30, 2009, we reassigned duties among individuals that are responsible for our accounting and financial reporting.  The change included the increased use of an independent financial consultant with extensive experience in accounting and financial reporting to prepare our financial statements and coordinate our audit by our registered public accountant.  In our evaluation, this constituted a change in internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting in that it improved our internal control over financial reporting.  This allowed us to conclude that our internal control over financial reporting is effective as of June 30, 2009.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Item 9B – Other Information

None.

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

49

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

Audit Committee

Our entire Board of Directors serves as our Audit Committee.  Our sole member of our Board of Directors is not independent as defined by item 401(e) (ii) of regulation S-B.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish our Company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by the company and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2009 were filed.

Item 11 - Executive Compensation

For the two years ended June 30, 2009, our executive officers have elected to forego all forms of compensation.  Executive compensation was determined through decisions undertaken by our Board of Directors.  Our Company does not have a formal Compensation Committee.  We expect that should our Company change its status as a shell company, our corporate policies with respect to compensation will be significantly upgraded and expanded.

The following table summarizes the compensation to the present and former officers and directors of the Company for the last two fiscal years.  Mr. Anthony resigned effective as of May 30, 2008, while Mr. Russeth was appointed to his positions within our Company on May 30, 2008.

SUMMARY COMPENSATION TABLE

Change in

Pension

Value and

Non-Qual.

Deferred

Stock

Option

Non-equity

Compens.

All Other

Salary

Bonus

Awards

Awards

Incentive

Earnings

 Compensation(1)

Total

Position

Period(1)

($)

($)

($)

($)

Comp ($)

($)

($)

($)

Kevin Russeth

2009

0

0

0

0

0

0

0

0

2008

0

0

0

0

0

0

0

0

CEO/CFO/Secretary/Director

Michael Anthony

2008

0

0

0

0

0

0

0

0

CEO/Director/President/Secretary

(1)  Twelve months ended June 30, 2009 and 2008

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

The Company has no employment agreements.

Our current director is an employee of the Company and is not compensated in his capacity as director.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

As of July 30, 2009, we had 9,199,192 shares of common stock issued and outstanding.  The following table sets forth as of that date information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as warrants or options to purchase shares of our common stock.   Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

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

Through June 30, 2009, QRSciences has advanced to our Company funds for operating expenses and working capital requirements totaling $114,511, all of which remain unpaid through the date of this report.  Amounts advanced to our Company by QRSciences are pursuant to a loan agreement (as subsequently amended on November 25, 2008).  The agreement provides that the Company may borrow up to $500,000 from QRSciences, provided the purposes of the requested funds are approved by QRSciences. Amounts borrowed by the Company under the agreement accrue interest at 8% and are due and payable on the future date so agreed by the parties.  Interest expense from borrowings from QRSciences totaled $5,621 for the year ended June 30, 2009.

Through June 30, 2009, QRSciences has advanced to our Company funds for operating expenses and working capital requirements totaling $114,511, all of which remain unpaid through the date of this report.  Amounts advanced to our Company by QRSciences are pursuant to a loan agreement (as subsequently amended on November 25, 2008).  The agreement provides that the Company may borrow up to $500,000 from QRSciences, provided the purposes of the requested funds are approved by QRSciences. Amounts borrowed by the Company under the agreement accrue interest at 8% and are due and payable on the future date so agreed by the parties.  Interest expense from borrowings from QRSciences totaled $5,621 for the year ended June 30, 2009.

Our principal stockholder and Chief Executive Officer prior to May 2008 was Michael Anthony.  Mr. Anthony provided unreimbursed services to our Company from January 2008 through June 30, 2008, valued at $9,000.  Mr. Anthony also provided without cost to the Company, office space valued at $1,000 for the six months ended June 30, 2008.  The total of these expenses for the six months ended June 30, 2008 was $10,000 and was included in the accompanying statements of operations as general and administrative expenses.

Legal services provided to the company by Laura Anthony (Mr. Anthony's spouse) through Legal & Compliance, LLC were valued at $10,678 and were forgiven prior to May 30, 2008.

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

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for two years ended June 30, 2009 and 2008 were $4,450 and $4,000, respectively.

(2) Audit-Related Fees

There were no fees billed during the two years ended June 30, 2009 and 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for two years ended June 30, 2009 and 2008.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended June 30, 2009 and 2008.

(5) Audit Committee

The Registrant's Audit Committee, or officer performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements f for two years ended June 30, 2009 and 2008.  Audit-related fees, tax fees, and all other fees, if any, were approved by the officers performing the functions of the Audit Committee.

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

July 30, 2009

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

Signature	Title	Date
/s/ KEVIN RUSSETH Kevin Russeth	Kevin Russeth, President, Chief Executive Officer, Chief Financial Officer, Director and Secretary (Principal Executive Officer)	July 30, 2009