Form 10-Q
period 2009-06-30
Diversified Opportunities, Inc.
filed 2009-10-30
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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

(858) 342-8155

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

At October 29, 2009, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009

Statements of Operations (unaudited) for the three months ended September 30, 2009 and 2008

Statements of Cash Flows (unaudited) for the three months ended September 30, 2009 and 2008

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

DIVERSIFIED OPPORTUNITIES, INC.
BALANCE SHEETS

	September 30, 2009 (unaudited)	June 30, 2009
ASSETS
Current assets:
Cash	$1,722	$4,072

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities, including $62,500 for common stock to be issued in connection with finders’ fees	$75,475	$76,066
Amounts due to QRSciences, including accrued interest	121,941	114,511
Total current liabilities	197,416	190,577

Shareholders’ deficit:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 9,199,192 shares issued and outstanding	9,199	9,199
Additional paid-in capital	43,000	43,000
Accumulated deficit	(247,893)	(238,704)
Total shareholders' deficit	(195,694)	(186,505)
	$1,722	$4,072
See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2009	Three months ended September 30, 2008

General and administrative expenses	$6,824	$69,219
Interest expense in connection with advances from QRSciences	2,365	400
Net loss	$(9,189)	$(69,619)
Basic and diluted net loss per share	$0.00	$(0.01)
Basic and diluted weighted average common shares outstanding	9,199,192	9,199,192

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three months ended September 30, 2009	Three months ended September 30, 2008

Cash flows from operating activities:
Net loss	$(9,189)	$(69,619)
Adjustments to reconcile net loss to cash flows from operating activities:
Interest on advances from QRSciences	2,365	400
Changes in accounts payable and accrued expenses	(591)	27,719
Cash flows from operating activities	(7,415)	(41,500)
Cash flows from financing activities:
Advances from QRSciences	5,065	41,500
Change in cash	(2,350)	-
Cash, beginning balance	4,072	-
Cash, ending balance	$1,722	$-

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

Basis of Presentation

Diversified Opportunities, Inc. (hereinafter referred to as “DVOP”, “we” or “the/our Company”) is incorporated in Delaware.  Our Company is controlled by QRSciences Holdings Limited, an Australian corporation (“QRSciences”) by virtue of its 2008 purchase of 9,000,000 shares of our common stock.  The 9,000,000 shares of DVOP common stock constitute 97.83% of the 9,199,192 shares of our common stock outstanding as of the date of this report.

Effective July 29, 2008, our Company also entered into a Loan Agreement with QRSciences, which agreement was subsequently amended on November 25, 2008.  The Loan Agreement provides that the Company may borrow up to $500,000 from QRSciences, provided the purposes of the requested funds are approved by QRSciences.  The amount borrowed by the Company under the Loan Agreement accrues interest at 8% and is due and payable as so agreed by the parties.  The balance of the amounts due to QRSciences under the Loan Agreement as of the date of this Quarterly Report total $121,941.

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the periods ended June 30, 2009 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Revenue Recognition

To the extent that we have future revenues from the sale of goods, they will be recognized when an order has been received, the product has been shipped, the selling price is fixed or determinable and collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. To the extent that we have revenues from the provision of services, they will be recognized at the time services are rendered, their selling price is fixed or determinable and collection is reasonably assured, provided that no significant obligations remain. Sales revenues will not include sales taxes collected from the customer.

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

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Future issuance of common stock

In connection with finders’ fees incurred related to the purchase of 9,000,000 shares of our common stock by QRSciences, we agreed to the future issuance of 208,333 shares of our Common Stock to companies that provided the finder services.  At the date of the purchase by QRSciences (May 30, 2008), our stock had a closing market price of $0.30 per share.  Accordingly, we recorded a charge of $62,500 during the six months ended June 30, 2008 in connection with the future Common Stock issuance.  As of September 30, 2009, the shares have not been issued and remain a liability of our Company.

4.

Related party transactions

Since May 2008, our principal stockholder is QRSciences.  Through September 30, 2009, we have advances from and accrued interest owing to QRSciences (net of repayments) totaling $121,941.  We incurred interest expense on these borrowings totaling $2,365 and $400 for the three months ended September 30, 2009 and 2008, respectively.

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

Results of Operations

We had no revenues either the three months ended September 30, 2009 or 2008.  Our operating expenses for the three months ended September 30, 2009 and 2008 totaled $6,824 and $69,219, respectively.  All of our operating expenses were general and administrative expenses.  Additionally, we incurred interest expense on advances from QRSciences totaling $2,365 and $400 for the three months ended September 30, 2009 and 2008.

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

Our only asset was cash totaling $1,722 as of September 30, 2009 and our liabilities totaling $197,416 consisted of accounts payable and accruals for professional services rendered on our behalf through that date ($12,975), a liability for finders’ fees to be satisfied with the future issuance of 208,333 shares of our common stock ($62,500), advances from and accrued interest owed to QRSciences for $121,941.  Our shareholders’ deficit totaled $195,694 at September 30, 2009 and included an accumulated deficit of $247,893 that reflects net losses incurred from September 14, 2001 through September 30, 2009.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  The new standard is a revision of previous guidance with respect to the proper accounting for business combinations.  SFAS 141R was effective for our fiscal year beginning July 1, 2009 and its adoption did not have a material effect on our Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  The new standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  SFAS 160 was effective for our fiscal year beginning July 1, 2009 and its adoption did not have a material effect on our Company’s financial statements.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  EITF 07-05 was effective for our fiscal year beginning July 1, 2009 and its adoption did not have a material effect on our Company’s financial statements.

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 144 or FSP 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.  FSP 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuers’ nonconvertible debt borrowing rate.  FSP 14-1 was effective for our fiscal year beginning July 1, 2009 and its adoption did not have a material effect on our Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities.  Our Company does not have grants of restricted stock that contain non-forfeitable rights to dividends.  FSP EITF 03-6-1 was effective for our fiscal year beginning July 1, 2009 and its adoption did not have a material effect on our Company’s financial statements.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our internal controls over financial reporting.  Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2009.  Taken into consideration in this evaluation were the current size and scope of our operations, lack of transactions, financial activity and complexity.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Diversified Opportunities, Inc.

By: /s/ KEVIN RUSSETH

Kevin Russeth, Chief Executive Officer and Chief Financial Officer

October 29, 2009

Exhibit Index

Num.

Description

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (1)

Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (1)

(1)

Filed as an Exhibit to this report.

14