Form 10-Q
period 2009-12-31
Diversified Opportunities, Inc.
filed 2010-01-26
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009

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

At January 25, 2010, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009

Statements of Operations (unaudited) for the three and six months ended December 31, 2009 and 2008

Statements of Cash Flows (unaudited) for the three and six months ended December 31, 2009 and 2008

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

DIVERSIFIED OPPORTUNITIES, INC.
BALANCE SHEETS

	December 31, 2009 (unaudited)	June 30, 2009
ASSETS
Current assets:
Cash	$130	$4,072

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities, including $62,500 for common stock to be issued in connection with finders’ fees	$73,900	$76,066
Amounts due to QRSciences, including accrued interest	127,853	114,511
Total current liabilities	201,753	190,577

Shareholders’ deficit:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 9,199,192 shares issued and outstanding	9,199	9,199
Additional paid-in capital	43,000	43,000
Accumulated deficit	(253,822)	(238,704)
Total shareholders' deficit	(201,623)	(186,505)
	$130	$4,072
See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended December 31, 2009	Three months ended December 31, 2008	Six months ended December 31, 2009	Six months ended December 31, 2008

General and administrative expenses	$3,467	$30,080	$10,291	$99,299
Interest expense in connection with advances from QRSciences	2,462	1,351	4,828	1,751
Net loss	$(5,929)	$(31,431)	$(15,119)	$(101,050)
Basic and diluted net loss per share	$0.00	$(0.00)	$0.00	$(0.01)
Basic and diluted weighted average common shares outstanding	9,199,192	9,199,192	9,199,192	9,199,192

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2009	Six months ended December 31, 2008

Cash flows from operating activities:
Net loss	$(15,119)	$(101,050)
Adjustments to reconcile net loss to cash flows from operating activities:
Interest on advances from QRSciences	4,828	1,751
Changes in accounts payable and accrued expenses	(2,166)	14,060
Cash flows from operating activities	(12,457)	(85,239)
Cash flows from financing activities:
Advances from QRSciences	8,515	87,500
Change in cash	(3,942)	2,261
Cash, beginning balance	4,072	-
Cash, ending balance	$130	$2,261

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

Effective July 29, 2008, our Company also entered into a Loan Agreement with QRSciences, which agreement was subsequently amended on November 25, 2008.  The Loan Agreement provides that the Company may borrow up to $500,000 from QRSciences, provided the purposes of the requested funds are approved by QRSciences.  The amount borrowed by the Company under the Loan Agreement accrues interest at 8% and is due and payable as so agreed by the parties.  The balance of the amounts due to QRSciences under the Loan Agreement as December 31, 2009 totals $127,853.

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the periods ended June 30, 2009 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.

Stockholders’ equity

Stock options and warrants

There are no employee or non-employee options grants outstanding.  There are no warrants outstanding to purchase any class of our capital stock.

Future issuance of common stock

In connection with finders’ fees incurred related to the purchase of 9,000,000 shares of our common stock by QRSciences, we agreed to the future issuance of 208,333 shares of our Common Stock to companies that provided the finder services.  At the date of the purchase by QRSciences (May 30, 2008), our stock had a closing market price of $0.30 per share.  Accordingly, we recorded a charge of $62,500 during the six months ended June 30, 2008 in connection with the future Common Stock issuance.  As of December 31, 2009, the shares have not been issued and remain a liability of our Company.

4.

Related party transactions

Since May 2008, our principal stockholder is QRSciences.  Through December 31, 2009, we have advances from and accrued interest owing to QRSciences (net of repayments) totaling $127,853.  We incurred interest expense on these borrowings totaling $2,462 and $4,828 for the three and six months ended December 31, 2009, respectively ($1,351 and $1,751 for the three and six months ended December 31, 2008, respectively).

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

Results of Operations

We had no revenues either the three or six months ended December 31, 2009 or 2008.  Our operating expenses for the three and six months ended December 31, 2009 totaled $3,467 and $10,291, respectively ($30,080 and $99,299 for the three and six months ended December 31, 2008, respectively).  All of our operating expenses were general and administrative expenses.  Additionally, we incurred interest expense on advances from QRSciences totaling $2,462 and $4,828 for the three and six months ended December 31, 2009, respectively ($1,351 and $1,751 for the three and six months ended December 31, 2008, respectively).

Overview and Financial Condition

As described above, effective May 30, 2008, 9,000,000 shares of our Company’s 9,199,192 shares of common stock were purchased by QRSciences.  During all periods included in this Annual Report, our Company has not had significant operations.  As of the date of this report, our Company’s ongoing operations continue to consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations, accounting and auditing expenditures as well as expenditures for investor relations activities.

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

Our only asset was cash totaling $130 as of December 31, 2009 and our liabilities totaling $201,753 consisted of accounts payable and accruals for professional services rendered on our behalf through that date ($11,400), a liability for finders’ fees to be satisfied with the future issuance of 208,333 shares of our common stock ($62,500), advances from and accrued interest owed to QRSciences for $127,853.  Our shareholders’ deficit totaled $201,623 at December 31, 2009 and included an accumulated deficit of $253,822 that reflects net losses incurred from September 14, 2001 through December 31, 2009.

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

Stock Based Compensation.  We will account for employee stock-based compensation costs in accordance with accounting standards requiring all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values.  We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions could materially affect the measure of estimated fair value of our stock-based compensation.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new standard that is a revision of previous guidance with respect to the proper accounting for business combinations.  The standard was effective for our fiscal year beginning July 1, 2009 and its adoption did not have a material effect on our Company’s financial statements.

In December 2007, the FASB issued a new standard that establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  The standard was effective for our fiscal year beginning July 1, 2009 and its adoption did not have a material effect on our Company’s financial statements.

In May 2008, the FASB issued a new staff position requiring the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuers’ nonconvertible debt borrowing rate.  The new staff position was effective for our fiscal year beginning July 1, 2009 and its adoption did not have a material effect on our Company’s financial statements.

In June 2008, the FASB issued a new staff position that clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities.  Our Company does not have grants of restricted stock that contain non-forfeitable rights to dividends and therefore our adoption of the staff position did not have a material effect on our Company’s financial statements.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our internal controls over financial reporting.  Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2009.  Taken into consideration in this evaluation were the current size and scope of our operations, lack of transactions, financial activity and complexity.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

January 25, 2010

Exhibit Index

Num.

Description

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (1)

Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (1)

(1)

Filed as an Exhibit to this report.

17