Form 10-Q
period 2010-03-31
Diversified Opportunities, Inc.
filed 2010-05-14
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

At May 10, 2010, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009

Statements of Operations (unaudited) for the three and nine months ended March 31, 2010 and 2009

Statements of Cash Flows (unaudited) for the nine months ended March 31, 2010 and 2009

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

DIVERSIFIED OPPORTUNITIES, INC.
BALANCE SHEETS

	March 31, 2010 (unaudited)	June 30, 2009
ASSETS
Current assets:
Cash	$130	$4,072

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$75,563	$76,066
Amounts due to QRSciences, including accrued interest	131,280	114,511
Total current liabilities	206,843	190,577

Shareholders’ deficit:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 9,199,192 shares issued and outstanding	9,199	9,199
Additional paid-in capital	43,000	43,000
Accumulated deficit	(258,912)	(238,704)
Total shareholders' deficit	(206,713)	(186,505)
	$130	$4,072
See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2010	Three months ended March 31, 2009	Nine months ended March 31, 2010	Nine months ended March 31, 2009

General and administrative expenses	$2,643	$6,939	$12,935	$106,239
Interest expense in connection with advances from QRSciences	2,446	1,725	7,273	3,476
Net loss	$(5,089)	$(8,664)	$(20,208)	$(109,715)
Basic and diluted net loss per share	$0.00	$0.00	$0.00	$(0.01)
Basic and diluted weighted average common shares outstanding	9,199,192	9,199,192	9,199,192	9,199,192

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2010	Nine months ended March 31, 2009

Cash flows from operating activities:
Net loss	$(20,208)	$(109,715)
Adjustments to reconcile net loss to cash flows from operating activities:
Interest on advances from QRSciences	7,273	3,476
Changes in accounts payable and accrued expenses	(502)	8,675
Cash flows from operating activities	(13,437)	(97,564)
Cash flows from financing activities:
Advances from QRSciences	9,495	97,685
Change in cash	(3,942)	121
Cash, beginning balance	4,072	-
Cash, ending balance	$130	$121

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

Basis of Presentation

Diversified Opportunities, Inc. (hereinafter referred to as “DVOP”, “we” or “the/our Company”) is incorporated in Delaware.  Our Company was controlled by QRSciences Holdings Limited, an Australian corporation (“QRSciences”) through March 31, 2010 by virtue of QRSciences’ 2008 purchase of 9,000,000 shares of our common stock.  The 9,000,000 shares of DVOP common stock constituted 97.83% of the 9,199,192 shares of our common stock outstanding as of the date of this report.

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the periods ended June 30, 2009 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Income Tax Expense Estimates and Policies

As part of the income tax provision process of preparing our financial statements, we are required to estimate our Company’s provision for income taxes.  This process involves estimating our current tax liabilities together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities. Management then assesses the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent believed that recovery is not likely, a valuation allowance is established.  Further, to the extent a valuation allowance is established and changes occur to this allowance in a financial accounting period, such changes are recognized in our tax provision in our consolidated statement of operations.  We use our judgment in making estimates to determine our provision for income taxes, deferred tax assets and liabilities and any valuation allowance is recorded against our net deferred tax assets.

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a future valuation allowance against our deferred tax assets.  We recognize the benefit of an uncertain tax position taken or expected to be taken on our income tax returns if it is “more likely than not” that such tax position will be sustained based on its technical merits.

Share-Based Compensation

We account for stock based compensation arrangements through the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options.  We use historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate.

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

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.

Stockholders’ equity

Stock options and warrants

There are no employee or non-employee options grants outstanding.  As of March 31, 2010, there were no warrants outstanding to purchase any class of our capital stock.

Future issuance of common stock

In connection with finders’ fees incurred related to the purchase of 9,000,000 shares of our common stock by QRSciences, we agreed to the future issuance of shares of our Common Stock to individuals that provided the finder services.  As of March 31, 2010, the shares had not been issued and remained a liability of our Company.  On April 1, 2010, we issued warrants to two individuals to purchase a total of 100,000 shares of our common stock for $0.20 per share, in full satisfaction of the liability.  The warrants expire on April 1, 2013.

4.

Related party transactions

From May 2008 through April 2010, our principal stockholder was QRSciences.  Through March 31, 2010, we have advances from and accrued interest owing to QRSciences (net of repayments) totaling $131,280.  We incurred interest expense on these borrowings totaling $2,446 and $7,273 for the three and nine months ended March 31, 2010, respectively ($1,725 and $3,476 for the three and nine months ended March 31, 2009, respectively).

5.

Subsequent events

On April 9, 2010, we entered into a non-binding Memorandum of Understanding (“MOU”) with CommerceTel Canada and CommerceTel, Inc. (“CommerceTel”) for the parties’ negotiation of a definitive agreement for our acquisition of CommerceTel.  The MOU provides that the parties shall negotiate exclusively with one another through June 9, 2010.  Upon completion of an acquisition, CommerceTel would be operated as a wholly-owned subsidiary of the Company.  The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement and certain closing conditions, including the completion of a financing and the audit of CommerceTel.  The Company cannot provide any assurances that the acquisition will be completed, or if completed, the timing of such completion.

Effective April 13, 2010, we completed the termination of our Loan Agreement dated July 29, 2008 with QRSciences.  In connection with the termination, QRSciences extinguished all outstanding repayment obligations of our Company under the Loan Agreement.  Also on April 13, 2010, QRSciences completed the sale of the 9,000,000 shares of our Company’s common stock which they owned to CT Partners, a California general partnership.  CT Partners includes Kevin Russeth, our Chief Executive Officer and the sole director of our Company.

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

Results of Operations

We had no revenues either the three or nine months ended March 31, 2010 or 2009.  Our operating expenses for the three and nine months ended March 31, 2010 totaled $2,643 and $6,939, respectively ($12,935 and $106,239 for the three and nine months ended March 31, 2009, respectively).  All of our operating expenses were general and administrative expenses.  Additionally, we incurred interest expense on advances from QRSciences totaling $2,446 and $7,273 for the three and nine months ended March 31, 2010, respectively ($1,725 and $3,476 for the three and nine months ended March 31, 2009, respectively).

Overview and Financial Condition

As described above, effective May 30, 2008, 9,000,000 shares of our Company’s 9,199,192 shares of common stock were purchased by QRSciences.  During all periods included in this Annual Report, our Company has not had significant operations.  As of the date of this report, our Company’s ongoing operations continue to consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations, accounting and auditing expenditures as well as expenditures for investor relations activities.  On April 13, 2010, QRSciences completed the sale of the 9,000,000 shares of our Company’s common stock which they owned to CT Partners, a California general partnership.

Liquidity and Capital Resources

With no revenues or gross margin, our Company was dependent for its continued operations on funding from the holder of 97.83% of the outstanding shares of its common stock, QRSciences.  Going forward, our Company will be dependent on funding from CT Partners.  There can be no assurance that CT Partners will continue to fund our Company’s operations or that we will be able to raise future funding from others at an acceptable price or at all.

Our only asset was cash totaling $130 as of March 31, 2010.  Our liabilities totaled $206,843 and consisted of accounts payable and accruals for professional services rendered on our behalf ($11,400), reimbursements due for administrative expenses incurred through that date ($1,663), a liability for finders’ fees to be satisfied with the future issuance of 208,333 shares of our common stock ($62,500) and advances from and accrued interest owed to QRSciences totaling $131,280.  Our shareholders’ deficit totaled $206,713 at March 31, 2010 and included an accumulated deficit of $258,912 that reflects net losses incurred from September 14, 2001 through March 31, 2010.

With the termination of our Loan Agreement with QRSciences and the extinguishment of all amounts outstanding under the Loan Agreement, we will account for this transaction as a capital contribution in the three months ended June 30, 2010 totaling $133,807.  The liability for finders’ fees was also satisfied in full with the issuance on April 1, 2010 of warrants to purchase 100,000 shares of our common stock.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our internal controls over financial reporting.  Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2010.  Taken into consideration in this evaluation were the current size and scope of our operations, lack of transactions, financial activity and complexity.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

We have no operating history and no current business operations.  We do not currently have any business operations other than maintaining our public company status.   A substantial majority (9,000,000 shares) of the total shares of our 9,199,192 shares of common stock outstanding through the date this report was issued are owned and held by CT Partners.  Because we have no operating history and no current business, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company.  Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

We continue to be without any business operations.  Our Company at present does not have any business operations.  Accordingly, we lack at present the capacity to generate future income and positive cash flows.  Continued losses by our Company could result in an investor’s loss of a significant portion or all of his investment in our Company.

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have any revenues to cover our operating expenses and we are not profitable.  We are currently dependent on CT Partners to fund the operating and working capital needs of our Company. If CT Partners decides to discontinue funding our Company and we cannot continue operations, an investor could suffer the loss of a significant portion or all of his investment in our Company.

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern. We currently project that our cash on hand and existing commitments for additional funds from CT Partners will be sufficient to maintain our Company’s operations beyond one year from the date of this report, however there can be no assurance that CT Partners will not decide to terminate funding for our Company.  Our financial statements do not include any adjustments that might result from this uncertainty. If we cannot obtain additional capital on acceptable terms, we will need to cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

(b)

Reports on Form 8-K

The Company filed a Form 8-K on April 14, 2010 regarding the termination of its loan agreement with QR Sciences and a change of control of the Company.

The Company filed a Form 8-K on April 15, 2010 regarding entering into a memorandum of understanding with CommerceTel Canada and CommerceTel, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Opportunities, Inc.

By: /s/ KEVIN RUSSETH

Kevin Russeth, Chief Executive Officer and Chief Financial Officer

May 10, 2010

Exhibit Index

Num.

Description

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (1)

Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (1)

(1)

Filed as an Exhibit to this report.

17