Form 10-K
period 2010-06-30
Diversified Opportunities, Inc.
filed 2010-09-20
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23446

DIVERSIFIED OPPORTUNITIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3008888
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1042 N. El Camino Real #261
Encinitas, California	92024
(Address and of principal executive offices)	(Zip Code)

(858) 342-8155

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

The aggregate market value of the voting and non-voting common equity on December 31, 2009 held by non-affiliates* of the registrant (based on the average bid and asked ($0.15) was approximately $29,879.   (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At September 17, 2010, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

DIVERSIFIED OPPORTUNITIES, INC.

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2010

TABLE OF CONTENTS

PART I

Item 1 - Description of Business

Item 1A - Risk Factors

Item 1B – Unresolved Staff Comments

Item 2 - Description of Property

Item 3 - Legal Proceedings

Item 4 - (Removed and Reserved)

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

On July 2, 2007, Michael Anthony was appointed President, Secretary and Treasurer of DVOP.  On or near July 10, 2007, Mr. Anthony filed the requisite documents with the State of California for the purpose of reinstating the corporate charter.  In October 2007, Corporate Services International Profit Sharing Plan (“CSIPSP”) agreed to contribute $30,000 as paid in capital to DVOP, the entire amount of which was contributed to DVOP in January 2008.  In consideration for the capital contribution, in October 2007 DVOP issued to CSIPSP 225,000,000 shares of its common stock (pre-split, 9,000,000 post-split) representing approximately 97.83% of its common stock outstanding on that date.  CSIPSP is an entity, for which Mr. Anthony is beneficiary.

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

Effective May 30, 2008, pursuant to the terms of a Stock Purchase Agreement dated May 16, 2008 (the “Purchase Agreement”) by and between QRSciences Holdings Limited, an Australian corporation (“QRSciences”) and CSIPSP, QRSciences purchased all of CSIPSP’s 9,000,000 shares of DVOP common stock (“Common Stock”) in exchange for the payment of $650,000 by QRSciences to CSIPSP. The 9,000,000 shares of DVOP common stock constituted 97.83% of the 9,199,192 shares of Company common stock outstanding as of the date of this report.  This purchase of CSIPSP’s shares by QRSciences resulted in a change of control.  Prior to the closing under the Purchase Agreement, CSIPSP owned 97.83% of the DVOP’s outstanding common stock. After the closing under the Purchase Agreement, QRSciences owned 97.83% of DVOP’s outstanding common stock.

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

CT Partners beneficially own and control substantially all of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our director and executive officer. Accordingly, any of our existing outside principal stockholders together with our directors, executive officers and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Description of Property

Our corporate office mailing address is 1042 N. El Camino Real #261, Encinitas, CA 92024 and our books of record are maintained at 6118 Paseo Delicias, Rancho Santa Fe, California 92067.  We currently have no outstanding leases or commitments to lease property.

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

Item 4 – (Removed and Reserved)

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

For the year ended June 30, 2010	High	Low
Fourth Quarter	$0.60	$0.25
Third Quarter	$0.20	$0.15
Second Quarter	$5.00	$0.12
First Quarter	$0.95	$0.01

For the year ended June 30, 2009	High	Low
Fourth Quarter	$0.15	$0.01
Third Quarter	$0.51	$0.15
Second Quarter	$0.55	$0.25
First Quarter	$0.84	$0.10

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

Holders of Record

As of September 17, 2010, 9,199,192 shares of our common stock were issued and outstanding.

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

Overview and Financial Results

As described above, effective May 30, 2008, 9,000,000 shares of our Company’s 9,199,192 shares of common stock were purchased by QRSciences.  On April 13, 2010, QRSciences completed the sale of the 9,000,000 shares of our Company’s common stock which they owned to CT Partners, a California general partnership.  Our Chief Executive Officer and sole director, Kevin Russeth, is a member of CT Partners.  During all periods included in this Annual Report, our Company has not had any significant operations.  As of the date of this report, our Company’s ongoing operations have and will consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations, accounting and auditing expenditures as well as expenditures for investor relations activities.

We had no revenues in the two years ended June 30, 2010.  Our operating expenses for the years ended June 30, 2010 and 2009 totaled $16,257 and $111,809 respectively.  All of our operating expenses were general and administrative expenses.  Additionally during the years ended June 30, 2010 and 2009, we incurred interest expense on borrowings from QRSciences totaling $7,647 and $5,621, respectively.

Our net loss for the years ended June 30, 2010 and 2009 totaled $23,904 and $117,430, respectively.  Our loss per share was $0.00 for the year ended June 30, 2010 ($0.01 for the year ended June 30, 2009).

Liquidity and Capital Resources

With no revenues or gross margin, our Company is currently dependent for funding of its continued operations on the holder of 97.83% of the outstanding shares of its common stock, CT Partners and its partners.  While CT Partners has indicated a continuing willingness to fund the capital needs of our Company, there can be no assurance that they will not discontinue our funding at some date in the future.

Our sole asset as of June 30, 2010 was a cash balance of $4,130 in a single bank account.  Our liabilities at June 30, 2010 totaled $20,385 (all current) and consisted of accruals for professional services rendered on our behalf by a member of CT Partners through that date ($11,400), amounts due to CT Partners (totaling $7,484) and other current payables and accruals totaling $1,500.  Our shareholders’ deficit totaled $16,255 at June 30, 2010 and included an accumulated deficit of $262,608 that reflects net losses incurred from September 14, 2001 through June 30, 2010 (see also discussion of “Fresh Start” accounting in the notes to our financial statements included herein).

Plan of Operations

During the next twelve months, our Company has no definite plans to purchase or sell any plant or significant equipment.  We currently have no employees as of the date of this Annual Report.

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

Recently Issued Accounting Pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) are subject to change.  Changes in such standards may have an impact on the Company’s future financial statements.  The following are a summary of recent accounting developments.

In May 2009, the FASB issued additional guidance concerning subsequent events that requires that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or available to be issued.  It also requires the disclosure of the date through which an entity has evaluated subsequent events.  We adopted the FASB guidance during the year ended June 30, 2010 and the required disclosures are included herein.

In April 2009, the FASB issued additional guidance defining fair value, establishing a framework for measuring fair value and expanding disclosure requirements. The new guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine their appropriate fair values.  We adopted the new guidance for the year ended June 30, 2010 with no resulting impact on the Company’s financial statements.

In June 2009, the FASB issued additional guidance which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is that the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The new guidance is effective for our Company beginning January 1, 2010.  The Company is evaluating the impact of this pronouncement but does not expect the adoption to have a material impact on its financial statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2010 or 2009 nor at any time during the years then ended.

Item 8 – Financial Statements

Report of Independent Registered Public Accountant

Balance Sheets at June 30, 2010 and 2009

Statements of Operations for the years ended June 30, 2010 and 2009

Statements of Changes in Shareholders' Deficit for the years ended June 30, 2010 and 2009

Statements of Cash Flows for the years ended June 30, 2010 and 2009

Notes to Financial Statements

To the Board of Directors and Shareholders:

Diversified Opportunities, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

I have audited the accompanying balance sheets of Diversified Opportunities, Inc. as of June 30, 2010 and 2009 and the related statements of operations, stockholders' deficiency and cash flows for the year and six months then ended, respectively. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Opportunities, Inc. as of June 30, 2010 and 2009 and the results of its operations, its cash flows and changes in stockholders' deficiency for the year and the six months then ended, respectively, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Diversified Opportunities, Inc. will continue as a going concern. The Company had immaterial assets consisting entirely of cash at June 30, 2010 and, as discussed in the notes to the financial statements, is dependent on future additional funding in order to meet its obligations. These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in the notes to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael F. Cronin

Michael F. Cronin, Certified Public Accountant

Orlando, Florida

September 17, 2010

DIVERSIFIED OPPORTUNITIES, INC.
BALANCE SHEETS June 30, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash	$4,130	$4,072

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,500	$76,066
Amounts due to related parties, including accrued interest	18,885	114,511
Total current liabilities	20,385	190,577

Shareholders’ deficit:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 9,199,192 shares issued and outstanding	9,199	9,199
Additional paid-in capital	237,154	43,000
Accumulated deficit	(262,608)	(238,704)
Total shareholders' deficit	(16,255)	(186,505)
	$4,130	$4,072
See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

STATEMENTS OF OPERATIONS

Years ended June 30, 2010 and 2009

	2010	2009

General and administrative expenses	$16,257	$111,809
Interest expense in connection with borrowings from related parties	7,647	5,621
Net loss	$(23,904)	$(117,430)
Basic and diluted net loss per share	$(0.00)	$(0.01)
Basic and diluted weighted average common shares outstanding	9,199,192	9,199,192

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended June 30, 2010 and 2009

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

Balance at June 30, 2008	9,199,192	$9,199	$43,000	$(121,274)	$(69,075)
Net loss	-	-	-	(117,430)	(117,430)
Balance at June 30, 2009	9,199,192	9,199	43,000	(238,704)	(186,505)
Extinguishment of repayment obligations to QRSciences	-	-	131,654	-	131,654
Assumption of liability by related parties	-	-	62,500	-	62,500
Net loss	-	-	-	(23,904)	(23,904)
Balance at June 30, 2010	9,199,192	$9,199	$237,154	$(262,608)	$(16,255)

DIVERSIFIED OPPORTUNITIES, INC.

STATEMENTS OF CASH FLOWS

Years ended June 30, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(23,904)	$(117,430)
Adjustments to reconcile net loss to net cash flows from operating activities:
Fair value of services provided by related parties	11,133	-
Expenses paid by related parties	11,576	-
Changes in accounts payable and accrued expenses	(666)	6,991
Net cash flows from operating activities	(1,861)	(110,439)
Cash flows from financing activities:
Proceeds from related party borrowings	4,000	114,511
Repayments of related party borrowings	(2,081)	-
Net cash flows from financing activities	1,919	114,511
Change in cash	58	4,072
Cash, beginning balance	4,072	-
Cash, ending balance	$4,130	$4,072

Noncash investing and financing transactions:

Extinguishment of repayment obligations to QRSciences	$131,654	$-
Assumption of liability by related party	$62,500	$-

1.

Basis of Presentation

Diversified Opportunities, Inc. (hereinafter referred to as “DVOP”, “we” or “the/our Company”) is incorporated in the state of Delaware.  Our Company is controlled by CT Partners pursuant to the April 13, 2010 purchase by CT Partners of 9,000,000 shares of common stock from QRSciences.  The 9,000,000 shares of DVOP common stock constitute 97.83% of the 9,199,192 shares of Company common stock outstanding as of June 30, 2010.  This purchase of QRSciences’s shares by CT Partners resulted in a change of control.

Going concern

Our financial statements have been prepared assuming that we will continue as a going concern.  While we currently project that our cash on hand and existing commitments for additional investment will be sufficient to maintain our Company’s operations beyond one year from the date of this annual report, we are dependent on CT Partners to fund our on-going operations that include primarily general and administrative expenses required to maintain our Company compliant with the requirements of a fully reporting public company.  While we believe that CT Partners will continue to fund our operations for the foreseeable future, there is no requirement for CT Partners to maintain this funding.

Our dependence on CT Partners for the maintenance of our operations raises a substantial doubt about our ability to continue as a going concern due to uncertainties that could arise should CT Partners decide to no longer continue funding our Company.  Our financial statements do not include any adjustments that might result from this uncertainty.  We believe at present that CT Partners will continue to fund our operations.  In the event of their discontinuation of funding our Company, our management could seek the capital we require from other sources.  However, there can be no assurance as to whether, when, or upon what terms we would be able to consummate any such financing.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and investments that are readily convertible into cash and have original maturities of three months or less.  We had no cash equivalents at either June 30, 2010 or 2009.

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

Share-Based Compensation

We account for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options.  We use historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate.

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

Recently Issued Accounting Pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) are subject to change.  Changes in such standards may have an impact on the Company’s future financial statements.  The following are a summary of recent accounting developments.

In May 2009, the FASB issued additional guidance concerning subsequent events that requires that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or available to be issued.  It also requires the disclosure of the date through which an entity has evaluated subsequent events.  We adopted the FASB guidance during the year ended June 30, 2010 and the required disclosures are included herein.

3.

Related party transactions

Effective as of July 29, 2008, our Company also entered into a Loan Agreement with QRSciences, which agreement was subsequently amended on November 25, 2008.  The Loan Agreement provided that the Company was entitled to borrow up to $500,000 from QRSciences, provided the purposes of the requested funds were approved by QRSciences.  The amount borrowed by the Company under the Loan Agreement accrued interest at 8% and was due and payable as agreed by the parties.

Through April 13, 2010, QRSciences advanced to our Company funds for operating expenses and working capital requirements totaling $131,654 (including accrued interest).  Interest expense from borrowings from QRSciences totaled $7,647 and $5,621 for the years ended June 30, 2010 and 2009, respectively.  Effective April 13, 2010, we terminated our Loan Agreement with QRSciences and in connection with the termination, QRSciences extinguished all outstanding repayment obligations of our Company under the Loan Agreement.  We accounted for the extinguishment of the repayment obligations as an addition to additional paid in capital.

Effective April 1, 2010, CT Partners assumed our Company’s liability totaling $62,500 for the future issuance of 208,333 shares of our common stock in connection with Finders’ fees incurred during the year ended June 30, 2008.  CT Partners expects to satisfy the liability with cash payments to the Finders totaling $3,000.  CT Partners’ assumption of the liability was accounted for as a capital contribution of the carrying value of the liability at March 31, 2010.

4.

Stockholders’ equity

Common stock

We are currently authorized to issue up to 300,000,000 shares of $0.001 par value common stock.  All issued shares of common stock are entitled to vote on a one share/one vote basis.

Preferred stock

We are currently authorized to issue up to 10,000,000 shares of $0.001 preferred stock.

Stock options and warrants

There are no employee or non-employee options or warrant grants outstanding.

5.

Income taxes

We estimate that our net operating loss carryforwards incurred prior to May 30, 2008 that would be available to reduce future income taxes were significantly reduced or eliminated through our change of control in accordance with Internal Revenue Code Section 382 (“Section 382”) and similar California rules.  Our operating loss carry-forwards generated subsequent to May 30, 2008 total slightly in excess of $200,000 through June 30, 2010.  Our net operating loss carryforwards will be subject to expiration as to their future use beginning in 2023.  Also, Section 382 and similar California rules place limitations on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Future transactions such as sales of our preferred and/or common stock may be included in determining such a change in control.

Our deferred tax assets arise entirely as the result of our net operating loss carryforwards and at June 30, 2010 total approximately $80,000.  We have recorded a valuation allowance against our entire deferred tax asset balance due because we believe that a substantial doubt exists that we will be unable to realize the benefits of our net operating loss carryforwards due to our lack of a history of earnings and due to possible limitations under Section 382.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management consisting of our Chief Executive Officer (who is also our acting principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2010.  Taken into consideration in this evaluation were the current size and scope of our operations, lack of transactions, financial activity and complexity.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.

Our Company currently operates as a shell company (as defined in Rule 12b-2 of the Exchange Act) and accordingly its operations, volume and complexity of transactions is slight.  Management’s conclusion concerning the effectiveness of our internal control over financial reporting as of June 30, 2010 was strongly influenced by our Company’s current status as a shell company.

Management’s Remediation Initiatives

None as of the date of this Annual Report.

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

None.

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

Position

Kevin Russeth

49

President, Chief Executive Officer, Chief Financial Officer, Secretary and a Director of the Company

Mr. Kevin Russeth has been the Company’s Chief Executive Officer, President, Chief Financial Officer and Secretary and a director since May 2008.  He is currently a partner with Rancho Santa Fe Partners a boutique investment advisory firm based in San Diego, California.  Mr. Russeth was previously the Managing Director of QRSciences Holdings Limited, a public company headquartered in Melbourne, Australia from March 2002 until February 2010.  He was the Chief Executive Officer and Executive Director of QRSciences Holdings Limited’s subsidiary, QRSciences Pty Ltd from June 2002 until February 2010 and President of QRSciences Corp from March 2004 until February 2010.  Mr. Russeth was a director of Spectrum SDI from February 2006 until its sale to Science Applications International Corporation in December 2009.  Mr. Russeth acted as Executive Chairman and Chief Executive Officer of QRSciences Holdings Limited from June 2002 until December 2007. Prior to his tenure at QRSciences, Mr. Russeth spent several years in the financial services industry in a variety of rolls with E. F. Hutton, Shearson Lehman and Merrill Lynch.  Mr. Russeth started his career as a Systems Engineer with Electronic Data Systems graduating from their SED program in 1984. Mr. Russeth holds a Bachelor of Arts degree in Business Administration from Gustavus Adolphus College.

Audit Committee

Our entire Board of Directors serves as our Audit Committee.  Our sole member of our Board of Directors is not independent as defined by item 401(e) (ii) of regulation S-B.

Director Qualifications

In addition to the information above regarding Mr. Russeth’s business experience and previous service on the boards of directors of other companies, our board of directors considered experience, qualifications or skills which include the following in concluding that Mr. Russeth is qualified to serve as a director:

Mr. Russeth has significant experience serving as a founder, chief executive officer or a senior executive of various public and private companies. He brings his experience in operations, finance and investment banking to our board.

Our board of directors currently consists of only one member.  The Company anticipates adding additional members as such time as appropriate, if such additional members can be identified and agree to join our board of directors.  In evaluating potential director nominees, our board of directors will consider, among others, the following factors:

•	Integrity

•	Independence

•	Diversity of viewpoints and backgrounds

•	Extent of experience

•	Length of service

•	Number of other board and committee memberships

•	Leadership qualities

•	Ability to exercise sound judgment

Leadership Structure

The chairman of our board of directors also serves as our chief executive officer. Our board of directors does not have a lead independent director. Our board of directors has determined that its leadership structure is appropriate and effective in light of the fact that the Company only has one director and executive officer at this time. Our board of directors believes that having a single individual serve as both chairman and chief executive officer provides clear leadership, accountability and promotes strategic development and execution of the Company’s limited operations.

Risk Management

Our board of directors oversees the risk management of our Company. Our board of directors regularly reviews information provided by the Company’s auditor and consultants to oversee the risk identification, risk management and risk mitigation strategies. Additionally, our board of directors considers, as appropriate, risks among other factors in reviewing any potential business opportunity for the Company.

Code of Ethics

The Company has adopted a Code of Business Ethics and Conduct (the “Code”) that applies to the every officer of and Director to the Company. The Code is attached an exhibit to this Annual Report. The Code is also available free of charge upon request by mailing a request to the Company at 1042 N. El Camino Real, B261,Encinitas, California 92024, Attn:  Kevin Russeth, CEO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish our Company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by the company and on written representations from certain reporting persons, we believe that all Section 16(a)

reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2010 were timely filed.

Item 11 - Executive Compensation

For the two years ended June 30, 2010, our executive officer has elected to forego all forms of compensation.  Executive compensation was determined through decisions undertaken by our Board of Directors.  Our Company does not have a formal Compensation Committee.  We expect that should our Company change its status as a shell company, our corporate policies with respect to compensation will be significantly upgraded and expanded.

The following table summarizes the compensation to the present and former officers and directors of the Company for the last two fiscal years.  Mr. Russeth was appointed to his positions within our Company on May 30, 2008.

SUMMARY COMPENSATION TABLE

Change in

Pension

Value and

Non-Qual.

Deferred

Stock

Option

Non-equity

Compens.

All Other

Salary

Bonus

Awards

Awards

Incentive

Earnings

 Compensation(1)

Total

Position

Period(1)

($)

($)

($)

($)

Comp ($)

($)

($)

($)

Kevin Russeth

2010

0

0

0

0

0

0

0

0

2009

0

0

0

0

0

0

0

0

CEO/CFO/Secretary/Director

(1)  Twelve months ended June 30, 2010 and 2009

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

The Company has no employment agreements.

Our current director is an employee of the Company and is not compensated in his capacity as director.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

As of September 17, 2010, we had 9,199,192 shares of common stock issued and outstanding.  The following table sets forth as of that date information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as warrants or options to purchase shares of our common stock.   Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors
Kevin Russeth	4,525,234	49.2%

Greater than 5% Shareholders
Steven Davis	2,257,500	24.5%
Jonathan Shultz	2,250,000	24.5%

 (1)  Unless otherwise noted, the address is c/o Diversified Opportunities, Inc. 1042 N. El Camino Real #261, Encinitas, California, 92024.

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

Through April 13, 2010, QRSciences advanced to our Company funds for operating expenses and working capital requirements (along with accrued interest) totaling $131,654, all of which was extinguished as of that date.  Amounts advanced to our Company by QRSciences were pursuant to a loan agreement (as subsequently amended on November 25, 2008).  The agreement provided that the Company may borrow up to $500,000 from QRSciences, provided the purposes of the requested funds were approved by QRSciences. Amounts borrowed by the Company under the agreement accrued interest at 8% and were due and payable on the future date so agreed by the parties.

Through June 30, 2010, we owe members of CT Partners a total of $18,884 for cash advanced and services provided on our Company’s behalf.

On April 1, 2010, the members of CT Partners assumed the previously recorded liability of the Company to the Finders, with a stated value of $62,500 on March 31, 2010.

Parent Companies.  None.

Director Independence.  Our sole member of our Board of Directors is not independent under the definition of independent director promulgated by the NASDAQ.

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for two years ended June 30, 2010 and 2009 were $4,000 and $4,450, respectively.

(2) Audit-Related Fees

There were no fees billed during the two years ended June 30, 2010 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for two years ended June 30, 2010.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended June 30, 2010.

(5) Audit Committee

The Registrant's Audit Committee, or officer performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the two years ended June 30, 2010.  Audit-related fees, tax fees, and all other fees, if any, were approved by the officers performing the functions of the Audit Committee.

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

September 17, 2010

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

Signature	Title	Date
/s/ KEVIN RUSSETH Kevin Russeth	Kevin Russeth, President, Chief Executive Officer, Chief Financial Officer, Director and Secretary (Principal Executive Officer)	September 17, 2010