Form 10-Q
period 2010-09-30
Diversified Opportunities, Inc.
filed 2010-10-28
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

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

At October 26, 2010, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2009

Statements of Operations (unaudited) for the three months ended September 30, 2010 and 2009

Statements of Cash Flows (unaudited) for the three months ended September 30, 2010 and 2009

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

DIVERSIFIED OPPORTUNITIES, INC.
BALANCE SHEETS September 30, 2010 and June 30, 2010

	Sep. 30, 2010 (unaudited)	Jun. 30, 2010
ASSETS
Current assets:
Cash	$1,080	$4,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,150	$1,500
Amounts due to related parties, including accrued interest	48,884	18,885
Total current liabilities	50,034	20,385

Shareholders’ deficit:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 9,199,192 shares issued and outstanding	9,199	9,199
Additional paid-in capital	237,154	237,154
Accumulated deficit	(197,399)	(262,608)
Total shareholders' deficit	(48,954)	(16,255)
	$1,080	$4,130
See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

Three months ended September 30, 2010 and 2009

	2010	2009

General and administrative expenses	$32,700	$6,824
Interest expense in connection with borrowings from related parties	-	2,365
Net loss	$(32,700)	$(9,189)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	9,199,192	9,199,192

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

Three months ended September 30, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(32,700)	$(9,189)
Adjustments to reconcile net loss to net cash flows from operating activities:
Fair value of services provided by related parties	30,000	-
Interest on advances from QRSciences	-	2,365
Changes in accounts payable and accrued expenses	(350)	(591)
Net cash flows from operating activities	(3,050)	(7,415)
Cash flows from financing activities:
Proceeds from related party borrowings	-	5,065
Repayments of related party borrowings	-	-
Net cash flows from financing activities	-	5,065
Change in cash	(3,050)	(2,350)
Cash, beginning balance	4,130	4,072
Cash, ending balance	$1,080	$1,722

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

Basis of Presentation

Diversified Opportunities, Inc. (hereinafter referred to as “DVOP”, “we” or “the/our Company”) is incorporated in the state of Delaware.  Our Company is controlled by CT Partners (a California general partnership including Kevin Russeth, our Chief Executive Officer and the sole director of our Company) pursuant to the April 13, 2010 purchase by CT Partners of 9,000,000 shares of common stock from QRSciences Holdings Limited (“QRSciences”).  The 9,000,000 shares of DVOP common stock constitute 97.83% of the 9,199,192 shares of Company common stock outstanding as of September 30, 2010.  This purchase of QRSciences’s shares by CT Partners resulted in a change of control.

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

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three months ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the periods ended June 30, 2010 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

3.

Related party transactions

Effective as of July 29, 2008, our Company entered into a Loan Agreement with QRSciences that provided that the Company was entitled to borrow up to $500,000 from QRSciences, provided the purposes of the requested funds were approved by QRSciences.  The amount borrowed by the Company under the Loan Agreement accrued interest at 8% and was due and payable as agreed by the parties.

Through April 13, 2010, QRSciences advanced to our Company funds for operating expenses and working capital requirements totaling $131,654 (including accrued interest).  Interest expense from borrowings from QRSciences totaled $2,365 for the three months ended September 30, 2009.  Effective April 13, 2010, we terminated our Loan Agreement with QRSciences and in connection with the termination, QRSciences extinguished all outstanding repayment obligations of our Company under the Loan Agreement.  We accounted for the extinguishment of the repayment obligations as an addition to additional paid in capital during the three months ended June 30, 2010.

Effective April 1, 2010, CT Partners assumed our Company’s liability in connection with Finders’ fees incurred during the year ended June 30, 2008.  CT Partners’ assumption of the liability was accounted for as a capital contribution of the carrying value of the liability at March 31, 2010.

During the three months ended September 30, 2010, our Company recorded general and administrative expenses totaling $30,000 in connection with amounts due to CT Partners in connection with services performed by them on our Company’s behalf.

4.

Stockholders’ equity

Common stock

We are currently authorized to issue up to 300,000,000 shares of $0.001 par value common stock.  All issued shares of common stock are entitled to vote on a one share/one vote basis.

Preferred stock

We are currently authorized to issue up to 10,000,000 shares of $0.001 preferred stock.  Stock options and warrants

As of September 30, 2010, there are no employee or non-employee options grants outstanding.  As of September 30, 2010, there were no warrants outstanding to purchase any class of our capital stock.

5.

Income taxes

We estimate that our net operating loss carryforwards incurred prior to May 30, 2008 that would be available to reduce future income taxes were significantly reduced or eliminated through our change of control in accordance with Internal Revenue Code Section 382 (“Section 382”) and similar California rules.  Our operating loss carry-forwards generated subsequent to May 30, 2008 total in excess of $200,000 through September 30, 2010.  Our net operating loss carryforwards will be subject to expiration as to their future use beginning in 2023.  Also, Section 382 and similar California rules place limitations on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Future transactions such as sales of our preferred and/or common stock may be included in determining such a change in control.

Our deferred tax assets arise entirely as the result of our net operating loss carryforwards and at September 30, 2010 total approximately $80,000.  We have recorded a valuation allowance against our entire deferred tax asset balance due because we believe that a substantial doubt exists that we will be unable to realize the benefits of our net operating loss carryforwards due to our lack of a history of earnings and due to possible limitations under Section 382.

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

Results of Operations

We had no revenues for the three ended September 30, 2010 or 2009.  Our operating expenses for the three months ended September 30, 2010 totaled $32,700 ($6,824 for the three months ended September 30, 2009).  All of our operating expenses were general and administrative expenses.  We incurred general and administrative expenses totaling $30,000 arising from a consulting agreement with CT Partners.   We incurred interest expense on advances from QRSciences totaling $2,365 for the three months ended September 30, 2009.

Overview and Financial Condition

As described above, effective April 13, 2010, 9,000,000 shares of our Company’s 9,199,192 shares of common stock were purchased by CT Partners.  During all periods included in this Annual Report, our Company has not had significant operations.  As of the date of this report, our Company’s ongoing operations continue to consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations, accounting and auditing expenditures as well as expenditures for investor relations activities.  From May 30, 2008 through April 13, 2010, QRSciences completed the sale of the 9,000,000 shares of our Company’s common stock which they owned to CT Partners, a California general partnership.

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

Our only asset was cash totaling $1,080 as of September 30, 2010.  Our liabilities totaled $50,034 and consisted of accounts payable and accrued expenses totaling $1,150 and amounts due to related parties totaling $48,884.  Our shareholders’ deficit totaled $48,954 at September 30, 2010 and included an accumulated deficit of $197,399 that reflected net losses incurred from September 14, 2001 through September 30, 2010.

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

Not applicable to our Company.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our internal controls over financial reporting.  Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2010.  Taken into consideration in this evaluation were the current size and scope of our operations, lack of transactions, financial activity and complexity.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

October 26, 2010

Exhibit Index

Num.

Description

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (1)

Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (1)

(1)

Filed as an Exhibit to this report.

16