Form 10-Q
period 2010-12-31
Diversified Opportunities, Inc.
filed 2011-02-01
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010

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

At January 28, 2011, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010

Statements of Operations (unaudited) for the three and six months ended December 31, 2010 and 2009

Statements of Cash Flows (unaudited) for the three and six months ended December 31, 2010 and 2009

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

(Removed and Reserved)

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

DIVERSIFIED OPPORTUNITIES, INC.
BALANCE SHEETS December 31, 2010 and June 30, 2010

	Dec. 31, 2010 (unaudited)	Jun. 30, 2010
ASSETS
Current assets:
Cash	$480	$4,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,200	$1,500
Amounts due to related parties, including accrued interest	78,885	18,885
Total current liabilities	80,085	20,385

Shareholders’ deficit:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 9,199,192 shares issued and outstanding	9,199	9,199
Additional paid-in capital	237,154	237,154
Accumulated deficit	(325,958)	(262,608)
Total shareholders' deficit	(79,605)	(16,255)
	$480	$4,130
See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

Three and six months ended December 31, 2010 and 2009

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009

General and administrative expenses	$30,650	$3,467	$63,350	$10,291
Interest expense in connection with advances from related parties	-	2,462	-	4,828
Net loss	$(30,650)	$(5,929)	$(63,350)	$(15,119)
Basic and diluted net loss per share	$0.00	$0.00	$(0.01)	$0.00
Basic and diluted weighted average common shares outstanding	9,199,192	9,199,192	9,199,192	9,199,192

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

Six months ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(63,350)	$(15,119)
Adjustments to reconcile net loss to net cash flows from operating activities:
Fair value of services provided by related parties	60,000	-
Interest on advances from related parties	-	4,828
Changes in accounts payable and accrued expenses	(300)	(2,166)
Net cash flows from operating activities	(3,650)	(12,457)
Cash flows from financing activities:
Proceeds from related party borrowings	-	8,515
Net cash flows from financing activities	-	8,515
Change in cash	(3,650)	(3,942)
Cash, beginning balance	4,130	4,072
Cash, ending balance	$480	$130

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

Basis of Presentation

Diversified Opportunities, Inc. (hereinafter referred to as “DVOP”, “we” or “the/our Company”) is incorporated in the state of Delaware.  Our Company is controlled by CT Partners (a California general partnership including Kevin Russeth, our Chief Executive Officer and the sole director of our Company) pursuant to the April 13, 2010 purchase by CT Partners of 9,000,000 shares of common stock from QRSciences Holdings Limited (“QRSciences”).  The 9,000,000 shares of DVOP common stock constitute 97.83% of the 9,199,192 shares of Company common stock outstanding as of December 31, 2010.  This purchase of QRSciences’ shares by CT Partners resulted in a change of control.

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

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the six months ended December 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the periods ended June 30, 2010 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Through the date of the purchase of 9,000,000 shares of our Company by CT Partners on April 13, 2010, QRSciences had advanced to our Company funds for operating expenses and working capital requirements totaling $131,654 (including accrued interest).  Interest expense from borrowings from QRSciences totaled $4,828 for the six months ended December 31, 2009.  Effective April 13, 2010, we terminated our Loan Agreement with QRSciences and in connection with the termination, QRSciences extinguished all outstanding repayment obligations of our Company under the Loan Agreement.  We accounted for the extinguishment of the repayment obligations as an addition to additional paid in capital during the three months ended June 30, 2010.

Effective April 13, 2010, CT Partners assumed our Company’s liability in the amount of $3,000 in connection with finders’ fees incurred during the year ended June 30, 2008.  CT Partners’ assumption of the liability was accounted for as a capital contribution of the carrying value of the liability outstanding at March 31, 2010.

During the three and six months ended December 31, 2010, our Company recorded general and administrative expenses totaling $30,000 and $60,000, respectively, in connection with accrued but unpaid amounts due to CT Partners in connection with services performed by them on our Company’s behalf pursuant to a consulting arrangement with the Company.

4.

Stockholders’ equity

Common stock

We are currently authorized to issue up to 300,000,000 shares of $0.001 par value common stock.  All issued shares of common stock are entitled to vote on a one share/one vote basis.

Preferred stock

We are currently authorized to issue up to 10,000,000 shares of $0.001 preferred stock.  Stock options and warrants

As of December 31, 2010, there are no employee or non-employee options grants outstanding.  As of December 31, 2010, there were no warrants outstanding to purchase any class of our capital stock.

5.

Income taxes

We estimate that our net operating loss carryforwards incurred prior to May 30, 2008 that would be available to reduce future income taxes were significantly reduced or eliminated through our change of control in accordance with Internal Revenue Code Section 382 (“Section 382”) and similar California rules.  Our operating loss carry-forwards generated subsequent to May 30, 2008 total in excess of $230,000 through December 31, 2010.  Our net operating loss carryforwards will be subject to expiration as to their future use beginning in 2023.  Also, Section 382 and similar California rules place limitations on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Future transactions such as sales of our preferred and/or common stock may be included in determining such a change in control.

Our deferred tax assets arise entirely as the result of our net operating loss carryforwards and at December 31, 2010 total approximately $90,000.  We have recorded a valuation allowance against our entire deferred tax asset balance due because we believe that a substantial doubt exists that we will be unable to realize the benefits of our net operating loss carryforwards due to our lack of a history of earnings and due to possible limitations under Section 382.

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

Results of Operations

We had no revenues for the three and six months ended December 31, 2010 or 2009.  Our operating expenses for the three and six months ended December 31, 2010 totaled $30,650 and $63,350, respectively ($5,929 and 15,119 for the three and six months ended December 31, 2009, respectively).  All of our operating expenses were general and administrative expenses.  We incurred general and administrative expenses totaling $30,000 arising from a consulting agreement with CT Partners.   We incurred interest expense on advances from QRSciences totaling $2,462 and 4,828 for the three and six months ended December 31, 2009, respectively.

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

Our only asset was cash totaling $480 as of December 31, 2010.  Our liabilities totaled $80,085 and consisted of accounts payable and accrued expenses totaling $1,200 and amounts due to related parties totaling $78,885.  Our shareholders’ deficit totaled $79,605 at December 31, 2010 and included an accumulated deficit of $325,958 that reflected net losses incurred from September 14, 2001 through December 31, 2010.

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

Revenue Recognition.  Any future revenues will be recognized on the accrual basis of accounting when earned.  We will recognize revenue for products sold at the time that product has been shipped, the selling price is fixed, collection is reasonably assured and when both title and risk of loss transfer to the customer, provided no significant obligations remain.  We will recognize revenues from the provision of services at the time they are rendered, the selling price is fixed and collection is reasonably assured, provided no significant obligations remain.  The SEC has provided guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SEC guidance.

Stock Based Compensation.  Any future employee stock-based compensation costs will be accounted for in accordance with accounting standards requiring all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values.  We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions could materially affect the measure of estimated fair value of our stock-based compensation.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our internal controls over financial reporting.  Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2010.  Taken into consideration in this evaluation were the current size and scope of our operations, lack of transactions, financial activity and complexity.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – (Removed and Reserved)

Not applicable.

Item 5 – Other Information

On January 28, 2011, the Company and CT Partners executed a consulting agreement regarding the consulting services provided by CT Partners relating to the Company’s operations and maintaining the public company status of the Company, for which the amount of $10,000 per month has been accrued since July 1, 2010.  The description of the consulting agreement is qualified in its entirety by a complete copy of the consulting agreement which is filed as an exhibit to this report.

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

January 28, 2011

Exhibit Index

Num.

Description

10.1

Consulting Agreement with CT Partners

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (1)

Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (1)

(1)

Filed as an Exhibit to this report.

16