Form 10-Q
period 2011-03-31
Diversified Opportunities, Inc.
filed 2011-04-28
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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

(619) 244-0665

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

At April 27, 2011, there were 9,199,192 shares outstanding of the issuer’s common stock, the only class of common equity.

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010

Statements of Operations (unaudited) for the three and nine months ended March 31, 2011 and 2009

Statements of Cash Flows (unaudited) for the nine months ended March 31, 2011 and 2009

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

DIVERSIFIED OPPORTUNITIES, INC.
BALANCE SHEETS

	March 31, 2011 (unaudited)	Jun. 30, 2010
ASSETS
Current assets:
Cash	$80	$4,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,246	$1,500
Amounts due to related parties, including accrued interest	116,626	18,885
Total current liabilities	118,872	20,385

Shareholders’ deficit:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 9,199,192 shares issued and outstanding	9,199	9,199
Additional paid-in capital	237,154	237,154
Accumulated deficit	(365,145)	(262,608)
Total shareholders' deficit	(118,792)	(16,255)
	$80	$4,130
See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

Three and nine months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010	Nine months ended March 31, 2011	Nine months ended March 31, 2010

General and administrative expenses, including amounts incurred from shareholders totaling $30,000 and $90,000 during the three and nine months ended March 31, 2011	$39,187	$2,643	$102,537	$12,935
Interest expense in connection with advances from related parties	-	2,446	-	7,273
Net loss	$(39,187)	$(5,089)	$(102,537)	$(20,208)
Basic and diluted net loss per share	$0.00	$0.00	$(0.01)	$0.00
Basic and diluted weighted average common shares outstanding	9,199,192	9,199,192	9,199,192	9,199,192

See accompanying notes.

DIVERSIFIED OPPORTUNITIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

Nine months ended March 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(102,537)	$(20,208)
Adjustments to reconcile net loss to net cash flows from operating activities:
Fair value of services provided by related parties	97,341	-
Interest on advances from related parties	-	7,273
Changes in accounts payable and accrued expenses	746	(502)
Net cash flows from operating activities	(4,450)	(13,437)
Cash flows from financing activities:
Proceeds from related party borrowings	400	9,495
Change in cash	(4,050)	(3,942)
Cash, beginning balance	4,130	4,072
Cash, ending balance	$80	$130

See accompanying notes.

1.

Basis of Presentation

Diversified Opportunities, Inc. (hereinafter referred to as “DVOP”, “we” or “the/our Company”) is incorporated in the state of Delaware.  Our Company is controlled by CT Partners (a California general partnership comprised of our three principal shareholders, including Kevin Russeth, our Chief Executive Officer and the sole director of our Company) pursuant to the April 13, 2010 purchase by CT Partners of 9,000,000 shares of common stock from QRSciences Holdings Limited (“QRSciences”).  The 9,000,000 shares of DVOP common stock constitute 97.83% of the 9,199,192 shares of Company common stock outstanding as of March 31, 2011.  This purchase of QRSciences’ shares by CT Partners resulted in a change of control.

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

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our financial statements and related disclosures thereto for the periods ended June 30, 2010 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.

Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  We adopted “fresh-start” account as of September 14, 2001 in accordance with the guidance specified by American Institute of Certified Public Accounts Statement of Position (“SOP”).

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

Through the date of the purchase of 9,000,000 shares of our Company by CT Partners on April 13, 2010, QRSciences had advanced to our Company funds for operating expenses and working capital requirements totaling $131,654 (including accrued interest).  Interest expense from borrowings from QRSciences totaled $4,828 for the six months ended March 31, 2010.  Effective April 13, 2010, we terminated our Loan Agreement with QRSciences and in connection with the termination, QRSciences extinguished all outstanding repayment obligations of our Company under the Loan Agreement.  We accounted for the extinguishment of the repayment obligations as an addition to additional paid in capital during the three months ended June 30, 2010.

Effective April 13, 2010, CT Partners assumed our Company’s liability in the amount of $3,000 in connection with finders’ fees incurred during the year ended June 30, 2008.  CT Partners’ assumption of the liability was accounted for as a capital contribution of the carrying value of the liability outstanding at March 31, 2010.

During the three and nine months ended March 31, 2011, our Company recorded general and administrative expenses totaling $30,000 and $90,000, respectively, in connection with accrued but unpaid amounts due to CT Partners in connection with services performed by them on our Company’s behalf pursuant to a consulting arrangement with the Company.  In addition, one of the members of CT Partners advanced the Company $400 during the three months ended March 31, 2011.

4.

Stockholders’ equity

Common stock

We are currently authorized to issue up to 300,000,000 shares of $0.001 par value common stock.  All issued shares of common stock are entitled to vote on a one share/one vote basis.

Preferred stock

We are currently authorized to issue up to 10,000,000 shares of $0.001 preferred stock.  Stock options and warrants

As of March 31, 2011, there are no employee or non-employee options grants outstanding.  As of March 31, 2011, there were no warrants outstanding to purchase any class of our capital stock.

5.

Income taxes

We estimate that our net operating loss carryforwards incurred prior to May 30, 2008 that would be available to reduce future income taxes were significantly reduced or eliminated through our change of control in accordance with Internal Revenue Code Section 382 (“Section 382”) and similar California rules.  Our operating loss carry-forwards generated subsequent to May 30, 2008 total in excess of $265,000 through March 31, 2011.  Our net operating loss carryforwards will be subject to expiration as to their future use beginning in 2023.  Also, Section 382 and similar California rules place limitations on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Future transactions such as sales of our preferred and/or common stock or the issuance of such stock in a transaction with another entity may be included in determining such a change in control.

Our deferred tax assets arise entirely as the result of our net operating loss carryforwards and at March 31, 2011 total approximately $105,000.  We have recorded a valuation allowance against our entire deferred tax asset balance due because we believe that a substantial doubt exists that we will be unable to realize the benefits of our net operating loss carryforwards due to our lack of a history of earnings and due to possible limitations under Section 382.

6.

Subsequent events

On April 25, 2011, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Sugarmade, Inc., a California corporation (“Sugarmade”), and certain shareholders of Sugarmade which own more than 50% of the outstanding common stock of Sugarmade.  Under the terms of the Share Exchange Agreement, we will acquire Sugarmade through an acquisition of all or at least 90% of its outstanding common stock.  In exchange, we will issue to the Sugarmade shareholders, in the aggregate, up to 9,263,308 shares of the Company’s common stock (the “Company Shares”).

Upon the closing of the Share Exchange Agreement, we would own Sugarmade as a subsidiary.  The Share Exchange Agreement and the transactions contemplated there under (the “Exchange”) were approved by our sole director Kevin Russeth, who is also a shareholder of the Company. The Share Exchange Agreement provides that upon the closing of the transaction, our current Chief Executive Officer (“CEO”), Kevin Russeth will resign, and Scott Lantz, the current CEO of Sugarmade, will be appointed as a director and the CEO of the Company.  The Share Exchange Agreement further provides that 10 days after the filing and mailing of a Schedule 14(f)-1, that Mr. Russeth will resign as a director, and four new directors to be designated by Sugarmade shall be appointed to the Company’s Board of Directors.

Under the terms of the Share Exchange Agreement, the Sugarmade shareholders will exchange all of their shares of Sugarmade common stock for an aggregate of up to 9,263,308 shares of our Company’s common stock.  We currently have 9,199,192 shares of common stock outstanding.  In connection with the Share Exchange Agreement and effective at the closing of the Share Exchange, our Company’s three principal shareholders, Kevin Russeth, Jonathan Shultz and Steven Davis, have agreed to enter into a Share Cancellation Agreement pursuant to which 8,762,500 shares held by them will be canceled or redeemed in exchange for our Company’s payment of an aggregate of $210,000, the issuance of 200,000 warrants to purchase Company common stock at $1.25 per share, and certain registration rights.  Additionally, the Share Exchange Agreement includes a closing condition (among others) that Sugarmade must complete a financing resulting in gross proceeds of at least $2,000,000 and a maximum of $2,500,000.  Assuming the completion of the financing in the maximum amount, the financing investors will receive 2,000,000 shares of our Company’s common stock and warrants to purchase 2,000,000 shares of the Company’s common stock at $1.50 per share.  The financing investors will also receive registration rights.

Under the terms of the Share Exchange Agreement, the Company has also agreed that it shall have no more than $20,000 in accounts payable and accrued liabilities, including any and all amounts due to related parties, as of the closing date of the Exchange.  As of the date of this report, all amounts due to related parties (including accrued interest) of the Company are amounts owed to our three principal shareholders and CT Partners (which is comprised of the three principal shareholders).  The Share Exchange Agreement may be terminated by mutual consent of Sugarmade and the Company; by either party if the Exchange is not consummated by April 30, 2011; by either party if the Exchange is prohibited by issuance of an order, decree or ruling; or by either party for various other grounds as provided in the Share Exchange Agreement.  The parties anticipate closing the Exchange upon completion of the closing conditions. However, the Company cannot provide any assurance that the Exchange or any other transactions contemplated by the Share Exchange Agreement will be consummated.  The foregoing summary and description of the terms of the transaction contemplated under the Share Exchange Agreement contained herein is qualified in its entirety by reference to the complete agreement, a copy of which is filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 26, 2011 and incorporated herein by reference.

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

This discussion and analysis does not consider any changes in circumstances that would likely result from the completion of a share exchange transaction with another entity since there can be no assurance that we will be able to complete such transaction.

Results of Operations

We had no revenues for the three and nine months ended March 31, 2011 or 2010.  Our operating expenses for the three and nine months ended March 31, 2011 totaled $39,187 and $102,537, respectively ($2,643 and 12,935 for the three and nine months ended March 31, 2010, respectively).  All of our operating expenses were general and administrative expenses.  We incurred general and administrative expenses totaling $30,000 arising from a consulting agreement with CT Partners.   We incurred interest expense on advances from QRSciences totaling $2,446 and 7,273 for the three and nine months ended March 31, 2010, respectively.

Overview and Financial Condition

As described above, effective April 13, 2010 9,000,000 shares of our Company’s 9,199,192 shares of common stock were purchased by CT Partners.  During all periods included in this Annual Report, our Company has not had significant operations.  As of the date of this report, our Company’s ongoing operations continue to consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations, accounting and auditing expenditures as well as expenditures for investor relations activities.

Liquidity and Capital Resources

With no revenues or gross margin, our Company is dependent for its continued operations on funding from the holders of 97.83% of the outstanding shares of its common stock, CT Partners.  There can be no assurance that CT Partners will continue to fund our Company’s operations, or that we will be able to raise future funding from others at an acceptable price or at all.

Our only asset was cash totaling $80 as of March 31, 2011.  Our liabilities totaled $118,872 and consisted of accounts payable and accrued expenses totaling $2,246 and amounts due to related parties totaling $116,626.  Our shareholders’ deficit totaled $118,792 at March 31, 2011 and included an accumulated deficit of $365,145 that reflected net losses incurred from September 14, 2001 through March 31, 2011.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our internal controls over financial reporting.  Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2011.  Taken into consideration in this evaluation were the current size and scope of our operations, lack of transactions, financial activity and complexity.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A – Risk Factors

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this herein before making an investment decision.  If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the market price of our common stock could decline, and you may lose all or part of your investment. The risk factors listed here do not factor in any changes in circumstances that could result from the completion of a share exchange transaction with another entity since there can be no assurance that such transaction will ultimately be completed.

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

Not applicable.

Item 6 – Exhibits and Reports on Form 8-K

(a)

Exhibits

See Exhibit Index immediately following signatures.

(b)

Reports on Form 8-K

On April 26, 2011, we filed a report on Form 8-K disclosing the share exchange agreement entered into by our Company with Sugarmade, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Opportunities, Inc.

By: /s/ KEVIN RUSSETH

Kevin Russeth, Chief Executive Officer and Chief Financial Officer

April 27, 2011

Exhibit Index

Num.

Description

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (1)

Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (1)

(1)

Filed as an Exhibit to this report.

17