Form 10-K
period 2011-06-30
Sugarmade, Inc.
filed 2011-09-28
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2011

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23446

SUGARMADE, INC.(formerly DIVERSIFIED OPPORTUNITIES, INC.)

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3008888
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2280 Lincoln Avenue, Suite 200, San Jose CA	95125
(Address and of principal executive offices)	(Zip Code)

888-747-6233

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

Large accelerated filer  o

Accelerated filer    o

Non-accelerated filer    o

Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No ☐

State issuer’s revenues for its most recent fiscal year: $37,629.

The aggregate market value of the voting and non-voting common equity on December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) held by non-affiliates* of the registrant (based on the average bid and asked ($1.50) was approximately $298,788.   (See definition of affiliate in Rule 12b-2 of the Exchange Act.)Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At September 25, 2011, there were 10,256,000 shares outstanding of the issuer’s common stock, the only class of common equity.

SUGARMADE, INC. (formerly DIVERSIFIED OPPORTUNITIES, INC.)

FORM 10-K

FOR THE YEARENDED JUNE 30, 2011

TABLE OF CONTENTS

PART I

Item 1 - Description of Business

Item 1A - Risk Factors

Item 2 - Description of Property

Item 3 - Legal Proceedings

Item 4 - (Removed and Reserved)

PART II

Item 5 - Market for Common Stock and Related Stockholder Matters and Issuer Repurchases of Equity Securities

Item 6 - Selected Consolidated Financial Data

Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Item 8- Financial Statements

Item 9- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A - Controls and Procedures

Item 9B - Other Information

PART III

Item 10- Directors and Executive Officers of the Registrant

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Item 13 - Certain Relationships and Related Transactions and Director Independence

Item 14 - Principal Accountant Fees and Services

PART IV

Item 15 - Exhibits

Signatures

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained or incorporated by reference in this prospectus regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on the cover of this prospectus, or, in the case of forward-looking statements in documents incorporated by reference, as of the date of the date of the filing of the document that includes the statement. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except with respect to our obligation to provide amendments for material changes to the Prospectus during the duration of the offer and sale of our common stock by the selling stockholders, we do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this prospectus under the caption "Risk Factors," above, and elsewhere in this prospectus which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this prospectus.

Item 1 - Description of Business

As used in this annual report, the terms "we", "us", "our", and the "Company" means Sugarmade, Inc. (formerly Diversified Opportunities, Inc.), a Delaware corporation or their management.

History

We are a distributor of paper products that are derived from non-wood sources.  We are parties to an Exclusive License and Supply Agreement (“LSA”) with Sugar Cane Paper Company (“SCPC”), a company located in the People’s Republic of China.  SCPC is a manufacturer and a holder of intellectual property rights and patents in the area of developing and manufacturing paper from non-wood sources.  Under the LSA, we hold the exclusive right to market, distribute and manufacture SCPC’s proprietary products in Europe, North, Central and South America, Australia and in other designated territories in the world.  We also obtained the rights (within the designated territories) to the Sugarmade™ brand name and trademarks.

We believe that our Company has a unique advantage in the market to provide paper products derived from earth-friendly sources to much of the world’s population.  SCPC’s use of agricultural residuals, namely bagasse (derived from sugar cane) and bamboo, as opposed to wood products, significantly reduces its manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products.  This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market.  Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products.

Pulp and paper manufacturing processes have not changed significantly for decades.  Most equipment and processes used today are still based primarily on tree-based inputs and require massive amounts of resources including water, energy and caustic chemicals.  Globally, pulp for paper and related uses is expected to continue to consume an increasing share of all wood production, from forty percent (40%) in 1998 to an estimated nearly sixty percent (60%) over the next fifty years. During that same time span, easily accessible and inexpensive sources of wood will continue disappearing.  Because of the rapid consumption of virgin forests in places as far apart as Canada and Southeast Asia, forest restoration has not been able to keep pace with the demand for wood products.

Loss of forests is not the only concern.  Deforestation has released an estimated 120 billion tons of carbon dioxide (CO2 - the major global warming gas) into the atmosphere. The pulp and paper industry is the third-largest industrial polluter in both Canada and the United States, releasing an estimated 220 million pounds of toxic pollution into the air, ground and water each year.  In the United States, paper-producing companies are the third-largest energy consumer.  Our Company offers an alternative to this situation through our ability to provide the developed world paper products without utilizing the deforestation, pollution and resource waste of current paper producing methods.

All our products are manufactured from 100% tree-free agricultural waste residues such as bagasse and bamboo. Both bagasse and bamboo contain significantly higher amounts of cellulose (2.5 times or more) than wood fiber. Additionally, both sugar cane and bamboo can be harvested in 7-10 months.  This contrasts with trees that take a minimum of seven years before being ready for pulping and paper production. By utilizing bagasse and bamboo fibers for paper making, we can produce one ton of finished paper product for every one ton of raw material as contrasted to wood fiber which requires four tons of raw material to produce one ton of finished products.  Our process greatly reduces the carbon footprint and environmental damages from paper production.

History

Our Company was originally incorporated on June 5, 1986 in California as Lab, Inc. and later the same month, on June 24, 1986, changed its name to Software Professionals, Inc. On April 20, 1994, following the filing of a registration statement on Form S-1, our Company began quoting its stock on the NASDAQ National Market under the symbol “SFTW”.  During this time our Company was in the software solutions business, developing, marketing, and supporting software products designed to automate the management of computer systems for commercial concerns.  On May 21, 1996, our Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation changing its name to Enlighten Software Solutions, Inc.  On October 23, 1998, our Company's common stock began trading on the NASDAQ Small Cap Market.

During August 2001, our Company filed a Form 15 for the purpose of deregistering its securities.  On September 13, 2001, our Company filed a voluntary petition under Chapter 7, in the U.S. Bankruptcy Court, Northern District of California.  On November 2, 2004, the Trustee filed its Report of Distribution and on January 4, 2005 a final decree was entered and the case was closed.  On or near July 10, 2007, we filed the requisite documents with the State of California for the purpose of reinstating our corporate charter.  In October 2007, Corporate Services International Profit Sharing Plan (“CSIPSP”) agreed to contribute $30,000 as paid-in capital to our Company, the entire amount of which was contributed in January 2008.  In consideration for the capital contribution, in October

2007 our Company issued to CSIPSP 225,000,000 shares of its common stock (pre-split, 9,000,000 post-split) representing approximately 97.83% of its common stock outstanding on that date.  On July 30, 2007, our Company through a series of transactions effectively reincorporated in the state of Delaware, while retaining the capital structure and number of shares outstanding of the previous California corporation.  On January 14, 2008, our Company officially changed its name to Diversified Opportunities, Inc.  On February 11, 2008, our Company enacted a reverse split of its common stock on a 1:25 basis and concurrently increased its authorized capital stock to 310,000,000 shares comprised of 300,000,000 shares of common stock, $.001 par value and 10,000,000 shares of blank check preferred stock, $.001 par value.

Effective May 30, 2008, pursuant to the terms of a Stock Purchase Agreement dated May 16, 2008 (the “Purchase Agreement”) by and between QRSciences Holdings Limited (“QRSciences”), an Australian corporation (“QRSciences”) and CSIPSP, QRSciences purchased all of CSIPSP’s 9,000,000 shares of DVOP common stock (“Common Stock”) in exchange for the payment of $650,000 by QRSciences to CSIPSP. The 9,000,000 shares of DVOP common stock constituted 97.83% of the 9,199,192 shares of Company common stock outstanding as of the date of this report.  This purchase of CSIPSP’s shares by QRSciences resulted in a change of control. On April 13, 2010, QRSciences completed the sale of the 9,000,000 shares of our Company’s common stock which they owned to CT Partners, a California general partnership.

From the legal incorporation of Sugarmade-CA in March 2009 through October 2009, activities were primarily limited to exploring strategic alternatives and related negotiations in connection with what was to become its future operating business. On October 26, 2009, Sugarmade-CA (operating at the time as Simple Earth, Inc.) acquired all of the outstanding common stock of Sugarmade, Inc. (“SMI”), a California corporation incorporated to import, sell and distribute sustainable and environmentally friendly non-tree-based paper products. SMI primarily sold its 100% tree free copy paper, as well as other 100% tree free paper products such as plates, bowls, napkins and toilet tissue.  Sugarmade-CA acquired all of the outstanding common stock of SMI in exchange for: 1) cash totaling $340,000; 2) a note payable totaling $60,000; and 3) 10% of the then outstanding common stock of our Company or 72,973 shares (with a nominal value at the date of acquisition of $.001 per share).In addition to minimal amounts of saleable inventory, SMI also had an exclusive license and supply agreement with Sugar Cane Paper Company (“SCPC”) located in the People’s Republic of China.  Under the LSA (as subsequently amended), we obtained the exclusive right (as defined) to market, distribute and manufacture SCPC’s proprietary products in Europe, North and South America and in other designated territories in the world.  We also obtained the rights to the Sugarmade brand name and trademarks. During 2010, Sugarmade-CA began doing business as Sugarmade, Inc. (“Sugarmade-CA”).  On February 1, 2011, Sugarmade-CA changed its legal name to Sugarmade, Inc. and dissolved the SMI legal entity.

On May 9, 2011, our Company acquired all of the outstanding stock of Sugarmade-CA through a share exchange agreement (the “Sugarmade Acquisition”).  Our Company then changed its name from “Diversified Opportunities, Inc.” to “Sugarmade, Inc.” on June 24, 2011. Our Company operates under Sugarmade-CA which is a wholly owned subsidiary of the Company.  References in this filing to the Company include the operations of Sugarmade-CA.

The Industry and the Overall Market

Currently, the U.S. paper industry is estimated to be a $230 billion industry. The U.S. alone is estimated to consume over 110 million tons of paper products each year. Our area of focus includes (but SCPC’s manufacturing capabilities are not limited to):

•

Printing and writing paper (27% of total production);

•

Containerboard or corrugated boxes (29% of total production); and

•

Tissue (8% of total production).

Within each of these sectors, there are varying amounts of recycled materials that can be used in production. Tissue has an industry average of 45% recycled fibers. Containerboard averages 24% recycled fibers.  Printing and writing paper uses a scant 6% recycled fibers.  We see a significant market opportunity to leverage our capabilities to eliminate tree materials included in these products.

The advent of the Internet and email would at first sight seem to argue for decreased paper consumption.  Many (including industry experts) forecasted that these technologies would lead to substantial reductions in the level of paper consumption.  The reality has been the opposite.  Paper sales have increased roughly four percent annually since the onset of the Internet age.  Worldwide, paper constitutes approximately 42% of the wood harvested in the world.  The U.S. alone consumes nearly 30% of the world’s paper products.  The average American consumes over 700 pounds of paper per year, including the paper products that are the focus of our market strategy.

Paper is manufactured from three primary sources: 1) tree-based (i.e. virgin) materials; 2) recycled content (varying compositions of virgin and recycled) materials; and 3) tree-free materials. Tree-based paper is made from trees harvested from the forest, converted into pulp and bleached. Recycled (to varying percentages of composition) paper is a combination of virgin materials combined with previously used paper that undergoes an additional de-inking and bleaching process before further pulping process.

Tree-free paper (our Company’s product offering) is made from fibrous materials that contain high levels of cellulose. The sources of tree-free products are agricultural byproducts, also called residuals.   As a byproduct, residuals do not require dedicated farmland.  Aside from preserving forest and farmland, residuals also greatly reduce environmental impact because of the reduction of water required in paper production, the decreased energy required to break down the cellulose in tree-based materials and a reduction of air pollution from the use of previously burned byproducts. Unlike competing manufacturers, our paper products are elemental chlorine free, meaning that we use chlorine dioxide instead of elemental chlorine gas in our manufacturing process.  Elemental chlorine gas produces dioxin (a known carcinogen) as a by-product.

Agricultural residual paper is produced from the waste by-products from a crop that has been harvested. While there are numerous crops that can be used for this, the ideal crops are bagasse (sugar cane), corn and wheat. The quality of these agricultural residual papers differs depending on the amount of cellulose that is present in the plant material. Depending on the strength of the fibers of the residual, a secondary material may have to be added to increase the strength of the final paper product. In some manufacturing processes, virgin or recycled pulp will be added to strengthen the paper. With our paper products, we combine bamboo with the bagasse pulp to give the strength necessary to produce the highest quality paper. The percentages of bamboo vary depending on products being produced (e.g. copy paper is 80% bagasse and 20% bamboo).

The paper industry is the fourth largest contributor to greenhouse gas emissions among U.S. manufacturing industries and contributes 9% of the manufacturing sector's carbon emissions. The following table gives a comparison of the environmental impacts of each category of paper production. The table gives data for the production of one ton of copy paper and the environmental impact each category has on our environment.

Table 1: Environmental Impacts

Per 1 Ton Finished Goods	Wood Use (Tons)	Net Energy (million BTUs)	Greenhouse Gasses(lbs. CO2 equivalent)	Wastewater(gallons)	Solid Waste (lbs.)
**Sugarmade™	-	10	1,957	3,953	72
*Virgin Pulp	4	32	6,023	22,219	1,922
*30% Recycled	3	29	5,235	18,665	1,697
*100% Recycled	-	22	3,396	10,372	1,171

*Data from EDF Paper Calculator **Internal Sugarmade Statistics

We believe that trends in government, corporate and consumer awareness of the environmental impacts of paper production will increase demand for alternative paper supplies which are more environmentally friendly.  Within the market for environmentally friendly paper, we believe that our tree-free products are unique in their low carbon footprint.  In addition, our relationship with SCPC gives us access to experience in manufacturing tree-free paper and the ability to reach commercial scale quickly.

Our Partner SCPC: License and Territory

SCPC is a 56 year-old paper products company and is among the largest bagasse and bamboo pulping companies in the world.  SCPC converts plant material from the waste residuals of sugar cane (bagasse) and bamboo to commercial grade tree-free fibers.  SCPC’s processes are proprietary and patented and previously virtually all of its paper products were marketed and consumed in the Asian markets.  SCPC has been selling tree-free paper products into the Asian markets for over fifty years.

Under the LSA, we are the exclusive distributor for all of SCPC’s tree-free and bagasse-based products in the Americas, Europe, Australia and New Zealand (the “Territories”).  As its exclusive licensee, SCPC has also assigned us their relevant production patents in the Territories. Our exclusive distribution and license agreement for the Territories has an initial term of 20 years with a renewable option at our discretion for an additional 20 years.

SCPC provides us with readily available commercial scale for the production of tree-free products. Moreover, because metric ton quantities of sugar cane and bamboo residual waste material are locally available (in China) to SCPC for tree-free pulp, we see little risk of product supply constraints.  We believe that our exclusive relationship with SCPC, together with SCPC's intellectual property rights and access to source materials provides us with a substantial barrier to entry for potential competitors.

While our Company is independent of SCPC, Clifton Leung the Chief Executive Officer and Chairman of SCPC is a member of our Board of Directors and shareholder of our Company.  We believe Mr. Leung’s involvement in our Company is invaluable both for his industry expertise and the attendant alignment of the interests of both SCPC and our Company.

Products

To date, we have focused our sales and marketing efforts on the printing, writing and copy paper market.  As of the date of this report, the Company has letter size – 8.5” x 11 printing, writing, and copy paper available for sale.

Over time, we plan to have a complete suite of tree-less paper products available for sale.  More specifically, our Company expects to have 32 separate SKU's (stock keeping units) of tree-free paper products in order to take advantage of all the products being produced by SCPC in commercially scalable quantities.  These 32 SKU's are expected to break down into four (4) product categories:

Printing, Writing, and Copy Paper (4 SKU’s)

a.

Letter size – 8.5” x 11”

b.

Legal size – 8.5” x 14”

Industrial/Commercial Packaging (2 SKU’s)

a.

Corrugated box

b.

Industrial paper

Tissue (Bath/Kitchen) (7 SKU’s)

a.

Paper towels – multi-fold and roll

b.

Toilet paper – regular roll and jumbo (janitorial) roll

c.

Napkins – beverage, lunch, dinner

Tableware/Foodservice items (Plates, Cups, etc.) (18 SKU’s)

a.

Plates – 10.25”, 10”, 9” and 8.75” rounds with or without compartments

b.

Bowls – 24 oz., 20 oz., 16 oz., 12 oz. with lids

c.

Away from home – 9”, 6” clamshells with or without compartments

d.

Trays – assorted sizes and shapes based on requirements

Production and Logistics

SCPC’s manufacturing facility is located in the city of Jiangmen, in the province of Guangdong in the Peoples’ Republic of China.  Its operations include pulping (from locally available bagasse and bamboo) and conversion (from pulp to finished product).  Based on discussions with SCPC management, we believe that SCPC tree-free paper production is currently operating at roughly 28% capacity.

After transport from SCPC’s factory to the nearby port of Yan Tian, product is shipped to a warehouse located in Oakland, CA.  We have contracted for a warehousing facility that we use as a staging area for shipments throughout the U.S. as well as storage for inventory sold regionally. The third party warehouse can hold up to 2,000 shipping containers or 1.44 million cases of copy paper.

Sugarmade-CA has purchased and sold approximately 41.3 metric tons of tree-free paper since June 30, 2009.

Target Markets

Our initial target markets are office supply retailers, corporate entities and government agencies.  We are currently in advanced discussions with retailers and distribution channels that service the corporate market as well as a number of large government agencies.  A number of these potential distribution channels and customers are testing our products.  We believe that our products' unique focus on sustainability and carbon footprint reduction has a significant appeal to these customers.

Product Pricing

The heightened environmental consciousness among society’s leaders and the general public (often referred to as the “Green Movement”) has spurred product marketers, distributors and wholesalers to seek better green alternatives to provide to their commercial, corporate, and retail clients.  We believe that this movement creates a unique and timely opportunity to gain market share as the sole commercial provider of 100% tree-free paper products.

While paper products made from tree-free sources are typically more costly than traditional virgin tree sources, we have made and intend to continue to make significant strides to narrow this cost gap.  Our goal is to provide the paper needs of a rapidly increasing share of the market through competitive pricing, uncompromising quality and the ability to produce our product to specific customer specifications.

Our products are priced competitively with products from recycled sources.  We believe this is a compelling price point, since ‘green’ products are often priced at a significant premium compared to the ‘non-green’ offerings.

Corporate Social Responsibility

Corporate Social Responsibility ("CSR") is the practice of corporate self-regulation integrated into an organization’s business model.  CSR takes into account the impact of business decisions on the environment, society, consumers, employees, stakeholders and other members of public sphere. The Company proactively promotes the public’s interest by encouraging community growth and development, and voluntarily eliminating practices that harm the public sphere.  Through the deliberate inclusion of public interest into corporate decision-making, and honoring the triple bottom line, People, Planet, and Profitability, we hope to better our communities for generations to come.

Intellectual Property

In conjunction with SCPC, we rely on a combination of trademark, patent laws, trade secrecy laws and contractual provisions to protect ours and SCPC’s intellectual property rights.  There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights.  In addition, there can be no assurance that other parties will not assert infringement claims against us, or that we may have to pursue litigation against other parties to assert our rights.  Any such claim or litigation could be costly and we may lack the resources required to defend against such claims.  In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, and profitably exploit our products.

Competition

We face competition from traditional paper manufacturers as well as other manufacturers that claim to produce environmentally friendly products.  Paper is a mature industry with a number of manufacturers with significant capital resources, distribution channels and entrenched customer accounts.  We compete against traditional paper manufacturers primarily based on our environmental benefits.  As discussed above, our products compete well in terms of reduced environmental impact.  Our products are generally more expensive than paper manufactured from virgin wood.  Some customers will pay a premium for "green" or environmentally friendly paper, provided that the price is a reasonable premium, and the products are of comparable quality.  We also believe that we provide comparable quality as compared to virgin wood products in our product applications.  Currently, we are priced competitively with recycled paper products.  If there were a significant reduction in the cost of virgin wood based products, or if our costs of products were to rise significantly, it would reduce our ability to compete.

There are a number of manufacturers deploying different techniques to develop environmentally sensitive paper products.  We classify these manufacturers into the following four distinct categories:

1.

Companies focused on very limited niche markets with limited distribution potential or limited access to commercial supply quantities.  In general, companies in this group find their products are too expensive for massive consumer scaled tree-free commodity products (e.g. Living Tree Paper Company, TreeFrog, Environmental Pulp and Paper Company Limited).

2.

Companies that in addition to employing bagasse or bamboo in their products, also include wood fillers, post-consumer waste and wood pulp or fiber whose products are not truly tree-free (e.g. Canefields, Terradigm, New Leaf Paper Company and Quena Paper Company).

3.

Companies producing a tree-free paper product employing wheat, corn, bananas or kenaf fiber.  These materials have not proven to yield a commercially successful product for scalable quantities (e.g. Echo Paper Store, Natures Paper Company, Banana Paper Company, and Vision Paper Company).

4.

Companies employing tree-free competitive products that are unable to meet standard quality requirements (e.g. “jam-free" copy paper) (e.g. ShangiHongtuo, Ltd.).

We believe the products we acquire from SCPC are the only commercially scalable tree-free paper products able to meet U.S. customer product quality specifications (moisture content, multi-sheet feeding, etc.).In addition, we believe that our competitors lack economical access to the hundreds of thousands of metric tons of bagasse and bamboo available to SCPC.  Through SCPC, we can supply commercial quantities of our products.

Regulation

SCPC is subject to extensive regulation by various Chinese national and local agencies concerning compliance with environmental control statutes and regulations.  The major environmental regulations applicable to SCPC include:

•

The Environmental Protection Law of the PRC

•

The Law of PRC on the Prevention and Control of Water Pollution

•

Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution

•

The Law of PRC on the Prevention and Control of Air Pollution

•

Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution

•

The Law of PRC on the Prevention and Control of Solid Waste Pollution

•

The Law of PRC on the Prevention and Control of Noise Pollution

SCPC is also subject to periodic inspections by local environmental protection authorities.  SCPC has received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations.  To our knowledge, SCPC is not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

These regulations impose limitations (including but not limited to effluent and emission limitations) on the discharge of materials into the environment as well as require SCPC to obtain and operate in compliance with conditions of permits and other governmental authorizations.  Future regulations could materially increase SCPC’s capital requirements and certain of their operating expenses in future years. Such increases in SCPC’s required outlays to comply with such regulation could result in higher costs being passed to our Company and could have a negative effect on the competitiveness of our product offerings.

Our Employees

We have approximately seven full-time employees as of June 30, 2011 and two contracted positions.  None of our employees are subject to collective bargaining agreements.

Backlog

We do not have any material order backlog as of the date of this Current Report.

Seasonality

We do not expect that our business will experience significant seasonality.

Item 1A – Risk Factors

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this herein before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the market price of our common stock could decline, and you may lose all or part of your investment. You should also read the section entitled "Special Notes Regarding Forward-Looking Statements" below for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We have a very limited operating history. Prior to the Sugarmade Acquisition, our Company was a “shell” company with no or nominal operations. Sugarmade-CA recently completed its funding and the related acquisition with our Company. Sugarmade-CA was formed in 2009 to market paper products manufactured from tree-free materials. Sugarmade-CA does not currently have significant operating revenues and has a very limited operating history. Because Sugarmade-CA has a limited operating history, we do not have any historical financial data upon which to base planned operations. Our historical financial information is not a reliable indicator of future performance or prospects.

The segments of the paper industry in which we operate are highly competitive and increased competition could affect our sales and profitability. We compete in different markets within the paper industry on the basis of the uniqueness of our products, the quality of our products, customer service, price and distribution. All of our markets are highly competitive. Our competitors vary in size and many have greater financial and marketing resources than we do. While we believe that our products offer unique advantages because of their tree-free composition, if we cannot maintain quality and pricing that are comparable to traditional products we may not be able to develop, or may lose, market share. In some of our markets, the industry’s capacity to make products exceeds current demand levels. Competitive conditions in some of our segments may cause us to incur lower net selling prices, reduced gross margins and net earnings.

Our tree-free products could encounter low consumer acceptance in our primary target markets, including our initial target market of North America.  Our product is relatively new to consumers and does not have a significant sales history in many of our target markets.  Should our tree-free products not be accepted by consumers in these markets, particularly in the markets of our initial focus in North America, we could experience sales and operating results substantially less than we expect to achieve.  Such results could jeopardize our Company’s financial well-being and subject an investor to the loss of all or a portion of his investment in our Company.

Our business and financial performance may be adversely affected by downturns in the target markets that we serve or reduced demand for the types of products we sell. Demand for our products is often affected by general economic conditions as well as product-use trends in our target markets. These changes may result in decreased demand for our products. The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations. Our products are comparably priced with paper products comprised of 30% recycled materials. Both our products and paper products comprised of 30% recycled materials are typically higher in cost than paper products made from virgin pulp wood. The inability or unwillingness of our customers to pay a premium for our products due to general economic conditions or a downturn in the economy may have a significant adverse impact on our sales and results of operations.

Changes within the paper industry may adversely affect our financial performance. Changes in the identity, ownership structure and strategic goals of our competitors and the emergence of new competitors in our target markets may harm our financial performance. New competitors may include foreign-based companies and commodity-based domestic producers who could enter our specialty markets if they are unable to compete in their traditional markets. The paper industry has also experienced consolidation of producers and distribution channels. Further consolidation could unite other producers with distribution channels through which we intend to sell our products, thereby limiting access to our target markets.

Any interruption in delivery from our only supplier will impair our ability to distribute our products and generate revenues. We are dependent on a sole supplier—SCPC—for the production of our products. We have no manufacturing facilities and we rely on SCPC to provide us with an adequate and reliable supply of products on a timely basis. Any interruption in the distribution from our sole supplier could affect our ability to distribute our products. Additionally, our sole supplier is located outside of the United States in the PRC. Any legislation or consumer preferences in the United States or other countries requiring products which are made in the United States or such other countries may have a material adverse impact on our sales and results of operations.

Uncertainties with respect to the PRC legal system could limit the legal protections available for us to pursue any claim against SCPC, and therefore our ability to protect our contract rights. We rely on SCPC for our supply of products. SCPC operates entirely within the PRC. The PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us in the event that we needed to bring a claim against SCPC. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States. Any litigation we may try to bring in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

If we fail to maintain satisfactory relationships with our larger customers, our business may be harmed. We do not have and are unlikely to enter into long-term fixed quantity supply agreements with our customers. Due to competition or other factors, we could lose future business from our customers, either partially or completely. The future loss of one or more of our significant customers or a substantial future reduction of orders by any of our significant customers could harm our business and results of operations. Moreover, our customers may vary their order levels significantly from period to period and customers may not continue to place orders with us in the future at the same levels as in prior periods. In the event that in the future we lose any of our larger customers, we may not be able to replace that revenue source. This could harm our financial results.

The costs of complying with environmental regulations may increase substantially and adversely affect our consolidated financial condition, liquidity or results of operations. SCPC is subject to various environmental laws and regulations that govern discharges into the environment and the handling and disposal of hazardous substances and wastes. Environmental laws impose liabilities and clean-up responsibilities for releases of hazardous substances into the environment. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. We cannot assure you that the relevant PRC government authorities will not determine that SCPC has failed to comply with certain laws or regulations. SCPC will likely continue to incur substantial capital and operating expenses in order to comply with current laws. Any future changes in these laws or their interpretation by government agencies or the courts may significantly increase SCPC’s capital expenditures and operating expenses and decrease the amount of funds available for investment in other areas of their operations. In addition, SCPC may be required to eliminate or mitigate any adverse effects on the environment caused by the release of hazardous materials, whether or not SCPC had knowledge of or were responsible for such release. SCPC may also incur liabilities for personal injury and property damages as a result of discharges into the environment. If costs or liabilities related to environmental compliance increase significantly for SCPC, such costs could be passed along to us in the form of higher prices paid for SCPC supplied materials. Our consolidated financial condition, liquidity or results of operations may be adversely affected in the event that we were forced to absorb such costs.

If SCPC were to suffer a catastrophic loss, unforeseen or recurring operational problems at any of its facilities, we could suffer significant product shortages, sales declines and/or cost increases. SCPC’s paper making and converting facilities as well as its distribution warehouses could suffer catastrophic loss due to fire, flood, terrorism, mechanical failure or other natural or human caused events. If any of these facilities were to experience a catastrophic loss, it could disrupt our supply of products for sale, delay or reduce shipments and reduce our revenues. These expenses and losses may not be adequately covered by property or business interruption insurance. Even if covered by insurance, our inability to deliver our products to customers, even on a short-term basis, may cause us to lose market share on a more permanent basis.

We may become involved in claims concerning intellectual property rights, and we could suffer significant litigation or related expenses in defending our or SCPC’s intellectual property rights or defending claims that we infringed the rights of others. We consider our licensed intellectual property to be a material asset. We may lose market share and suffer a decline in our revenue and net earnings if we cannot successfully defend one or more trademarks or patents we have secured or licensed. We do not believe that any of our products infringe the valid intellectual property rights of third parties. However, we may be unaware of intellectual property rights of others that may cover some of our products or services. In that event, we may be subject to significant future claims for damages. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into licensing agreements which would reduce our operating margins, or in some cases, we may not be able to obtain license agreements on terms acceptable to us.

FINANCIAL RISKS

If we cannot establish profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the year ended June 30, 2011in excess of $3.3 million and had negative cash flows from operations in excess of $900,000. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We are dependent upon SCPC and our borrowing arrangement with them in order to fund our working capital and liquidity requirements.  We have signed an agreement with SCPC to provide our Company favorable payment terms for sales made by our Company of their provided paper products.  Our plans going forward are dependent upon SCPC’s providing such financing upon the terms we have agreed to and there are currently no other alternate financing plans in place.  Should there be an interruption in either SCPC’s willingness or ability to provide such financing per the terms of the agreement, we could face a severe liquidity shortfall that could cause our Company’s operations to fail and which could consequently result in the loss of an investor’s investment with our Company.

Our financial statements have been prepared assuming that the Company will continue as a going concern. We have generated losses to date and have limited working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

Fluctuations in exchange rates could adversely affect our cost of goods sold and consequently our profit margins. The price we pay for product from SCPC will be directly affected by the foreign exchange rate between U.S. dollars and the Chinese Renminbi ("RMB") and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our product purchases will be from SCPC in China, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the prices that we effectively pay for product. Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.

As we transition from a Company with insignificant revenues to what we hope will be a Company generating substantial revenues, we may not be able to manage our growth effectively, which could adversely affect our operations and financial performance. The ability to manage and operate our business as we execute our growth strategy will require effective planning. Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place a significant strain on our personnel, management systems, infrastructure and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

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

Our net operating loss (“NOL”) carry-forward is limited. We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL. This gives rise to uncertainty as to whether the net deferred tax asset is realizable. Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, it is likely that given our acquisition of Sugarmade-CA, future utilization of the NOL will be severely limited. Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

CORPORATE AND OTHER RISKS

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage stockholders from bringing suit against an officer or director. Our Company’s certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

We are responsible for the indemnification of our officers and directors. Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our certificate of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

Our executive officers, directors and insider stockholders beneficially own or control a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Accordingly, any of our existing outside principal stockholders together with our directors, executive officers and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company. Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-of-control. Our certificate of incorporation authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team. Each of those individuals may voluntarily terminate his employment with the Company at any time. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

CAPITAL MARKET RISKS

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. There is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on OTC Markets, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Stockholders should be aware that, according to Securities and Exchange Commission (“SEC”) Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock will continue to trade on OTC Markets or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

Item 2 – Description of Property

Our corporate offices are located at 2280 Lincoln Avenue, San Jose, California 95125, where we lease approximately 1,560 square feet of office space. This lease is for a term of 38 months and commenced in February 2011. The current monthly rental payment including utilities and operating expenses for the facility is approximately $4,200. We believe this facility is in good condition and adequate to meet our current and anticipated requirements.

Item 3 – Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief.  The amount of the ultimate liability, if any, from such claims cannot be determined.  However, there are no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4 – (Removed and Reserved)

None.

Part II

Item 5 – Market for Common Stock and Related Stockholder Matters and Issuer Repurchases of Equity Securities

Prior to July 15, 2011, our common stock traded under the symbol “DVOP. On June 24, 2011, we changed the legal name of our Company to Sugarmade, Inc. and effective July 15, 2011 our common stock began trading under the symbol “SGMD” on the OTCQB Markets.  The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  OTCQB displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The market is extremely limited for our stock and any prices quoted may not be a reliable indication of the value of our common stock.  The following table sets forth the high and low bid prices per share of our common stock by both the OTC Bulletin Board and OTCQB for the periods indicated. These prices reflect prices paid for our common stock prior to the Sugarmade Acquisition.

For the year ended June 30, 2011	High	Low
Fourth Quarter	$13.50	$4.00
Third Quarter	5.00	1.50
Second Quarter	5.50	0.10
First Quarter	0.40	0.25

For the year ended June 30, 2010	High	Low
Fourth Quarter	$0.60	$0.25
Third Quarter	$0.20	$0.15
Second Quarter	$5.00	$0.12
First Quarter	$0.95	$0.01

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

Holders of Record

As of September 25, 2011, 10,256,000 shares of our common stock were issued and outstanding held by approximately 900 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

On May 5, 2011, our Board of Directors adopted the 2011 Stock Option/Stock Issuance Plan (the “Plan”). On May 20, 2011, the Plan was approved by a vote of the majority of our shareholders. The Plan is intended to promote the interests of our Company by providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Corporation as an incentive for them to remain in the service of the Corporation. The Plan is divided into two separate equity programs: a stock option grant program and a stock issuance program. The maximum number of shares available to be issued under the Plan is currently 1,500,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future.  The Plan is administered by our Company’s Board of Directors. Persons eligible to participate in the Plan are: (i) employees; (ii) non-employee members of our Company’s Board of Directors; and (iii) consultants and other independent advisors who provide services to our Company or its subsidiary. All grants under the Plan are intended to comply with the requirements under Internal Revenue Code Section 409A and activities under the Plan will be administered accordingly. Options granted under the Plan are evidenced by agreement between the recipient and our Company, subject to the following general provisions: (i) the exercise price shall not be less than 100% of the fair market value per share of our Company’s common stock on the date of grant (110% in the case of 10% or greater shareholders); and (ii) the term of stock options shall be limited to a maximum of ten years.

The table below sets forth information as of June 30, 2011 with respect to compensation plans under which our common stock is authorized for issuance:

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
920,000	$1.25	580,000

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Sugarmade-CA.  Our Company purchased Sugarmade-CA on May 9, 2011.  We have no operations other than those of Sugarmade-CA.  Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

Revenues

Our Company had insignificant revenues totaling $37,629 and $15,799 for the years ended June 30, 2011 and 2010, respectively, an increase of $21,830 of 138% from June 30, 2010 to June 30, 2011.  Our Company had its first sale in January 2010.  Our activities to date have been primarily centered on establishing relationships with our supplier and potential customers, recruiting an executive management team and instituting systems to control and grow our future operations.  Going forward, we plan to heavily market our tree-free paper products and educate potential customers concerning their quality, suitability and environmental advantages over traditional tree-based paper products.  While we are optimistic about the prospects for our Company, since this is a relatively new product offering with significantly different characteristics compared with existing paper products on the market (and we have not recognized significant revenues to date), there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for our Company to be profitable.

Cost of goods sold

Cost of goods sold totaled $59,083 and $10,839 for the years ended June 30, 2011 and 2010, respectively.  Included in costs of goods sold were materials and freight costs totaling $26,449 and $10,839 in fiscal 2011 and 2010, respectively, as well as a charge for inventory obsolescence totaling $32,634 for the year ended June 30, 2011.

Gross margin

Gross margin was a negative $21,454 in for the year ended June 30, 2011 and a positive $4,960 for the year ended June 30, 2010.  We had a positive gross margin from sales before our provision for inventory obsolescence in both fiscal years.  During the quarter ended March 31, 2011, we recognized a provision for inventory obsolescence due to the repackaging design on all future products and our estimate at the time that remaining stock on hand was not saleable.  The gross margin percentage realized to date is not indicative of anticipated future results due to the lack of product sales volume to date.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $3,072,306 and $405,138for the years ended June 30, 2011 and 2010, respectively.  Included in these expenses were payroll and related expenses of $1,148,252 and $129,035 during the years ended June 30, 2011 and 2010, respectively.  Consulting expenses totaled $1,545,912 and $110,547 during the years ended June 30, 2011 and 2010, respectively, while legal and auditing expenses totaled $141,056 and $106,126 during the years ended June 30, 2011 and 2010, respectively.  Warehousing and storage costs totaled $16,552 and $17,582 during the years ended June 30, 2011 and 2010, respectively.  Travel expenses were $38,986 and $8,508 during the years ended June 30, 2011 and 2010, respectively.  Advertising and promotion totaled $23,975 and $9,305 during the years ended June 30, 2011 and 2010, respectively.

Amortization of license and supply agreement

We recognized amortization of our license and supply agreement with SCPC totaling $18,402 and $12,269 during the years ended June 30, 2011 and 2010, respectively.  The amortization represented the recognition of the cost of the SCPC agreement over its initial twenty year term on a straight line basis.

Interest expense and interest income

Interest expense totaled $93,584 and $60,349 during the years ended June 30, 2011 and 2010, respectively.  Interest expense was primarily the result of amounts accrued and paid in cash under notes payable outstanding through April 2011.  Interest income totaled $20,275 and $7,108 during the years ended June 30, 2011 and 2010, respectively and was derived almost exclusively from a note receivable due from a stockholder of our Company.  Prior to the Sugarmade Acquisition an aggregate of $693,900 in principal under outstanding promissory notes was converted to equity while principal outstanding totaling $162,000 was repaid in cash.  We expect going forward that interest expense will be insignificant.

Net loss

Net loss totaled $3,345,373 and $465,688 during the years ended June 30, 2011 and 2010, respectively.   Noncash amounts included in net loss in both years were $2,286,103 and $5,266, respectively.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable.  As of June 30, 2011, our Company had cash totaling $1,606,764, current assets totaling $1,614,845 and total assets of $1,956,225 (including $337,386 in intangible assets related to the license and supply agreement with SCPC).  We had total liabilities of $188,328 (all current) and working capital of $1,426,517.  Stockholders’ equity totaled $1,767,897.

Net cash used by operating activities was $932,846 for the year ended June 30, 2011, an increase of $549,483 from $383,363 for the year ended June 30, 2010.  The increase of net cash used by operating activities was related to increased activities incurred in ramping up our business operations over the previous year.

There were no cash flows from investing activities for year ended June 30, 2011 compared to net cash used totaling $509,000 for the year ended June 30, 2010.  The outflows for investment activities during the year ended June 30, 2010 related to advances to a shareholder and former officer under a note receivable totaling $169,000 (the balance of which along with related accrued interest was written off in April 2011) and cash paid of $340,000 for the acquisition of SMI.

Net cash provided by financing activities was $2,498,000 for the year ended June 30, 2011 compared to $933,973 for the year ended June 30, 2010.  The net cash provided by financing activities for the year ended June 30, 2011 was mainly attributable to proceeds from the sale of common stock.

During April 2011, we converted notes payable with a principal balance of $693,000 into 504,140 shares of our common stock and repaid the balance of the principal outstanding totaling $162,000 in cash.  Through June 2011, we raised cash totaling $2,732,000 in connection with the sale of 2,185,600 shares of our common stock and warrants to purchase up to an additional 2,185,600 shares of our common stock.

Our Company entered into an operating credit facility with SCPC whereby we are able to finance the purchase of all of our Company’s products for resale from them on an interest-free basis.  Qualifying orders placed with SCPC are not required to be paid for by our Company until up to thirty days after we receive payment from our customers.  This credit facility is expected to allow us to grow our business quickly without the capital constraints posed by the need for financing our working capital requirements.  Material terms of our credit facility with SCPC include: 1) a term expiring on December 31, 2030; 2) an initial ceiling to borrowings under the agreement of $2 million increasing to an eventual maximum of $20 million based on criteria tied to our sales and operating performance; 3) terms allowing payment to SCPC for product within 30 days of the Company’s receipt of payment from its customer.

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  Other than the operating credit facility with SCPC we do not have any credit agreement or source of liquidity immediately available to us.

Given estimates of our Company’s future operating results and our credit arrangements with SCPC, we are currently forecasting that we have adequate financial resources to reach profitability without the need for additional financing. As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $600,000.  As of the date of this report, we had a cash balance of approximately $1,100,000.  However, we cannot provide any assurances that the cash required to implement our current plan will not exceed $600,000, or that we can achieve profitability with our existing cash balance, or that we will ever achieve profitability.

Despite our current forecasts that state that we are adequately capitalized in order to meet our operational and liquidity demands for the next twelve months, we have nevertheless included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2011.  Should we not achieve our forecasted operating results or should strategic opportunities present themselves such that additional financial resources would present attractive investing opportunities for our Company, we may decide in the future to issue debt or sell our Company’s equity securities in order to raise additional cash.  There are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure any necessary financing, or the terms of any such financing transaction if one were to occur.  Should we be unable to secure such financing, the results could potentially threaten our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans do not call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment as we add employees to our Company.  SCPC produces our products that we market and our warehousing facilities are contracted for with third parties (and therefore do not require us to make capital purchases in this area).

Critical Accounting Policies Involving Management Estimates and Assumptions

Use of estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 605, Revenue Recognition.  Revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This generally occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met.  Cash received in connection with the sales of our products prior to their being recognized as revenue is recorded as deferred revenue.

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market.  We value inventories using the weighted average costing method.  We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value or our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value.  We had valuation reserves against inventory of $15,321 at June 30, 2011 (none at June 30, 2010) for the entire remaining balance of inventory.  We recorded this provision as of March 31, 2011 due to the repackaging design on all future products and our estimate at the time that remaining stock on hand was not saleable.

Valuation of long-lived assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Our management currently believes there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

Stock based compensation

Stock based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award).  We will estimate the fair value of employee stock options granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options will include the exercise price of the award, the fair value of our common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our common stock.  We will use comparable public company data among other information to estimate the expected price volatility and the expected forfeiture rate.

Net loss per share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 1 to the Sugarmade financial statements included herein.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2011 or 2010 nor at any time during the years then ended or through the date of this report.

Item 8 – Financial Statements

Report of Independent Registered Public Accountants

Balance Sheets at June 30, 2011 and 2010

Statements of Operations for the years ended June 30, 2011 and 2010

Statements of Changes in Shareholders' Deficit for the years ended June 30, 2011 and 2010

Statements of Cash Flows for the years ended June 30, 2011 and 2010

Notes to Financial Statements

To the Board of Directors and Shareholders:

Sugarmade, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheets of Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity(deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries, at June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company has incurred net losses since inception and has an accumulated deficit at June 30, 2011.  These and other factors discussed therein raise a substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 1.  The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

September 28, 2011

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries
Consolidated Balance Sheets
June 30, 2011 and 2010

	2011	2010

Assets
Current assets:
Cash and cash equivalents	$1,606,764	$41,610
Accounts receivable	8,081	8,282
Inventory	-	54,623

Total current assets	1,614,845	104,515

License and supply agreement with Sugar Cane Paper Co., Ltd., net of
accumulated amortization of $30,671 (2010 - $12,269)	337,386	355,788
Note receivable and amounts due from stockholder	-	176,003
Other assets	3,994	-

	$1,956,225	$636,306

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities, including amounts due to related
parties of $7,668 ($20,241 in 2010)	$143,070	$98,313
Accrued interest, including amounts due to related parties of $4,551 in 2010	-	9,976
Notes payable due to shareholder	-	60,000
Accrued compensation and personnel related payables	45,258	7,245

Total current liabilities	188,328	175,534

Convertible notes payable	-	465,000
Convertible notes payable to related parties	-	252,900

Total liabilities	188,328	893,434

Commitments and contingencies

Stockholders’ Equity (deficit)
Preferred stock ($.001 par value, 10,000,000 shares authorized, none issued
and outstanding)	-	-
Common stock (no par value, 300,000,000 shares authorized, 10,256,000 shares issued
and outstanding at June 30, 2011 (1,576,214 at June 30, 2010))	10,256	1,576
Additional paid-in capital	5,944,872	215,154
Prepaid stock compensation	(368,000)	-
Accumulated deficit	(3,819,231)	(473,858)

Total stockholders' Equity (deficit)	1,767,897	(257,128)

	$1,956,225	$636,306
The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries
Consolidated Statements of Operations
For the years ended June 30, 2011 and 2010

	2011	2010

Sales revenues	$37,629	$15,799

Cost of goods sold:
Materials and freight costs	26,449	10,839
Provision for inventory obsolescence	32,634	-

	59,083	10,839

Gross margin	(21,454)	4,960

Operating expenses:
Selling, general and administrative expenses	3,072,306	405,138
Amortization of license and supply agreement	18,402	12,269

Total operating expenses	3,090,708	417,407

Loss from operations	(3,112,162)	(412,447)

Nonoperating income (expense):
Interest expense:
Related parties	(13,910)	(37,353)
Other	(79,674)	(22,996)

	(93,584)	(60,349)

Loss on forgiveness of note receivable	(159,902)	-

Interest income:
Interest income from shareholder note receivable	19,876	7,003
Other	399	105

	(233,211)	(53,241)

Net loss	$(3,345,373)	$(465,688)

Basic and diluted net loss per share	$(1.12)	$(0.33)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	2,989,170	1,427,630

The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended June 30, 2011 and 2010

						Total
			Additional	Prepaid		Stockholders'
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Deficit	(Deficit)

Beginning balance at July 1, 2009	1,313,512	$1,313	$(656)	$-	$(8,170)	$(7,513)
				-
Issuance of common stock in connection with acquisition of SMI	145,946	146	(73)	-	-	73
Issuance of common stock for cash	116,756	117	215,883	-	-	216,000
Net loss	-	-	-	-	(465,688)	(465,688)

Balance at June 30, 2010	1,576,214	1,576	215,154	-	(473,858)	(257,128)

Issuance of common stock for services	5,656,460	5,656	2,390,282	(368,000)	-	2,027,938
Conversion of notes payable into common stock	520,958	521	693,379	-	-	693,900
Surrender of common stock upon note receivable foreclosure	(119,924)	(120)	(35,857)	-	-	(35,977)
Reverse merger with Sugarmade-CA	436,692	437	(210,437)	-	-	(210,000)
Issuances of common stock and warrants for cash	2,185,600	2,186	2,729,814	-	-	2,732,000
Forgiveness of note payable and accrued interest due to shareholder	-	-	62,800	-	-	62,800
Share based compensation	-	-	99,737	-	-	99,737
Net loss	-	-	-	-	(3,345,373)	(3,345,373)

Balance at June 30, 2011	10,256,000	$10,256	$5,944,872	$(368,000)	$(3,819,231)	$1,767,897

The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended June 30, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(3,345,373)	$(465,688)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of license and supply agreement	18,402	12,269
Share based compensation	99,737	-
Issuance of common stock for services	2,027,938	-
Interest income from note receivable from stockholder	(19,876)	(7,003)
Loss on forgiveness of note receivable	159,902	-
Provision for inventory obsolescence	32,634	-
Changes in operating assets and liabilities:
Accounts receivable	201	(8,282)
Inventory	21,989	(22,680)
Other assets	(3,994)	-
Accounts payable and accrued liabilities	44,757	90,800
Accrued interest	(7,176)	9,976
Accrued compensation and personnel related payables	38,013	7,245

Cash flows from operating activities	(932,846)	(383,363)

Cash flows from investing activities:
Additions to notes receivable from stockholder	-	(169,000)
Cash paid in connection with acquisition of Sugarmade, Inc.	-	(340,000)

Cash flows from investing activities	-	(509,000)

Cash flows from financing activities:
Proceeds from issuances of common stock and warrants	2,732,000	216,073
Reverse merger with Sugarmade-CA	(210,000)	-
Additions to convertible notes payable	138,000	465,000
Additions to convertible notes payable due to related parties	-	252,900
Repayments of convertible notes payable	(162,000)	-

Cash flows from financing activities	2,498,000	933,973

Change in cash during period	1,565,154	41,610

Cash, beginning of period	41,610	-

Cash, end of period	$1,606,764	$41,610

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$103,560	$50,373

Noncash investing and financing transactions:
Note receivable forgiven in exchange for common stock	$35,977	$-
Notes payable converted into shares of common stock	693,900	-
Forgiveness of note payable and accrued interest due to shareholder	62,800	-

Assets acquired and liabilities assumed in connection with acquisition of SugarMade, Inc.:
Inventory	$-	$31,942
License and supply agreement with Sugar Cane Paper Co., Ltd.	-	368,058
Less: note payable	-	(60,000)

	$-	$340,000

The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries

Notes to Financial Statements

1.   Summary of significant accounting policies

Nature of business

Sugarmade, Inc. (hereinafter referred to as “we” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware.  Our previous legal name was Diversified Opportunities, Inc.  On May 9, 2011 we completed the remaining conditions and closed an Exchange Agreement dated April 23, 2011 (the “Exchange Agreement”) with Sugarmade, Inc., a California corporation (“Sugarmade-CA”) and certain shareholders of Sugarmade-CA (the “Sugarmade Acquisition”).  On June 24, 2011, we changed our legal name to Sugarmade, Inc. and on July 15, 2011 our ticker symbol changed and we began trading under the symbol “SGMD”.

On April 27, 2011, the Board of Directors of Sugarmade-CA declared a two-for-one stock dividend to the holders of its common stock, effective upon the successful completion of the Sugarmade acquisition.  All share amounts herein have been retroactively adjusted to reflect the effect of this stock dividend.

On October 26, 2009, Sugarmade-CA acquired all of the outstanding common stock of Sugarmade, Inc. (“SMI”) and during 2010 it began doing business as Sugarmade, Inc.  On February 1, 2011, Sugarmade-CA changed its legal name to Sugarmade, Inc. and dissolved the SMI legal entity.

Our Company is principally engaged in the business of marketing and distributing environmentally friendly non-tree-based paper products.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of consolidation

The consolidated financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SMI.  All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, we have incurred significant net losses through June 30, 2011.  This factor and others raise a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future profitable operations and/or additional sales of debt or equity securities in order to meet our operating cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund the operations of our Company through June 30, 2012.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have taken significant steps to lessen this uncertainty including: 1) the completion of a financing described herein; and 2) the conversion of notes payable outstanding totaling $693,900 into common stock of our Company.  While we believe that these actions have provided the Company with necessary operating capital, there can be no assurance that we will not require future infusions of capital and that such financings will be available on acceptable terms, or at all.

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

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 605, Revenue Recognition.  Revenue is recognized when we have evidence of an arrangement, a determinable fee, and when

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries

Notes to Financial Statements

collection is considered to be probable and products are delivered.  This generally occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met.  Cash received in connection with the sales of our products prior to their being recognized as revenue is recorded as deferred revenue.

Cash and cash equivalents

We consider all investments with a remaining maturity of three months or less at purchase to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.  At both June 30, 2011 and 2010, our Company had no cash equivalents.

From time to time, we may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is no insurance limit for deposits in noninterest bearing accounts).  We have not experienced any losses with respect to cash.  Management believes our Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our allowance for doubtful accounts will be adequate.

From time to time, we may have a limited number of customers with individually large amounts due.  Any unanticipated change in a customer’s creditworthiness could have a material effect on our results of operations in the period in which such changes or events occurred.  We had only insignificant amounts of accounts receivable and no allowance for doubtful accounts as of June 30, 2011 and 2010.

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market.  We value inventories using the weighted average costing method.  We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value or our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value.  We had valuation reserves against inventory of $15,321 at June 30, 2011 (none at June 30, 2010) for the entire remaining balance of inventory.  We recorded this provision as of March 31, 2011 due to the repackaging design on all future products and our estimate at the time that remaining stock on hand was not saleable.

Valuation of long-lived assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Our management currently believes there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

Income taxes

We provide for federal and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries

Notes to Financial Statements

Stock based compensation

Stock based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award).  We will estimate the fair value of employee stock options granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options will include the exercise price of the award, the fair value of our common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our common stock.  We will use comparable public company data among other information to estimate the expected price volatility and the expected forfeiture rate.

Net loss per share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

Fair value of financial instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•

Level 1:  Observable inputs such as quoted prices in active markets;

•

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Intangible assets

We have intangible assets are related to the exclusive license and supply agreement with Sugar Cane Paper Company.  The Company recorded the exclusivity agreement at fair value.  The exclusivity agreement will be amortized on a straight line basis over the life of the agreement, or twenty years.  Amortization expense recorded for the years ended June 30, 2011 and 2010 was $18,402 and $12,269, respectively.

Advertising

To the extent present in the future, we will expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

Litigation

From time to time, we may become involved in disputes, litigation and other legal actions.  We estimate the range of liability related to any pending litigation where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries

Notes to Financial Statements

Recently issued and adopted accounting pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) are subject to change.  Changes in such standards may have an impact on the Company’s future financial statements.  The following are a summary of recent accounting developments.

In June 2009, the FASB issued additional guidance which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is that the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The new guidance was effective for our Company beginning January 1, 2010 and had no material impact on our consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. The new guidance affects the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of revenue recognition in accounting for multiple deliverable arrangements. Our Company adopted the new guidance effective January 1, 2010 and it had no material impact on our consolidated financial statements.

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3.  This A portion of this guidance (excepting disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements) is was effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements are were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is encouraged. The revised guidance was adopted as of January 1, 2010 and did not have a material impact our consolidated financial statements.

2.

Acquisition of Sugarmade-CA and related financing activities

On April 23, 2011, we entered into an exchange agreement (the “Exchange Agreement”) with Sugarmade-CA. Under the terms of the Exchange Agreement, we acquired all of the outstanding stock of Sugarmade-CA (the "Exchange"). Upon the closing of the Exchange on May 9, 2011, Sugarmade-CA became a wholly-owned subsidiary.

Under the terms of the Exchange Agreement, Sugarmade-CA’s shareholders exchanged all of their shares of stock on a one-for-one basis for an aggregate of 8,864,108shares of our common stock.  In connection with the Exchange Agreement and effective at the closing of the Exchange transaction, our previous three principal shareholders agreed to enter into a Share Cancellation Agreement pursuant to which 8,762,500 shares held by them were canceled or redeemed in exchange for the Company’s payment of $210,000, the issuance of 200,000 warrants to purchase our common stock at $1.25 per share, and certain registration rights.

At the closing of the Exchange, our Company had no operations and was a “shell” company.  Accordingly, the transaction was accounted as a reverse-merger and our financial statements reflect the financial position and operations of Sugarmade-CA for all periods presented as if it was the acquiring entity in the Exchange.

3.

Acquisition of Sugarmade, Inc.

On October 26, 2009, Sugarmade-CA acquired all of the outstanding common stock of SMI in exchange for: 1) cash totaling $340,000; 2) a note payable totaling $60,000; and 3) 10% of the then outstanding common stock of our Company or 72,973 shares (with a nominal value at the date of acquisition of $.001 per share).  Additionally, we are required to pay up to two additional earn-out payments of $200,000 to the seller of SMI: 1) if net income equals or exceeds $10 million in 2011; and/or 2) if net income exceeds $11 million in 2012.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries

Notes to Financial Statements

In addition to minimal amounts of saleable inventory, SMI also had an exclusive license and supply agreement (“LSA”) with Sugar Cane Paper Company (“SCPC”) located in the People’s Republic of China.  SCPC is a manufacturer and a holder of intellectual property in the area of paper from non-wood sources.  Under the LSA (as subsequently amended), we obtained the exclusive right (as defined) to market, distribute and manufacture SCPC’s proprietary products in Europe, North and South America and in other designated territories in the world.  We also obtained the rights to the Sugarmade brand name and trademarks and other provisions of the agreement with SCPC also inure to the benefit of our Company.

We accounted for the acquisition of SMI under the purchase method with the consideration of cash of $340,000 and a note payable of $60,000 for total consideration of $400,000 (the 72,973 shares issued at the time of the transaction had only a nominal fair value) allocated to: 1) the fair value of inventory of $31,942; and 2) the fair value of the LSA of $368,058.  We are amortizing the cost of the LSA over its twenty-year term and it is included in the accompanying balance sheet at its cost (net of accumulated amortization) at June 30, 2011 of $337,391 ($356,640 at June 30, 2010).  Amortization charged to operations in the years ended June 30, 2011 and 2010 totaled $19,249 and $11,418, respectively and future amortization of the LSA (barring future impairments) will be approximately $18,400 per year through its term.  When accounting for the acquisition of SMI, we did not record the value of any future contingent earn-out payments as a liability nor as an increase to the value of the SMI assets acquired as we deemed that the likelihood of our Company’s attaining the required levels of profitability that would require such future payments was negligible.

We also entered into an agreement with SCPC to provide a line of credit (“LOC”) for future purchases of product from SCPC.  Advances under the LOC will require that we possess valid purchase orders from non-related customers and repayments will be due thirty days after we receive payments from our customers for the related products financed.  Total borrowings under the agreement are subject to an initial limitation of $2 million with further increases tied to our Company’s sales performance.  The maximum borrowings under the LOC are currently limited to $20 million.  We have had no borrowings outstanding under the LOC through June 30, 2011.

On February 17, 2011, SCPC forgave all amounts including accrued interest outstanding under the note payable due to them totaling $62,800.  We accounted for the forgiveness as a capital contribution.

4.

Note receivable and amounts due from shareholder

On February 1, 2010, we advanced cash totaling $163,000 to a shareholder of our Company under a note receivable bearing interest at the rate of 14% per annum.  The note was scheduled to mature on December 31, 2012 and was secured by 119,924 shares of our Company’s common stock held by the shareholder.  Accrued interest due from the shareholder in connection with the notes totaled $26,879 through June 30, 2011($7,003at June 30, 2010).   Additionally, we advanced other amounts to the shareholder and to employees totaling $6,000 at June 30, 2010.  On April 30, 2011, with the shareholder unable to repay the balance of the note and with his concurrence, we foreclosed on all principal and accrued interest owed to our Company, taking back the shares of our common stock we held as security for all borrowings.  The cancellation of the borrower’s stock held as security for his borrowings resulted in a reduction of the note receivable balance and stockholders’ equity totaling $35,977.  The remaining balance of borrowings outstanding and the related accrued interest due to our Company were fully reserved, resulting in a charge of $159,902recorded in the quarter ended June 30, 2011.

5.

Notes payable due to shareholder

Notes payable to shareholders consisted of note payable issued in connection with the purchase of SMI to its former owner described previously.  Accrued interest of $1,600 in connection with the note was outstanding at June 30, 2010.  Interest expense in connection with the note payable totaled $1,200 and $1,600 for the years ended June 30, 2011 and 2010, respectively, and is included with interest expense to related parties in the accompanying statements of operations.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries

Notes to Financial Statements

6.    Convertible notes payable and accrued interest

Convertible notes payable and accrued interest consisted of the following at June 30, 2010:

	Notes Payable	Accrued Interest

Notes payable to related parties, unsecured, interest accrues at the rate of 14% per annum with accrued interest payable monthly, bonus interest of up to 8.78% of earnings before interest, depreciation, taxes and amortization (as defined), all amounts due and payable December 31, 2015 (unless demanded beforehand by note holder on or after December 31, 2012), convertible into shares of our Company’s common stock after December 31, 2012 at the rate of $1.35 per share	$252,900	$2,951
Notes payable, unsecured, interest accrues at the rate of 14% per annum with accrued interest payable monthly, bonus interest of up to 18% of earnings before interest, depreciation, taxes and amortization (as defined), all amounts due and payable December 31, 2015 (unless demanded beforehand by note holder on or after December 31, 2012), convertible into shares of our Company’s common stock after December 31, 2012 at the rate of $1.35 per share	465,000	5,425

	$717,900	$8,376

In October 2010 and January 2011, we issued Convertible Notes payable in the amount of $84,000 and $54,000, respectively.  The Notes are unsecured, interest accrues at the rate of 6% per annum, and all principal and interest amounts are due and payable in October 2013.  The Notes are convertible into shares of our Company’s common stock at the rate of $1.85 per share.

Interest expense in connection with all convertible notes payable outstanding totaled $89,700 and $56,862for the years ended June 30, 2011 and 2010, respectively.  On April 30, 2011, we issued 520,958 shares of Sugarmade-CA common stock upon the conversion by existing Sugarmade-CA note holders of notes payable with a principal balance outstanding totaling $693,600. There were no remaining outstanding balances under the convertible notes as of June 30, 2011.

7.

Stockholders’ equity

Issuance of common stock for services

In April 2011, we issued a total of 3,284,229 shares of common stock of Sugarmade-CA to its Chief Executive Officer and a member of its Board of Directors in exchange for nominal cash proceeds totaling $3,284.  We recorded a noncash charge to operations totaling $981,985in connection with the transaction, based on an estimated value of the shares issued of $0.30 per share, less the cash received in connection therewith.  During the year ended June 30, 2011, we also issued 2,372,231additional shares of common stock to ten individuals (including 200,000 shares to two members of our Board of Directors) as consideration for investor relations services or as compensation for service as a member of our Board of Directors.  We recorded a charge in connection with these stock grants totaling $1,042,669 ($60,000 recorded in connection with grants to members of our Board of Directors) based on their estimated value at the time of their respective issuances.  One of the stock grants vests evenly on a monthly basis over two years through May 2013.  The unvested portion of the vesting grant was deferred at the value of the grant and recorded as prepaid stock compensation (an offset amount to stockholders’ equity).  The grant will be charged to operations over the vesting period on each vesting date through May 2013.

Issuance of common stock and warrants for cash

From  January 13, 2011 through the reverse merger, we entered into transactions to eventually issue a total of1,730,400 shares of our common stock and two-year warrants to purchase up to 1,730,400 shares of our common stock in exchange for net cash proceeds totaling $2,083,000 (gross proceeds of $2,163,000, less commissions and related costs totaling $80,000).Subsequent to the merger and through June 3, 2011, we issued additional units including a total of 455,200shares and two-year warrants to purchase up to

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries

Notes to Financial Statements

455,200shares of our common stock in exchange for gross and net cash proceeds totaling $569,000.  Also as mentioned previously, we issued warrants to purchase up to 200,000 shares of our common stock to three selling shareholders of DVOP in connection with the purchase of Sugarmade-CA

In May 2010, Sugarmade-CA issued 58,378 shares of common stock in exchange for net cash proceeds totaling $216,000.  In 2009, we issued 656,756 shares of common stock to our founding shareholders in exchange for nominal cash proceeds totaling $657.

Stock options

On April 27, 2011, the Company’s Board of Directors approved the adoption of the 2011 Stock Option/Stock Issuance Plan (the “2011 Plan”) and reserved 1,500,000shares of common stock for issuance under the 2011 Plan.  The 2011 Plan provides for the issuance of both non-qualified stock options and incentive stock options (“ISOs”), and permitted grants to employees, non-employee directors and consultants of the Company.   Generally, stock option grants under this plan will vest over a period of three years and have a term not to exceed 10 years, although the Plan Administrator has the discretion to issue option grants with varying terms and vesting periods.

Through June 30, 2011, we have granted and outstanding a total of 920,000incentive and nonqualified stock options granted under the Plan, all of which were issued during the last quarter of our fiscal year and 80% of which we have estimated will eventually vest.  All of the options have terms of five years with expiration dates of April 27, 2016.  During the year ended June 30, 2011, we recognized stock based compensation expense totaling$48,274related to stock options.

Consulting and advisory warrants

During the year ended June 30, 2011, our Company issued warrants to purchase up to a total of 809,000 shares of our common stock to individuals providing consulting and advisory services.  In determining the amount to account for as stock based compensation related to these warrants, we have assumed that 80% all of the outstanding warrants at June 30, 2011 will eventually vest.

Outstanding warrants from all sources have terms ranging from two to five years with certain of the warrants carrying registration rights.  During the year ended June 30, 2011, we recognized stock based compensation expense totaling $51,463 related to warrants.

The number of shares of common stock subject to exercise and the exercise price of all options and warrants outstanding at June 30, 2011 is as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
620,000	$1.26	620,000	4th Qtr, 2013
2,385,000	1.48	2,385,600	3rd Qtr, 2016
30,000	1.25	30,000	4th Qtr, 2016
1,079,000	1.25	339,305	4th Qtr, 2016
4,114,600		3,374,905

Stock based compensation

Results of operations for the year ended June 30, 2011 include stock based compensation costs totaling $99,737 charged to selling, general and administrative expenses.  For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations during the year ended June 30, 2011:

Expected life (in years) years

Weighted average volatility 91.4%

Forfeiture rate 20%

Risk-free interest rate 2.21%

Expected dividend rate 0%

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries

Notes to Financial Statements

The weighted average expected option and warrant term for director and employee stock options granted reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all options. We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on the historical volatility of our stock. We estimated the forfeiture rate based on our expectation for future forfeitures and we currently expect substantially all options and warrants to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at or near the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

As of June 30, 2011, $139,949of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 14.5months.  The following is required disclosure in connection with stock options and warrants (which resulted in share based compensation charges) as of June 30, 2011: 1) weighted average exercise price - $1.25; 2) weighted average remaining contractual term vested and outstanding options–56.1 and 82.7months, respectively; 3) aggregate intrinsic value of outstanding and exercisable options and warrants - $9,936,751 and $5,683,507, respectively; 4) weighted average grant date fair value of options and warrants granted $0.14 per share; and 5) weighted average fair value of options and warrants vested - $0.10.

The exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at September 30, 2010:

Exercise Price	Number of Options or Warrants
$1.25	1,709,000
1.50	20,000
1,729,000

A summary of the status of our non-vested options and warrants as of June 30, 2011, and changes during the year then ended is as follows:

Shares
Non-vested outstanding, beginning	-
Granted	1,729,000
Vested	(989,305)
Non-vested outstanding, ending	739,695

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at June 30, 2011:

Stock options outstanding	920,000
Stock options available for future grant under the 2011 Plan	580,000
Warrants	3,194,600

Total common shares reserved for future issuance	4,694,600

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries

Notes to Financial Statements

8. Income taxes

Our provisions for income taxes for the years ended June 30, 2011 and 2010, respectively, were as follows (using our blended effective Federal and State income tax rate of 40.3%):

	2011	2010

Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(3,100,000)	$(460,000)
Change in valuation allowance	3,100,000	460,000
Total deferred tax provision	$-	$-

We had deferred income tax assets as of June 30, 2011 and 2010, respectively, as follows:

	2011	2010

Loss carryforwards	$1,440,000	$190,000
Less - valuation allowance	(1,440,000)	(190,000)
Total net deferred tax assets	$-	$-

As of June 30, 2011, we had net operating loss carryforwards for income tax reporting purposes of approximately $3,100,000 for federal and California state income tax that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in 2024 but because current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs, we estimate that our reverse merger in combination with other equity transactions will cause our net operating loss carryforwards to be severely or nearly entirely eliminated.  Accordingly, the potential tax benefits of the loss carryforwards for financial reporting purposes are offset entirely by a valuation allowance of an equivalent amount.  The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2011	2010
Federal statutory rate	34.0%	34.0%
State tax, net of federal benefits	6.3%	6.3%
Less valuation allowance	(40.3%)	(40.3%)
Effective income tax rate	- %	- %

We performed an analysis of our previous tax filings and determined that there were no positions taken that we consider uncertain and therefore, there were no unrecognized tax benefits as of June 30, 2011.  Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.  We estimate that the unrecognized tax benefit will not change within the next twelve months.  We will classify income tax penalties and interest, if any, as part of interest and other expenses in our statements of operations (we have incurred no interest or penalties through June 30, 2011).  Our wholly owned subsidiary Sugarmade-CA has a tax year-end ending December 31st.  We have open tax years for federal and state income tax returns from 2008through 2011.  Due to our significant net operating loss carryforwards, even if certain of our tax positions were disallowed, we do not believe we will be liable for the payment of taxes in the near future.  Consequently, we did not calculate the impact of interest or penalties on amounts that might be disallowed.

9.

Commitments and contingencies

Our Company entered into a lease agreement for its office facilities with a term beginning on February 1, 2011 and extending through April 2014.  Future annual lease amounts due under our lease agreement for our fiscal years ended June 30 total: $51,972- 2012; $59,258- 2013and $45,497- 2014.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries

Notes to Financial Statements

10.     Subsequent events

In preparing these financial statements, our Company has evaluated events and transactions for potential recognition or disclosure through September 25, 2011, the date the financial statements were available to be issued.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 20, 2011, our Company engaged Anton & Chia, LLP (“A&C”) as its independent registered public accounting firm effective July 20, 2011.  The decision to engage A&C was approved by the Company’s audit committee.  A&C previously audited the financial statements of our wholly owned subsidiary Sugarmade, Inc. (incorporated in California – “Sugarmade-CA”) as of December 31, 2010 and 2009 and for the year ended December 31, 2010 and the period March 2, 2009 (inception) to December 31, 2009.

During our Company’s two most recent fiscal years and the interim period prior to engaging A&C, neither our Company nor anyone on its behalf consulted A&C regarding any of the matters enumerated in Item 304(1)(2)(i) or Item 304(a)(2)(ii) of Regulation S-B.

Michael Cronin, Certified Public Accountant was the independent registered public accountant of Diversified Opportunities, Inc. and resigned as the independent registered public accountant effective July 20, 2011.  The reports of Mr. Cronin on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern.

During the Company’s two most recent fiscal years and the subsequent interim period up to the resignation of Mr. Cronin, there have not been any disagreements between the Company and Mr. Cronin, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Mr. Cronin would have caused Mr. Cronin to make reference thereto in its reports on the Company’s audited financial statements, nor have there been any “reportable events,” as that term is described in Item 304(a)(1)(iv) of Regulation S-B.

Item 9A– Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management consisting of our Chief Executive Officer (who is also our acting principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2011.

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

Item 9B – Other Information

None.

Item 10– Directors and Executive Officers of the Registrant

Prior to the date of the Exchange Agreement, our Board of Directors consisted of one sole director, Kevin Russeth, who was elected to serve until his successor is duly elected and qualified or until the next annual meeting of our stockholders. Mr. Russeth resigned from our Board of Directors on June 14, 2011.  Scott Lantz was appointed to our Board of Directors effective on the date of the Exchange Agreement. Clifton Kuok Wai Leung, Sandy Salzberg, C. James Jensen and Ed Roffman were appointed to our Board of Directors on June 14, 2011. In addition, effective on the date of the Exchange Agreement Mr. Russeth resigned each of his officer positions with our company and we appointed Mr. Lantz our Chief Executive Officer and Chief Financial Officer.

The names of our current officers and directors, as well as certain information about them, are set forth below:

Name

Age

Position

Scott Lantz

36

Chief Executive Officer, Chief Financial Officer, Chairman and Director

Clifton Kuok Wai Leung

31

Director

Sandy Salzberg

51

Director

C. James Jensen

70

Director

Ed Roffman

61

Director

Scott Lantz.  Mr. Lantz was appointed as our Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors and a Director of our Company on May 9, 2011.  Mr. Lantz has served has the Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors and a Director  of our subsidiary since December 2009 and was a co-founder of our subsidiary in

2009.  From November 2002 to February 2009, Mr. Lantz was employed by The Margarita King, a privately held consumer packaged goods company, during which time he served as its Chief Operating Officer and its Vice President of Sales.

Clifton Kuok Wai Leung. Mr. Leung was appointed to our Board of Directors on June 14, 2011. Mr. Leung has served as a member of the Board of Directors of our subsidiary since October 2009, and is also the Chief Executive Officer and 100% owner of SCPC since early 2006.

Sandy Salzberg. Mr. Salzberg was appointed to our Board of Directors on June 14, 2011.   Mr. Salzberg has served as a member of the Board of Directors of our subsidiary since August 2010.   Since 2003, Mr. Salzberg is the President of Shasta Inc.  Prior to that, from 1988 to 1991 Mr. Salzberg served as Area Vice President with PepsiCo’s Frito-Lay Snack division.  From 1986 to 2001, Mr. Salzberg was a Regional Vice President at the Frito-Lay Snack Division of PepsiCo.  Mr. Salzberg has a Bachelor’s Degree in Marketing from the University of Washington.

C. James Jensen. Mr. Jensen was appointed to our Board of Directors on June 14, 2011.   Mr. Jensen was appointed to the Board of Directors of our subsidiary in April 2011.   Mr. Jensen is the co-founder and managing partner of Mara Gateway Associates, L.P, a privately owned real estate investment company.  Additionally, Mr. Jensen is the co-managing partner of Stronghurst, LLC, an advisory and financial services firm.  Mr. Jensen has previously served as the Chairman and Chief Executive Officer of Thousand Trails, Inc., an industry leader of private campground resorts; President of Grantree Furniture Rental Corporation, a privately held furniture rental company, and Senior Vice President and Chief Operating Officer of Great Books of the Western World. During the past 5 years, Mr. Jensen has served on the board of Health Benefits Inc. and as Chairman of the Board for Thousand Trails, Inc.

Ed Roffman. Mr. Roffman was appointed to our Board of Directors on June 14, 2011.   Mr. Roffman was appointed to the Board of Directors of our subsidiary April 2011.   Mr. Roffman has been the Chief Financial Officer for Public Media Works, Inc. since October 2010.  Mr. Roffman has also been an independent business consultant since April 2006.  Mr. Roffman currently serves on the board and is chairman of the audit committee of Westinghouse Solar (formerly Akeena Solar), a designer and distributor of solar modules. During the past five years Mr. Roffman has also served on the Boards and audit committees of Silverstar Holdings and Adex Media.

In evaluating director nominees, our Company considers the following factors:

•

The appropriate size of the Board;

•

Our needs with respect to the particular talents and experience of our directors;

•

The knowledge, skills and experience of nominees;

•

Experience with accounting rules and practices; and

•

The nominees’ other commitments.

Our Company’s goal is to assemble a Board of Directors that brings our Company a variety of perspectives and skills derived from high quality business, professional and personal experience.  Other than the foregoing, there are no stated minimum criteria for director nominees.

Specific talents and qualifications that we considered for the members of our Company’s Board of Directors are as follows:

•

Mr. Lantz, in addition to his role as a director and Chairman of the Board, is our Company’s Chief Executive Officer.  We feel that the senior member of our management team is the appropriate person to lead our Board of Directors.

•

Mr. Leung, in addition to his role as a director, is SCPC’s Chief Executive Officer.  The combination of the desirability of a close working relationship between our Company and SCPC as well as the significant equity ownership of Mr. Leung, makes his membership on our Board of Directors highly desirable to our Company.

•

Mr. Salzberg has deep experience in consumer products marketing.  With 28 years at senior level positions in Fortune 100 consumer packaged goods companies, Mr. Salzberg has had experience in both domestic and international markets and within multiple segments of retail and wholesale product marketing channels.  During his tenure as the president of Shasta Beverages, Inc. and earlier while serving as the Regional Vice President with PepsiCo's Frito-Lay Snack division, he has been a key contributor in increasing sales and achieving high growth rates at both organizations.  We believe Mr. Salzberg's strong record of sales growth achievement are a significant asset and complement to Mr. Lantz's sales talents and will significantly benefit our Company's Board of Directors.

•

Mr. Jensen’s broad experience in executive senior management and investment management within public companies will provide additional guidance in areas such as strategic planning, sales and marketing, revenue growth and distribution. The board and company will also gain valuable insight from Mr. Jensen in the areas of national and international sales and distribution models.

•

Mr. Roffman’s extensive financial and accounting experience and his training as a certified public accountant bring a valuable asset to our Board.  Mr. Roffman's experience on public company boards has provided extensive audit committee experience as well as additional insight into the practices of other Boards and their committees. He has also been designated to head the audit committee and serve as the financial expert for our Company’s Board of Directors.

There are no family relationships among any of our officers or directors.

Corporate Governance

Leadership Structure

Prior to the consummation of the Exchange Agreement we had only one director who also served as our Chief Executive Officer. Following the Exchange Agreement, Scott Lantz will act as our Chairman and Chief Executive Officer.  Our Board of Directors does not have a lead independent director. Our Board of Directors has determined that its leadership structure was appropriate and effective for the Company given its stage of operations.  In connection with the Exchange Agreement, we intend to establish a full Board of Directors, including a majority of independent directors.  We will re-evaluate our leadership structure once we have added additional members to our Board of Directors.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions. However, our Board plans to form an audit, compensation and nominating committee in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We envision that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our Board of Directors.

Director Independence

The Board has determined that Messrs. Salzberg, Jensen and Roffman are independent as the term "independent" is defined by the rules of NASDAQ Rule 5605.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish our Company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the company and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2011 were timely filed.

Item 11 - Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual compensation in excess of $100,000.

Pension

Value and

Non-Qual.

Deferred

Stock

Option

Non-equity

Compens.

All Other

Salary

Bonus

Awards

Awards

Incentive

Earnings

 Comp.

Total

Position

Year(2)

($)

($)

($)

($)

Comp ($)

($)

($)(1)

($)

Scott Lantz (3)

2011

132,500

-

742,785

-

-

-

5,004

880,289

2010

70,300

-

-

-

-

-

391

70,691

President/Chief Executive Officer/Director since May 9, 2011.

Kevin Russeth

2011

-

-

-

-

-

-

-

-

2010

-

-

-

-

-

-

-

-

President/Chief Executive Officer/Director from May 2008 through June 14, 2011.

Ethan Jinian (3)

 2011

0

-

-

-

-

-

-

2010

50,000

-

-

-

-

-

-

50,000

President/Chief Executive Officer/Director of Sugarmade-CA from October 1, 2009 through December 9, 2009.

(1) – All other compensation consists of health insurance reimbursed by our Company on behalf of the individual.

(2) – Fiscal year ended June 30th.

(3) Includes compensation paid by our subsidiary Sugarmade-CA.

Employment Agreements

We have no employment agreements in effect for named executive officers as of the date of this report.  Mr. Lantz’s annual salary at the time of this filing is $216,000.  His compensation is determined by the Board of Directors of the Company on a periodic basis.

Grants of Stock and Other Equity Awards

During the year ended June 30, 2011, we issued the following grants of shares of our common stock and options and warrants to purchase our common stock to the following named officers and executives.

In April 2011, we issued a total of 2,484,229 shares of common stock of Sugarmade-CA to its Chief Executive Officer in exchange for nominal cash proceeds totaling $2,484.  We recorded a noncash charge to operations totaling $742,785 in connection with the transaction, based on an estimated value of the shares issued of $0.30 per share, less the cash received in connection therewith.

Option Exercises and Stock Vested

During the fiscal years ended June 30, 2011 and 2010, there were no option awards, option exercises or vesting of stock awards to our named executive officers.

Compensation of Directors

On April 27, 2011, the Board of Directors of Sugarmade-CA approved compensation for outside directors in the amount of 100,000 stock options vesting over 3 years at an exercise price of $1.25 per share.  Additionally, the Board of Directors of Sugarmade-CA also approved a stock grant of 100,000 shares of the Company’s common stock (subject to a 3 year repurchase option by the company) to a director for services rendered as the Head of the Audit committee and financial expert.  The Company also issued 100,000 shares of its common stock (subject to a 2 year repurchase option) to a director for sales and advisory services.  Our former Chairman of Sugarmade-CA. Board of Directors received compensation for his service as a director totaling $18,000 during the year ended June 30, 2010.  During the years ended June 30, 2011 and June 30, 2010, no other member of our Boards of Directors received any cash compensation for his services as a director.

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities by our non-employee directors for the fiscal year ended June 30, 2011. Other than as set forth below and the reimbursement of actual and ordinary out-of-pocket expenditures, we did not compensate any of our directors for their services as directors during the fiscal year ended June 30, 2011.

2011 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Clifton Leung		240,000					240,000
Sandy Salzberg			17,500				17,500
C. James Jensen		30,000	13,000				43,000
Ed Roffman		30,000	13,000				43,000

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 28, 2011, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock.  The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise.  Beneficial ownership may be disclaimed as to certain of the securities.  This table has been prepared based on the number of shares outstanding totaling 10,256,000, adjusted individually as shown below.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of ClassBeneficiallyOwned (5)
Officers and Directors
Scott Lantz	2,859,229	27.9%
Clifton Kuok Wai Leung	1,000,000	9.8%
Sandy Salzberg (2)	125,000	1.2%
C. James Jensen (3)	237,499	2.3%
Ed Roffman (4)	137,499	1.3%
All directors and executive officers as a group (5 persons)	4,359,227	43.1%

5% Shareholders
Scott Lantz	2,859,229	27.9%
Clifton Kuok Wai Leung	1,000,000	9.8%

(1)

Unless otherwise noted, the address is c/o Sugarmade, Inc., 2280 Lincoln Avenue, Suite 200, San Jose CA 95125.

(2)

Mr. Salzberg’s beneficial ownership is calculated as 100,000 shares of common stock owned outright; vested warrants to purchase up to 100,000 shares of common stock and options to purchase up to 25,000share of common stock that will be vested prior to November 24, 2011.  Options and warrants vesting prior to November 24, 2011totaling 25,000were added to the denominator in the calculation of the percentage of class beneficially owned.

(3)

Mr. Jensen’s beneficial ownership is calculated as 100,000 shares of common stock owned outright; vested warrants to purchase up to 100,000 shares of common stock, 100,000 shares granted to him under a consulting agreement (subject to repurchase on a diminishing basis over two years) and options to purchase up to 37,499share of common stock that will be vested prior to November 24, 2011.  Options and warrants vesting prior to November 24, 2011 totaling 37,499were added to the denominator in the calculation of the percentage of class beneficially owned.

(4)

Mr. Roffman’s beneficial ownership is calculated as 100,000 shares granted to him under a consulting agreement (subject to repurchase on a diminishing basis over three years) and options to purchase up to 37,499share of common stock that will be vested prior to November 24, 2011.  Options and warrants vesting prior to November 24, 2011 totaling 37,499were added to the denominator in the calculation of the percentage of class beneficially owned.

(5)

Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership by the total shares of common stock outstanding plus the shares subject to warrants and options to purchase up to 99,998share of common stock that will be vested prior to November 24, 2011.  Options and warrants vesting prior to November 24, 2011 totaling 99,998were added to the denominator in the calculation of the percentage of class beneficially owned.

Item 13 - Certain Relationships and Related Party Transactions and Director Independence

Transactions with Related Persons

Our Company closely reviews transactions between the Company and persons or entities considered to be related parties (collectively “related parties”). Our Company considers entities to be related parties where an executive officer, director or a 5% or more beneficial owner of our common stock (or an immediate family member of these persons) has a direct or indirect material interest. Transactions of this nature require the approval of our management and our Board of Directors. We believe such transactions were at terms comparable to those we could have obtained from unaffiliated third parties. Since January 1, 2010, we have not had any transactions in which any of our related parties had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below.

•

On April 27, 2011, we issued a total of 2,484,299 and 800,000 shares of common stock to Scott Lantz our Chief Executive Officer and Clifton Leung, a member of its Board of Directors, respectively, in exchange for nominal cash consideration.

•

On May 9, 2011 we completed the Cancellation Agreement with Kevin Russeth, Steven Davis and Jonathan Shultz.  At the time of the Cancellation Agreement, Mr. Russeth was our sole director and was our Chief Executive Officer and Chief Financial Officer.  In addition, each of Messrs. Russeth, Davis and Shultz were stockholders of our Company holding in excess of 10% of our outstanding common stock.  Under the terms of the Cancellation Agreement, Messrs. Russeth, Davis and Shultz cancelled 8,500,000 shares of our common stock held by them in exchange for Sugarmade-CA's agreement to consummate the transactions contemplated by the Exchange Agreement and 200,000 warrants to purchase shares of our common stock.  The warrants are three year warrants to purchase common stock at a price of $1.25 per share.  Also under the terms of the Cancellation Agreement, Messrs. Russeth and Shultz agreed to redeem an aggregate of 262,500 shares of our outstanding common stock in exchange for cash payments aggregating to $210,000.

•

In 2010, Sugarmade-CA loaned money to Ethan Farid Jinian in exchange for a note payable secured by shares of stock in our Company.  At the time of the loan, Mr. Jinian was a former director and executive officer of Sugarmade-CA and was a 5% stockholder.  The loans bore interest at a rate of 14 percent per annum.  The largest amount outstanding under the loan was $163,000.  On April 30, 2011, with the Mr. Jinian unable to repay the balance of the note and with his concurrence, we foreclosed on all principal and accrued interest owed to our Company, taking back the shares of our common stock we held as security for all borrowings.  The cancellation of the borrower’s stock held as security for his borrowings resulted in a reduction of the note receivable balance and stockholders’ equity totaling $35,977.  The remaining balance of borrowings outstanding and the related accrued interest due to our Company were fully reserved, resulting in a charge of $159,902 recorded in the quarter ended June 30, 2011.

•

Effective January 1, 2011, we entered into a new License and Supply Agreement with SCPC.  We are dependent on SCPC to supply us with paper products and our costs of goods sold, exclusive of freight and transportation costs and inventory obsolescence are generally comprised of payments to SCPC for our products.  Clifton Leung, a director and 10% stockholder in our Company is the Chief Executive Officer and 100% owner of SCPC.

•

On April 27, 2011, Sugarmade-CA issued two-year warrants to purchase up to 600,000 shares of our common stock with an exercise price of $1.25 per share to George Mainas, Kevin Kearney and Garrett Cecchini in exchange for consulting services performed on its behalf.

•

On October 26, 2009, Sugarmade-CA acquired all of the outstanding common stock of SMI, a company 100% owned by Clifton Leung, in exchange for: 1) cash totaling $340,000; 2) a note payable totaling $60,000; and 3) 10% of the then outstanding common stock of our Company or 72,973 shares (with a nominal value at the date of acquisition of $.001 per share).  At this time, Mr. Leung became a member of our board of directors.  Prior to this transaction, Mr. Leung was not a related party of Sugarmade-CA.  The note payable totaling $60,000 issued as part of the above acquisition was forgiven by Mr. Leung in February 2011.

 On November 22, 2010, Sugarmade-CA issued 500,000 shares of common stock to George Mainas and Garrett Cecchini in exchange for consulting services performed on our behalf.

Director Independence

The Board has determined that Messrs. Salzberg, Jensen and Roffman are independent as the term "independent" is defined by the rules of NASDAQ Rule 5605.

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1)Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2011 were $26,816.

(2)Audit-Related Fees

There were no fees billed during the two years ended June 30, 2011for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3)Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year  ended June 30, 2011and June 30, 2010.

(4)All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended June 30, 2011.

(5)Audit Committee

The Registrant's Audit Committee, or officer performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2011. Audit-related fees, tax fees, and all other fees, if any, were approved by the officers performing the functions of the Audit Committee.

(6)Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Item 15 – Exhibits

Num.

Description

2.1	Exchange Agreement, dated April 23, 2011, among the Company, Sugarmade-CA and the Sugarmade-CA Shareholders (1)
3.1	Certificate of Incorporation dated June 20, 2007 (2)
3.2	Amendment to Certificate of Incorporation dated January 14, 2008 (2)
3.3	Amendment to Certificate of Incorporation dated June 24, 2011
3.4	Amended and Restated By-Laws (2)
4.1	Form of Warrant issued to Sugarmade-CA warrant holders in connection with private placement. (3)
4.2	Form of Warrant issued to Sugarmade-CA consultants.(3)
4.3	Form of Warrant issued in connection with the Share Cancellation Agreement.(3)
4.4	Form of Convertible Note Issued to note holders of Sugarmade-CA.(3)

10.1	Share Cancellation Agreement, dated April 23, 2011, among the Company and three of its shareholders.(3)
10.2	Form of Subscription Agreement dated January 15, 2011 and May 6, 2011 among Sugarmade-CA and certain investors identified therein.(3)
10.3	Conversion Agreement dated April 11, 2011 to April 22, 2011 among Sugarmade-CA and certain note holders of Sugarmade-CA identified therein.(3)
10.4	Registration Rights Agreement dated May 9, 2011 among the Company, Sugarmade-CA and the shareholders identified therein.(3)
10.5	Purchase Agreement dated October 26, 2009 between Sugarmade CA and Sugarmade Inc.(3)
10.6	License and Supply Agreement dated January 1, 2011 between The Sugar Cane Paper Co. Ltd and Sugarmade-CA.(3)
10.7	Lease Agreement dated January 10, 2011 between Sugarmade-CA and Michael Frangis with respect to the premises located at 2280 Lincoln Avenue, Suite 200, San Jose CA 95125.(3)
10.8	Consulting Agreement dated February 1, 2011 between Sugarmade-CA and Joseph Abrams with respect to strategic advisory services.(3)
10.9	2011 Stock Option/Stock Issuance Plan.(3)
21	List of subsidiaries (4)

31

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (4)

32

Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (4)

(1)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on April 27, 2011.
(2)	Incorporated herein by reference to the registrant's Form 10 filed with the SEC on March 14, 2008.
(3)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 13, 2011.
(4)	Filed as an Exhibit to this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

By: /s/ SCOTT LANTZ

Scott Lantz, President, Chief Executive Officer, Chief Financial Officer and Director

September 28, 2011

POWER OF ATTORNEY

We, the undersigned directors and/or officers of Sugarmade, Inc. hereby severally constitute and appoint Scott Lantz, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the followings persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ CLIFTON KUOK WAI LEUNG Clifton Kuok Wai Leung	Director	September 28, 2011
/s/ C. JAMES JENSEN C. James Jensen	Director	September 28, 2011
/s/ SANDY SALZBERG Sandy Salzberg	Director	September 28, 2011
/s/ ED ROFFMAN Ed Roffman	Director	September 28, 2011