Form 10-Q
period 2011-09-30
Sugarmade, Inc.
filed 2011-11-14
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-23446

SUGARMADE, INC.

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

None

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ¨

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 14, 2011 there were 10,256,000 shares outstanding of the issuer’s common stock (registered shares trading under the symbol SGMD), the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

SUGARMADE, INC. (formerly DIVERSIFIED OPPORTUNITIES, INC.)

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011

Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2011 and 2010

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2011 and 2010

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –

Quantitative and Qualitative Disclosures about Market Risk

Item 4 –

Controls and Procedures

PART II: Other Information

Item 1–

Legal Proceedings

Item 1A–

Risk Factors

Item 2–

Sales of Unregistered Securities and Use of Proceeds

Item 3–

Defaults upon Senior Securities

Item 4–

(Removed and Reserved)

Item 5–

Other Information

Item 6 –

Exhibits

Signatures

Exhibits

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q includes forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained or incorporated by reference in this prospectus regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

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

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	June 30, 2011

Assets
Current assets:
Cash and cash equivalents	$942,173	$1,606,764
Accounts receivable	-	8,081
Inventory, net of reserves for obsolescence of $15,321 at June 30, 2011	62,782	-
Other current assets	167,143	-

Total current assets	1,172,098	1,614,845

Equipment, net	4,988	-
License and supply agreement with Sugar Cane Paper Co., Ltd., net of
accumulated amortization of $35,271 ($30,671 at June 30, 2011)	332,786	337,386
Other assets	3,994	3,994

	$1,513,866	$1,956,225

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities, including amounts due to related
parties of $15,335 ($7,668 at June 30, 2011)	$115,811	$143,070
Accrued compensation and personnel related payables	60,383	45,258

Total current liabilities	176,194	188,328

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($.001 par value, 10,000,000 shares authorized, none issued
and outstanding)	-	-
Common stock (no par value, 300,000,000 shares authorized, 10,256,000 shares issued
and outstanding at September 30, 2011 (10,256,000 at June 30, 2011))	10,256	10,256
Additional paid-in capital	6,257,472	5,944,872
Prepaid stock compensation	(320,000)	(368,000)
Accumulated deficit	(4,610,056)	(3,819,231)

Total stockholders' equity	1,337,672	1,767,897

	$1,513,866	$1,956,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the three months ended September 30, 2011 and 2010

	2011	2010

Sales revenues	$26,546	$24,783

Cost of goods sold:
Materials and freight costs	-	24,608
Provision for inventory obsolescence	-	17,643

	-	42,251

Gross margin	26,546	(17,468)

Operating expenses:
Selling, general and administrative expenses	813,463	61,820
Amortization of license and supply agreement	4,600	4,600

Total operating expenses	818,063	66,420

Loss from operations	(791,517)	(83,888)

Nonoperating income (expense):
Interest expense:
Related parties	-	(10,569)
Other	-	(16,275)

	-	(26,844)

Interest income:
Interest income from shareholder note receivable	-	5,711
Other	692	-

	692	(21,133)

Net loss	$(790,825)	$(105,021)

Basic and diluted net loss per share	$(0.08)	$(0.07)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	10,256,000	1,576,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.) and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(790,825)	$(105,021)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of license and supply agreement	4,600	4,600
Depreciation expense	143	-
Share based compensation	59,600	-
Issuance of common stock for services	301,000	-
Interest income from note receivable from stockholder	-	(5,711)
Changes in operating assets and liabilities:
Accounts receivable	8,081	6,032
Inventory	(62,782)	43,290
Other assets	(167,143)	(909)
Accounts payable and accrued liabilities	(27,259)	(4,653)
Accrued interest	-	8,976
Accrued compensation and personnel related payables	15,125	12,253

Cash flows from operating activities	(659,460)	(41,143)

Cash flows from investing activities:
Additions to property and equipment	(5,131)	-

Change in cash during period	(664,591)	(41,143)

Cash, beginning of period	1,606,764	41,610

Cash, end of period	$942,173	$467

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$17,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

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

Our Company is principally engaged in the business of selling and distributing environmentally friendly non-tree-based paper products.

Basis of presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which contains the audited financial statements and notes thereto, together with the Management’s Discussion  and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2011. The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SMI.  All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, we have incurred significant net losses through September 30, 2011.  This factor and others raise a substantial doubt about our ability to continue as a going concern.  We are dependent upon achieving sufficient future profitable operations and/or procuring additional sales of debt or equity securities in order to meet our operating cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund the operations of our Company through June 30, 2012.  These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 605, Revenue Recognition.  Revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This generally occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met.  Cash deposits received in connection with the sales of our products prior to their being delivered is recorded as deferred revenue.  During fiscal 2011, the Company changed the product packaging of its copy and printing paper, rendering the then existing inventory as obsolete and resulting in the write-off of the remaining inventory as of March 31, 2011.  During the quarter ended September 30, 2011 the Company sold its remaining inventory as a one-time sale to a retailer specializing in the liquidation of excess inventory.  As a result for the three months ended September 30, 2011, the Company recognized revenue with no corresponding cost of goods sold.

Cash and cash equivalents

We consider all investments with a remaining maturity of three months or less at purchase to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.  At September 30, 2011, the company had $250,000 in certificates of Deposit and none at June 30, 2011.

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

From time to time, we may have a limited number of customers with individually large amounts due.  Any unanticipated change in a customer’s creditworthiness could have a material effect on our results of operations in the period in which such changes or events occurred.  We had no accounts receivable at September 30, 2011 and only insignificant amounts of accounts receivable at June 30, 2011and no allowance for doubtful accounts as of September 30, 2011 and June 30, 2011.

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market.  We value inventories using the weighted average costing method.  We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value or our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value.  We had no valuation reserves against inventory of at September 30, 2011 and $15,321 at June 30, 2011 (for the entire remaining balance of inventory at June 30, 2011).

Equipment

Property and equipment is stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred. Items of property and equipment with costs greater than $1,500 are capitalized and depreciated on a straight-line basis over their estimated useful lives ranging from 3-5 years.

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

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

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

Intangible assets

We have intangible assets related to the exclusive license and supply agreement with Sugar Cane Paper Company.  The Company recorded the exclusivity agreement at fair value.  The exclusivity agreement will be amortized on a straight line basis over the life of the agreement, or twenty years.  Amortization expense recorded for each of the three months ended September 30, 2011 and 2010 was $4,600.

Advertising

To the extent present in the future, we will expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

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

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3.  A portion of this guidance (excepting disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements) was effective for interim and annual reporting periods beginning after December 15, 2009.  Those disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements are were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is encouraged. The revised guidance was adopted as of January 1, 2010 and did not have a material impact to our condensed consolidated financial statements.

2.

Acquisition of Sugarmade-CA and related financing activities

On April 23, 2011, we entered into an exchange agreement (the “Exchange Agreement”) with Sugarmade-CA. Under the terms of the Exchange Agreement, we acquired all of the outstanding stock of Sugarmade-CA (the "Exchange"). Upon the closing of the Exchange on May 9, 2011, Sugarmade-CA became a wholly-owned subsidiary.

Under the terms of the Exchange Agreement, Sugarmade-CA’s shareholders exchanged all of their shares of stock on a one-for-one basis for an aggregate of 8,864,108 shares of our common stock.  In connection with the Exchange Agreement and effective at the closing of the Exchange transaction, our previous three principal shareholders agreed to enter into a Share Cancellation Agreement pursuant to which 8,762,500 shares held by them were canceled or redeemed in exchange for the Company’s payment of $210,000, the issuance of 200,000 warrants to purchase our common stock at $1.25 per share, and certain registration rights.

Prior to the closing of the Exchange, our Company had no operations and was a “shell” company.  Accordingly, the transaction was accounted as a reverse-merger and our financial statements reflect the financial position and operations of Sugarmade-CA for all periods presented as if it was the acquiring entity in the Exchange.

3.

Stockholders’ equity

Issuance of common stock for services

In May 2011, we issued 500,000 shares of common stock to an individual as consideration for general consulting services.  We recorded a prepaid stock compensation in connection with this stock grant totaling $400,000 based on the estimated value of the underlying shares of stock at the time of issuance.  The grant vests evenly on a monthly basis over two years through May 2013.  The prepaid stock compensation from the grant is charged to operations over the vesting period on each vesting date through May 2013 at the fair market value of the vesting shares.  Prepaid stock compensation is amortized evenly over the vesting period of the grant with the difference being recorded as additional paid-in capital.  During the three months ended September 30, 2011, we recorded a noncash charge totaling $301,000 in connection with this stock issuance which is included in selling, general and administrative expense in the accompanying statement of operations.

Stock options

On April 27, 2011, the Company’s Board of Directors approved the adoption of the 2011 Stock Option/Stock Issuance Plan (the “2011 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2011 Plan.  The 2011 Plan provides for the issuance of both non-qualified stock options and incentive stock options (“ISOs”), and permitted grants to employees, non-employee directors and

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

consultants of the Company.   Generally, stock option grants under this plan will vest over a period of four years and have a term not to exceed 10 years, although the Plan Administrator has the discretion to issue option grants with varying terms and vesting periods.

Through September 30, 2011, we have a total of 920,000 incentive and nonqualified stock options granted and outstanding under the Plan. All of our outstanding options have terms of between five and ten years.  During the three months ended September 30, 2011, we recognized share based compensation expense totaling $6,784 related to stock options granted through that date.

Consulting and advisory warrants

During the three months ended September 30, 2011, our Company issued warrants to purchase up to a total of 12,500 shares of our common stock to an individual providing consulting and advisory services.  During the three months ended September 30, 2011, we recognized share based compensation expense totaling $52,816 related to all warrants granted through that date.

Other outstanding warrants

We have 2,185,600 outstanding warrants issued in connection with the sale of our common stock during the year ended June 30, 2011.

Outstanding warrants from all sources have terms ranging from two to five years with certain of the warrants carrying registration rights.  The number of shares of common stock subject to exercise and the exercise price of all options and warrants outstanding at September 30, 2011 is as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
2,805,600	$1.45	2,805,600	4th Qtr, 2013
200,000	1.25	200,000	4th Qtr, 2014
12,500	2.00	12,500	1st Qtr, 2015
30,000	1.25	30,000	4th Qtr, 2016
1,079,000	1.25	406,430	4th Qtr, 2021
4,127,100		3,454,530

Stock based compensation

Results of operations for the three months ended September 30, 2011 include share based compensation costs totaling $59,600 charged to selling, general and administrative expenses.  For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations during the three months ended September 30, 2011:

Expected life (in years)

3 years

Weighted average volatility

91.4%

Forfeiture rate

- %

Risk-free interest rate

0.38%

Expected dividend rate

- %

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

As of September 30, 2011, $127,851 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 11.94 months.  The following is required disclosure in connection with stock options and warrants (which resulted in share based compensation charges) as of September 30, 2011: 1) weighted average exercise price - $1.26; 2) weighted average remaining contractual term vested and outstanding options–56.8 and

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

79.3months, respectively; 3) aggregate intrinsic value of outstanding and exercisable options and warrants - $5,210,125 and $3,192,415, respectively; 4) weighted average grant date fair value of options and warrants granted $0.16 per share; and 5) weighted average fair value of options and warrants vested - $0.15.

The exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at September 30, 2010:

Exercise Price	Number of Options or Warrants
$1.25	1,709,000
1.50	20,000
2.00	12,500
1,741,500

A summary of the status of our non-vested options and warrants as of September 30, 2011, and changes during the three months then ended is as follows:

Shares
Non-vested outstanding, June30, 2011	739,695
Granted	12,500
Vested	(79,625)
Non-vested outstanding, September 30, 2011	672,570

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2011:

Stock options outstanding	920,000
Stock options available for future grant under the 2011 Plan	580,000
Warrants	3,207,100

Total common shares reserved for future issuance	4,707,100

4.

Income taxes

Our provisions for income taxes for the three months ended September 30, 2011 and 2010, respectively, were as follows (using our blended effective Federal and State income tax rate of 40.3%):

	2011	2010

Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(730,000)	$(100,000)
Change in valuation allowance	730,000	100,000
Total deferred tax provision	$-	$-

We had deferred income tax assets as of September 30, 2011 as follows:

Loss carryforwards	$1,600,000
Less - valuation allowance	(1,600,000)
Total net deferred tax assets	$-

Sugarmade, Inc. (formerly Diversified Opportunities, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011, we had net operating loss carryforwards for income tax reporting purposes of approximately $4,000,000 for federal and California state income tax that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in 2024 but because current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  We estimate that our reverse merger in combination with other equity transactions will cause our net operating loss carryforwards to be severely or nearly entirely eliminated.  Accordingly, the potential tax benefits of the loss carryforwards for financial reporting purposes are offset entirely by a valuation allowance of an equivalent amount.  The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2011	2010
Federal statutory rate	34.0%	34.0%
State tax, net of federal benefits	6.3%	6.3%
Less valuation allowance	(40.3%)	(40.3%)
Effective income tax rate	- %	- %

We performed an analysis of our previous tax filings and determined that there were no positions taken that we consider uncertain and therefore, there were no unrecognized tax benefits as of September 30, 2011.  Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.  We estimate that the unrecognized tax benefit will not change within the next twelve months.  We will classify income tax penalties and interest, if any, as part of interest and other expenses in our statements of operations (we have incurred no interest or penalties through September 30, 2011).  Our wholly owned subsidiary Sugarmade-CA has a tax year-end ending December 31st.  We have open tax years for federal and state income tax returns from 2008 through 2011.  Due to our significant net operating loss carryforwards, even if certain of our tax positions were disallowed, we do not believe we will be liable for the payment of taxes in the near future.  Consequently, we did not calculate the impact of interest or penalties on amounts that might be disallowed.

5.

Subsequent events

In preparing these financial statements, our Company has evaluated events and transactions for potential recognition or disclosure through November 14, 2011, the date the financial statements were issued.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in Part II, Item 1A and in our June 30, 2011 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Sugarmade-CA.  Our Company purchased Sugarmade-CA on May 9, 2011.  We have no operations other than those of Sugarmade-CA.  Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

Revenues

Our Company had revenues totaling $26,546 and $24,783 for the three months ended September 30, 2011 and 2010, respectively, an increase of $1,763 or 7.1% from 2010 to 2011.  Revenues for the first fiscal quarter of 2012 reflected liquidation sales of inventory previously written off by the company in prior periods.  Our activities to date have been primarily centered on establishing relationships with our supplier and potential customers, recruiting an executive management team and sales staff and instituting systems to control and grow our future operations.  Going forward, we plan to market our tree-free paper products and educate potential customers concerning their quality, suitability and environmental advantages over traditional tree-based paper products.  While we are optimistic about the prospects for our Company, since this is a relatively new product offering with significantly different characteristics compared with existing paper products on the market (and we have not recognized significant revenues to date), there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for our Company to be profitable.

Cost of goods sold

The Company recorded no cost of goods sold for the three months ended September 30, 2011 compared to $42,251 for the three months ended September 30, 2010 (including a provision for inventory obsolescence of $17,643).  The company did not record cost of sales for the first fiscal quarter of 2012 as the cost of inventory liquidated during the quarter was previously written off in the prior year.   During fiscal 2011, the Company changed the product packaging of its copy and printing paper, rendering the then existing inventory as obsolete and resulting in the write-off of the remaining inventory as of March 31, 2011.  During the quarter ended September 30, 2011 the Company sold its remaining inventory as a one-time sale to a retailer specializing in the liquidation of excess inventory.

Gross margin

Gross margin was $26,546 for the three months ended September 30, 2011 and negative $17,468 for the three months ended September 30, 2010.  We do not believe that our gross margin percentage realized to date is indicative of anticipated future results due to the lack of product sales volume to date and the fact that our sales came from previously written off inventory.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $813,463 and $61,820 for the three months ended September 30, 2011 and 2010, respectively.  Included in these expenses for the first fiscal quarter of 2012 were $360,600 of non-cash related charges for stock compensation and consulting expenses.  Payroll and related expenses including noncash items totaled $289,702 and $34,133 during the three months ended September 30, 2011 and 2010, respectively.  Consulting expenses totaled $386,288 and $12,850 during the three months ended September 30, 2011 and 2010, respectively, while legal and auditing expenses totaled $43,728 and $1,998 during the three months ended September 30, 2011 and 2010, respectively.  Travel expenses were $27,135 and $780 during the three months ended September 30, 2011 and 2010, respectively.  The substantial increase in virtually all expenses for first fiscal quarter of 2012 as compared to the first fiscal quarter of 2011 resulted primarily from the Company’s added infrastructure and the resulting increase in the area of sales related activities.

Amortization of license and supply agreement

We recognized amortization of our license and supply agreement with SCPC totaling $4,600 during each of the three months ended September 30, 2011 and 2010.  The amortization represented the recognition of the cost of the SCPC agreement over its initial twenty year term on a straight line basis.

Interest expense and interest income

The Company did not incur interest expense during the three months ended September 30, 2011 as compared to $26,844 for the three months ended September 30, 2010.  All notes were paid off from the proceeds of an equity offering in fiscal 2011. Interest expense in fiscal 2011 was primarily the result of amounts accrued and paid in cash under notes payable outstanding through April 2011.  Interest income totaled $692 and $5,711 during the three months ended September 30, 2011 and 2010, respectively, with interest income in the first quarter fiscal 2011 derived almost exclusively from a note receivable due from a stockholder of our Company.

Net loss

Net loss totaled $790,825 for the three months ended September 30, 2011 and $105,021 for the three months ended September 30, 2010.  As mentioned previously, noncash amounts included in net loss for the first fiscal quarter of 2012 totaled $360,600, while the remainder of the loss was generated as the company primarily focused its activities on establishing relationships with our supplier and potential customers, recruiting an executive management team and sales staff and instituting systems to control and grow our future operations.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity, warrants and convertible notes payable.  As of September 30, 2011, our Company had cash totaling $942,173, current assets totaling $1,172,098 and total assets of $1,513,866 (including $332,786 in net intangible assets related to the license and supply agreement with SCPC).  We had total liabilities of $176,194 (all current) and working capital of $995,904.  Stockholders’ equity totaled $1,337,672 as of September 30, 2011.

Net cash used by operating activities was $659,460 for the three months ended September 30, 2011, an increase of $618,317 from $41,143 for the three months ended September 30, 2010.  The increase of net cash used by operating activities was related to increased activities incurred in ramping up our business operations over the previous year.

There were $5,131 of net cash flows used for investing activities for three months ended September 30, 2011.  The outflows for investment activities during the three months ended September 30, 2010 related to advances to a shareholder and former officer under a note receivable totaling $169,000 (the balance of which along with related accrued interest was written off in April 2011).

As part of our license and supply agreement with SCPC, we have an operating credit facility whereby we estimate that we will be able to finance the purchase of substantially all of our Company’s products for resale during fiscal 2012 from them on an interest-free basis.  Qualifying orders placed with SCPC are not required to be paid for by our Company until up to thirty days after we receive payment from our customers.  This operating credit facility is intended to allow us to grow our business quickly without the capital constraints posed by the need for financing our working capital requirements.  Material terms of our operating credit facility under our license and supply agreement with SCPC include: 1) a term expiring on December 31, 2030; 2) an initial ceiling to borrowings under the agreement of $2 million which may be increased by SCPC to a maximum of $20 million based upon the demonstration of our sales and operating performance and need; 3) terms allowing payment to SCPC for product within 30 days of the Company’s receipt of payment from its customer.

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  Other than the operating credit facility with SCPC we do not have any credit agreement or source of liquidity immediately available to us.

As of the date of this report, we had a cash balance of approximately $707,000, not including $108,000 advanced as a refundable deposit for inventory that is expected to be reimbursed from our credit line with SCPC within two weeks from the date of this report.

The Company does not believe that these funds are adequate to meet its ongoing cash requirements for the next twelve months. It is currently putting together a plan to raise additional equity in the first half of 2012. However, there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure any necessary financing, or the terms of any such financing transaction if one were to occur.  Should we be unable to secure such financing, the results could potentially threaten our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans do not call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment as we add employees to our Company.  Third parties in China produce our products that we market and our U.S. based warehousing facilities are contracted for with third parties (and therefore do not require us to make capital purchases in this area).

Critical Accounting Policies Involving Management Estimates and Assumptions

Please see the notes to our financial statements.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (currently one individual), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Any interruption in delivery from our only supplier will impair our ability to distribute our products and generate revenues. We are dependent on a sole contractor —SCPC—and their third party suppliers for the production of our products. We have no manufacturing facilities and we rely on SCPC and their suppliers to provide us with an adequate and reliable supply of products on a timely basis. Any interruption in the distribution from SCPC and their suppliers could affect our ability to distribute our products. Additionally, SCPC and their suppliers are located outside of the United States in the PRC. Any legislation or consumer preferences in the United States or other countries requiring products which are made in the United States or such other countries may have a material adverse impact on our sales and results of operations.

Uncertainties with respect to the PRC legal system could limit the legal protections available for us to pursue any claim against SCPC, and therefore our ability to protect our contract rights. We rely on SCPC and their third party suppliers for our supply of products. SCPC and these third parties operate entirely within the PRC. The PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us in the event that we needed to bring a claim against SCPC. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States. Any litigation we may try to bring in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

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

The costs of complying with environmental regulations may increase substantially and adversely affect our consolidated financial condition, liquidity or results of operations. SCPC is subject to various environmental laws and regulations that govern discharges into the environment and the handling and disposal of hazardous substances and wastes. Environmental laws impose liabilities and clean-up responsibilities for releases of hazardous substances into the environment. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. We cannot assure you that the relevant PRC government authorities will not determine that SCPC’s suppliers have failed to comply with certain laws or regulations. SCPC’s suppliers will likely continue to incur substantial capital and operating expenses in order to comply with current laws. Any future changes in these laws or their interpretation by government agencies or the courts may significantly increase SCPC’s suppliers’ capital expenditures and operating expenses and decrease the amount of funds available for investment in other areas of their operations. In addition, SCPC’s suppliers may be required to eliminate or mitigate any adverse effects on the environment caused by the release of hazardous materials, whether or not SCPC’s suppliers had knowledge of or were responsible for such release. SCPC’s suppliers may also incur liabilities for personal injury and property damages as a result of discharges into the environment. If costs or liabilities related to environmental compliance increase significantly for SCPC’s suppliers, such costs could be passed along to us in the form of higher prices paid for SCPC supplied materials. Our consolidated financial condition, liquidity or results of operations may be adversely affected in the event that we were forced to absorb such costs.

If SCPC or its contractors were to suffer a catastrophic loss, unforeseen or recurring operational problems at any of their facilities, we could suffer significant product shortages, sales declines and/or cost increases. The paper making and converting facilities of our third party suppliers as well as their distribution warehouses could suffer catastrophic loss due to fire, flood, terrorism, mechanical failure or other natural or human caused events. If any of these facilities were to experience a catastrophic loss, it could disrupt our supply of products for sale, delay or reduce shipments and reduce our revenues. These expenses and losses may not be adequately covered by property or business interruption insurance. Even if covered by insurance, our inability to deliver our products to customers, even on a short-term basis, may cause us to lose market share on a more permanent basis.

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

FINANCIAL RISKS

We will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the three months ended September 30, 2011 of nearly of $800,000 and had negative cash flows from operations in excess of $650,000. We will need to raise additional funds in the first half of 2012. We do not have any arrangements in place for these additional funds. These funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. We have generated losses to date and have limited working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their most recent audit report for the fiscal year ended June 30, 2011. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

We are dependent for our success on a few key members of our management team. Our inability to retain those individuals would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team. Each of those individuals may voluntarily terminate his employment with the Company at any time. Were we to lose one or more of these key members, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our key members of management.

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – (Removed and Reserved)

Not applicable.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits

Exhibit

   Number

Description

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, for Chief

    Executive Officer and Chief Financial Officer (1)

Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of     2002, for Chief Executive Officer and Chief Financial Officer (1)

_____________________________________________________

(1)

Filed as an exhibit to this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

By: /s/ SCOTT LANTZ

Scott Lantz, President, Chief Executive Officer, Chief Financial Officer and Director

November 14, 2011

20