Form 10-Q/A
period 2011-09-30
Sugarmade, Inc.
filed 2011-12-01
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

This amended filing of our Company’s Quarterly Report for the three months ended September 30, 2011 is made for the sole purpose of including the newly required (with this Quarterly Report’s) Interactive Data that was previously omitted from the Quarterly Report for the same period filed on November 14, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

By: /s/ SCOTT LANTZ

Scott Lantz, President, Chief Executive Officer, Chief Financial Officer and Director

November 30, 2011