Form 10-Q
period 2011-12-31
Sugarmade, Inc.
filed 2012-02-14
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2011

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ¨

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 13, 2012 there were 10,256,000 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of December 31, 2011 and June 30, 2011

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended December 31, 2011 and 2010

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2011 and 2010

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –

Quantitative and Qualitative Disclosures about Market Risk

Item 4 –

Controls and Procedures

PART II: Other Information

Item 1–

Legal Proceedings

Item 1A–

Risk Factors

Item 2–

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3–

Defaults upon Senior Securities

Item 4–

Mine Safety Disclosures

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

Sugarmade, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2011 (Unaudited)	June 30, 2011

Assets
Current assets:
Cash and cash equivalents	$292,036	$1,606,764
Certificate of deposit	150,535	-
Accounts receivable	12,953	8,081
Inventory, net of reserves for obsolescence of $ - ($15,321 at June 30, 2011)	50,107	-
Other current assets	170,637	-

Total current assets	676,268	1,614,845

Equipment, net	26,511	-
License and supply agreement with Sugar Cane Paper Co., Ltd., net of
accumulated amortization of $39,872 ($30,671 at June 30, 2011)	328,185	337,386
Other assets	3,994	3,994

	$1,034,958	$1,956,225

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable due to bank	$50,000	$-
Accounts payable and accrued liabilities, including amounts due to related
parties of $5,800 ($7,668 at June 30, 2011)	102,264	143,070
Accrued compensation and personnel related payables	48,785	45,258

Total current liabilities	201,049	188,328

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued
and outstanding)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 10,256,000 shares
issued and outstanding)	10,256	10,256
Additional paid-in capital	7,236,573	5,944,872
Prepaid stock compensation	-	(368,000)
Accumulated deficit	(6,412,920)	(3,819,231)

Total stockholders' equity	833,909	1,767,897

	$1,034,958	$1,956,225
The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010

Sales revenues	$12,953	$210	$39,498	$24,993

Cost of goods sold:
Materials and freight costs	13,382	293	13,382	24,902
Provision for inventory obsolescence	-	-	-	17,643

	13,382	293	13,382	42,545

Gross margin	(429)	(83)	26,116	(17,552)

Operating expenses:
Selling, general and administrative expenses	1,798,240	135,219	2,611,703	197,038
Amortization of license and supply agreement	4,601	4,601	9,201	9,201

Total operating expenses	1,802,841	139,820	2,620,904	206,239

Loss from operations	(1,803,270)	(139,903)	(2,594,788)	(223,791)

Nonoperating income (expense):
Interest expense:
Related parties	-	(4,941)	-	(9,882)
Other	(122)	(23,460)	(122)	(45,363)

	(122)	(28,401)	(122)	(55,245)

Interest income:
Interest income from shareholder note receivable	-	5,705	-	11,410
Other	530	9	1,221	15

	408	(22,687)	1,099	(43,820)

Net loss	$(1,802,862)	$(162,590)	$(2,593,689)	$(267,611)

Basic and diluted net loss per share	$(0.18)	$(0.10)	$(0.25)	$(0.17)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	10,256,000	1,576,214	10,256,000	1,576,214

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(2,593,689)	$(267,611)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of license and supply agreement	9,201	9,201
Depreciation expense	632	-
Share based compensation	112,701	-
Issuance of common stock for services	1,547,000	-
Interest income from note receivable from stockholder	-	(11,410)
Changes in operating assets and liabilities:
Certificate of deposit	(535)	-
Accounts receivable	(4,872)	6,596
Inventory	(50,107)	37,184
Other assets	(170,637)	(7,013)
Accounts payable and accrued liabilities	(40,806)	37,813
Accrued interest	-	(9,976)
Accrued compensation and personnel related payables	3,527	20,932

Cash flows from operating activities	(1,187,585)	(184,284)

Cash flows from investing activities:
Additions to property and equipment	(27,143)	-
Additions to certificate of deposit	(150,000)	-
Additions to notes receivable from stockholder	-	6,000

Cash flows from investing activities	(177,143)	6,000

Cash flows from financing activities:
Additions to convertible notes payable	-	144,000
Additions to notes payable due to related parties	-	6,300
Additions to notes payable due to bank	50,000	-

Cash flows from financing activities	50,000	150,300

Change in cash during period	(1,314,728)	(27,984)

Cash, beginning of period	1,606,764	41,610

Cash, end of period	$292,036	$13,626

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$122	$65,221

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc.

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which contains the audited financial statements and notes thereto, together with the Management’s Discussion  and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2011. The interim results for the period ended December 31, 2011 are not necessarily indicative of results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SMI.  All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, we have incurred significant net losses through December 31, 2011.  This factor and others raise a substantial doubt about our ability to continue as a going concern.  We are dependent upon achieving sufficient future profitable operations and/or procuring additional sales of debt or equity securities in order to meet our operating cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund the operations of our Company through June 30, 2012.  These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 605, Revenue Recognition.  Revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This generally occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met.  We currently have a consignment arrangement with one of our customers. We record revenue on consignment goods when the consigned goods are sold by the consignee and all other above mentioned revenue recognition criteria have been satisfied.   Cash deposits received in connection with the sales of our products prior to their being delivered is recorded as deferred revenue.  During fiscal 2011, the Company changed the product packaging of its copy and printing paper, rendering the then existing inventory as obsolete and resulting in the write-off of the remaining inventory as of March 31, 2011.  During the quarter ended September 30, 2011 the Company sold its remaining inventory as a one-time sale to a retailer specializing in the liquidation of excess inventory.  As a result for the six months ended December 2011, our sales revenues and cost of goods sold reflect the sale of this liquidated inventory with no corresponding cost of goods sold.

Cash and cash equivalents

We consider all investments with a remaining maturity of three months or less at purchase to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.  At December 31, 2011, we had $150,000 in Certificates of Deposit (none at June 30, 2011) which matures in July 2012 and was separately classified in our accompanying balance sheet including accrued interest of $535.

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

From time to time, we may have a limited number of customers with individually large amounts due.  Any unanticipated change in a customer’s creditworthiness could have a material effect on our results of operations in the period in which such changes or events occurred.  Accounts receivable at December 31, 2011 and June 30, 2011 were insignificant and we had no allowance for doubtful accounts at either December 31, 2011 or June 30, 2011.

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market.  We value inventories using the weighted average costing method.  We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value.  We had no valuation reserves against inventory at December 31, 2011 and $15,321 at June 30, 2011 (the entire balance of inventory at June 30, 2011).  Our Company consigns inventory to one of our customers on a consignment basis until ultimately sold to the consignee’s customers.  The value of consigned inventory is reflected in our Company’s financial statements as inventory.

Other current assets

Other current assets include funds prepaid for the purchase of inventory totaling $162,000 at December 31, 2011.

Equipment

Property and equipment is stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred. Items of property and equipment with costs greater than $1,500 are capitalized and depreciated on a straight-line basis over their estimated useful lives ranging from 3-5 years.

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Intangible assets

We have intangible assets related to the exclusive license and supply agreement with Sugar Cane Paper Company.  The Company recorded the exclusivity agreement at fair value.  The exclusivity agreement will be amortized on a straight line basis over the life of the agreement, or twenty years.  Amortization expense recorded for each of the three and six months ended December 31, 2011 (and December 31, 2010) was $4,600 and $9,201, respectively.

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Advertising

To the extent present in the future, we will expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

Customer concentration

During the three and six months ended December 31, 2011, the Company’s earned revenues of $12,953 and $39,498, respectively were based on sales to primarily a single customer.

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

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3.  A portion of this guidance (excepting disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements) was effective for interim and annual reporting periods beginning after December 15, 2009.  Those disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (with early application encouraged). The revised guidance was adopted as of January 1, 2010 and did not have a material impact to our condensed consolidated financial statements.

2.

Acquisition of Sugarmade-CA and related financing activities

On April 23, 2011, we entered into an exchange agreement (the “Exchange Agreement”) with Sugarmade-CA. Under the terms of the Exchange Agreement, we acquired all of the outstanding stock of Sugarmade-CA (the "Exchange"). Upon the closing of the Exchange on May 9, 2011, Sugarmade-CA became a wholly-owned subsidiary.

Under the terms of the Exchange Agreement, Sugarmade-CA’s shareholders exchanged all of their shares of stock on a one-for-one basis for an aggregate of 8,864,108 shares of our common stock.  In connection with the Exchange Agreement and effective at the closing of the Exchange transaction, our previous three principal shareholders agreed to enter into a Share Cancellation Agreement pursuant to which 8,762,500 shares held by them were canceled or redeemed in exchange for the Company’s payment of $210,000, the issuance of 200,000 two-year warrants to purchase our common stock at $1.25 per share, and certain registration rights.

Prior to the closing of the Exchange, our Company had no operations and was a “shell” company.  Accordingly, the transaction was accounted as a reverse-merger and our financial statements reflect the financial position and operations of Sugarmade-CA for all periods presented as if it was the acquiring entity in the Exchange.

3.

Bank line of credit

During October 2011, we entered into a revolving demand note (line of Credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000.  The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate.  This borrowing facility is renewed annually and the Company is required to maintain a separate demand deposit account with HSBC with a minimum balance equal to the outstanding borrowing.  In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate.   The loan’s interest rate as of December 31, 2011 was three and one half percent (3.5%).  As of 12/31/2011, we had drawn down $50,000 loan balance on the line.

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

4.

Stockholders’ equity

Issuance of common stock for services

In May 2011, we issued 500,000 shares of common stock to an individual as consideration for general consulting services.  We recorded a prepaid stock compensation in connection with this stock grant totaling $400,000 based on the estimated value of the underlying shares of stock at the time of issuance.  The grant was originally scheduled to vest evenly on a monthly basis over two years through May 2013, however our Company vested all of the remaining unvested shares during the three months ended December 31, 2011.  The prepaid stock compensation from the grant was charged to operations at the time that shares were vested at the fair market value of the vesting shares.  Prepaid stock compensation was amortized proportionally as the shares were vested with the difference being recorded as additional paid-in capital.  During the three and six months ended December 31, 2011, we recorded noncash charges totaling $1,246,000 and $1,547,000, respectively, in connection with this stock issuance which is included in selling, general and administrative expense in the accompanying statement of operations.

Stock options

On April 27, 2011, the Company’s Board of Directors approved the adoption of the 2011 Stock Option/Stock Issuance Plan (the “2011 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2011 Plan.  The 2011 Plan provides for the issuance of both non-qualified stock options and incentive stock options (“ISOs”), and permitted grants to employees, non-employee directors and consultants of the Company.   Generally, stock option grants under this plan will vest over a period of up to four years and have a term not to exceed 10 years, although the Plan Administrator has the discretion to issue option grants with varying terms and vesting periods.

Through December 31, 2011, we have a total of 1,130,000 incentive and nonqualified stock options granted and outstanding under the Plan. All of our outstanding options have terms of between five and ten years.  During the three and six months ended December 31, 2011, we recognized share based compensation expense totaling $48,320 and $52,642 respectively, related to stock options granted through that date.

Consulting and advisory warrants

During the six months ended December 31, 2011, our Company issued a warrant to purchase up to 12,500 shares of our common stock to an individual providing consulting and advisory services.  During the three and six months ended December 31, 2011, we recognized share based compensation expense totaling $4,781 and $60,059, respectively, related to all warrants granted through that date.

Other outstanding warrants

We have 2,185,600 outstanding warrants issued in connection with the sale of our common stock during the year ended June 30, 2011.

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Outstanding warrants from all sources have terms ranging from two to five years with certain of the warrants carrying registration rights of the underlying shares of common stock.  The number of shares of common stock subject to exercise and the exercise price of all options and warrants outstanding at December 31, 2011 is as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
2,805,600	$1.45	2,805,600	4th Qtr, 2013
200,000	1.25	200,000	4th Qtr, 2014
12,500	2.00	12,500	1st Qtr, 2015
30,000	1.25	30,000	4th Qtr, 2016
1,079,000	1.25	485,035	4th Qtr, 2021
175,000	3.73	-	1st Qtr, 2022
35,000	3.00	-	2nd Qtr, 2022
4,337,100		3,533,135

Stock based compensation

Results of operations for the three and six months ended December 31, 2011 include share based compensation costs totaling $53,101 and $112,701, respectively, charged to selling, general and administrative expenses.  For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations during the three months ended December 31, 2011:

Expected life (in years)	6.13 years
Weighted average volatility	94.9%
Forfeiture rate	- %
Risk-free interest rate	2.15%
Expected dividend rate	- %

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

As of December 31, 2011, $543,618 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 13.69 months.  The following is required disclosure in connection with stock options and warrants (which resulted in share based compensation charges) as of December 31, 2011: 1) weighted average exercise price - $1.516; 2) weighted average remaining contractual term vested and outstanding options – 57.8 and 80.6 months, respectively; 3) aggregate intrinsic value of outstanding and exercisable options and warrants - $5,344,875 and $3,428,230, respectively; 4) weighted average grant date fair value of options and warrants granted $0.16 per share; and 5) weighted average fair value of options and warrants vested - $0.15.

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at December 31, 2011:

Exercise Price	Number of Options or Warrants
$1.25	1,709,000
1.50	20,000
2.00	12,500
3.00	35,000
3.73	175,000
1,951,500

A summary of the status of our non-vested options and warrants as of December 31, 2011 and changes during the three and six months then ended is as follows:

Shares
Non-vested outstanding, June30, 2011	739,695
Granted	222,500
Vested	(158,230)
Non-vested outstanding, December 31, 2011	803,965

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at December 31, 2011:

Stock options outstanding	1,130,000
Stock options available for future grant under the 2011 Plan	370,000
Warrants	3,207,100

Total common shares reserved for future issuance	4,707,100

5.

Income taxes

Our provisions for income taxes for the six months ended December 31, 2011 and 2010, respectively, were as follows (using our blended effective Federal and State income tax rate of 40.3%):

	2011	2010

Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(1,000,000)	$(100,000)
Change in valuation allowance	1,000,000	100,000
Total deferred tax provision	$-	$-

We had deferred income tax assets as of December 31, 2011 as follows:

Loss carryforwards	$2,400,000
Less - valuation allowance	(2,400,000)
Total net deferred tax assets	$-

As of December 31, 2011, we had net operating loss carryforwards for income tax reporting purposes of approximately $6,000,000 for federal and California state income tax that may be offset against future taxable income.  The net operating loss carryforwards begin to

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

expire in 2024 but because current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs, we estimate that our reverse merger in combination with other equity transactions will cause our net operating loss carryforwards to be severely or nearly entirely eliminated.  Accordingly, the potential tax benefits of the loss carryforwards for financial reporting purposes are offset entirely by a valuation allowance of an equivalent amount.  The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2011	2010
Federal statutory rate	34.0%	34.0%
State tax, net of federal benefits	6.3%	6.3%
Less valuation allowance	(40.3%)	(40.3%)
Effective income tax rate	- %	- %

We performed an analysis of our previous tax filings and determined that there were no positions taken that we consider uncertain and therefore, there were no unrecognized tax benefits as of December 31, 2011.  Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.  We estimate that the unrecognized tax benefit will not change within the next twelve months and we will classify income tax penalties and interest, if any, as part of interest and other expenses in our statements of operations (we have incurred no interest or penalties through December 31, 2011).  Our wholly owned subsidiary Sugarmade-CA has a tax year-end ending December 31st.  We have open tax years for federal and state income tax returns from 2008 through 2011.  Due to our significant net operating loss carryforwards, even if certain of our tax positions were disallowed, we do not believe we will be liable for the payment of taxes in the near future.  Consequently, we did not calculate the impact of interest or penalties on amounts that might be disallowed.

6.

Subsequent events

In preparing these financial statements, our Company has evaluated events and transactions for potential recognition or disclosure through February 13, 2012, the date the financial statements were issued.

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

Results of Operations

Revenues

Our Company had revenues totaling $12,953 and $39,498 for the three and six months ended December 31, 2011, respectively, compared to $210 and $24,993, respectively, for the three and six months ended December 31, 2010.  The second quarter of fiscal 2012 reflected modest sales as the Company continued its efforts focused on its relationships with our supplier and potential customers, while the second fiscal quarter of 2011 had negligible sales.  Revenues for the six months ended December 31, 2011 increased by $14,505 or 58% compared to the six months ended December 31, 2010, mainly reflecting the liquidation sales of inventory previously written off by the company in prior periods.  While we are optimistic about the prospects for our Company, since this is a relatively new product offering with significantly different characteristics compared with existing paper products on the market (and we have not recognized significant revenues to date), there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for our Company to be profitable.

Cost of goods sold

Our Company recorded cost of goods sold for the three months ended December 31, 2011 of $13,382 compared to negligible cost of sales for the three months ended December 31, 2010.   For the six month ended December 31, 2011, we recorded costs of sales of $13,382 compared to $42,545 for the six months ended December 31, 2010 (including a provision for inventory obsolescence of $17,643).  For the first fiscal quarter of 2012, we sold our remaining previously written off inventory as a one-time sale to a retailer specializing in the liquidation of excess inventory.  As a result, our company did not record cost of sales for first fiscal quarter of 2012, resulting in lower than normal cost of sales for the six months ended December 31, 2011.

Gross margin

Gross margin was negligible for the three months ended December 31, 2011 and 2010.  For the six months ended December 31, 2011, gross margins totaled $26,116 compared to negative $17,552 for the six months ended December 31, 2010.  As mentioned above, the gross margin for first half of fiscal 2012 reflected the sale of previously written off inventory with no cost basis, while the negative margin for the six months ended December 31, 2010 included a provision for inventory obsolescence totaling $17,643, accounting for nearly the entire reported margin.  We do not believe that our gross margin percentage realized to date is indicative of anticipated future results due to the lack of product sales volume to date and the fact that a portion of our sales came from previously written off inventory.

Selling, general and administrative expenses

For the three and six months ended December 31, 2011, selling, general and administrative expenses totaled $1,798,240 and $2,611,703 respectively, compared to $135,219 and $197,038 for the three and six months ended December 31, 2010.  The second fiscal quarter and year-to-date ending December 31, 2011 included non-cash related charges for stock compensation and consulting expenses of $1,299,101 and $1,659,701 respectively, compared to none for the same period in the prior fiscal year.  Payroll and related expenses including noncash items totaled $303,351 and $579,701 during the three and six months ended December 31, 2011, respectively, compared to $71,250 and $37,500 for the three and six months ended December 31, 2010, respectively.  Consulting expenses including noncash items totaled $1,299,663 and $1,685,951 during the three and six months ended December 31, 2011, respectively, compared to $57,524 and $70,375 for the three and six months ended December 31, 2010, respectively.

Legal and auditing expenses totaled $30,867 and $74,595 during the three and six months ended December 31, 2011, respectively while legal and auditing expenses for the three and six months ended December 31, 2010 totaled $16,416 and $18,413, respectively.  Travel expenses were $48,411 and $75,545 during the three and six months ended December 31, 2011, respectively.  For the three and six months ended December 31, 2010, travel expenses totaled $4,366 and $5,146 respectively.   The substantial increase in virtually all expenses for the quarter and year-to-date periods ended December 31, 2011 as compared to corresponding periods in the prior fiscal year resulted primarily from the Company’s added infrastructure and the resulting increase of sales related activities.

Amortization of license and supply agreement

We recognized amortization of our license and supply agreement with SCPC totaling $4,600 and $9,201 during the three and six months ended December 31, 2011 and 2010.  The amortization represented the recognition of the cost of the SCPC agreement over its initial twenty year term on a straight line basis.

Interest expense and interest income

Our Company incurred minimal interest expense during the three and six months ended December 31, 2011 as compared to $28,401 and $55,245, respectively, for the three and six months ended December 31, 2010.  Interest expense in fiscal 2011 was primarily the result of amounts accrued and paid in cash under notes payable outstanding through April 2011.  All notes payable were either converted or paid off from the proceeds of an equity offering in fiscal 2011.  Interest income totaled $530 and $1,221 during the three and six months ended December 31, 2011, respectively, and $5,714 and $11,425 for the three and six months ended December 31, 2010, respectively.  Interest income in the second fiscal quarter and year-to-date period ending December 31, 2010 was derived almost exclusively from a note receivable due from a stockholder of our Company.

Net loss

Net loss totaled $1,802,862 and $2,593,688 respectively for the three and six months ended December 31, 2011 compared to $162,591 and $267,611for the same periods in the prior year.  As mentioned previously, noncash amounts included in net loss for the first fiscal quarter and six months ended December 31, 2011 of $1,299,663 and $1,685,951, respectively, accounted for the majority of the loss. The remainder of the loss was generated as the company primarily focused its activities on establishing relationships with our supplier and potential customers, recruiting an executive management team and sales staff and instituting systems to control and grow our future operations.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity, warrants and convertible notes payable.  As of December 31, 2011, our Company had cash totaling $442,571, current assets totaling $676,268 and total assets of $1,034,958 (including $328,185 in net intangible assets related to the license and supply agreement with SCPC).  Included in other assets was $162,000 of funds expended for the future purchase of inventory.  We expect such funds to be returned to us from our operating credit facility with SCPC.  We had total liabilities of $201,049 (all current) and working capital of $475,219.  Stockholders’ equity totaled $833,909 as of December 31, 2011.

Net cash used by operating activities was $1,187,585 for the six months ended December 31, 2011, an increase of $1,003,301 from $184,284 for the six months ended December 31, 2010.  The increase of net cash used by operating activities was related to increased activities incurred in ramping up our business operations over the previous year.

There were $177,143 of net cash flows used for investing activities for six months ended December 31, 2011 related to our Certificate of Deposit for $150,000, and purchase of computer and testing equipment of $27,143.  The outflows for investment activities of $6,000 during the six months ended December 31, 2010 related to additional advances to a shareholder and former officer under a note receivable totaling $169,000 (the balance of which along with related accrued interest was written off in April 2011).

There were cash flows from financing activities totaling $50,000 related to draws on our operating line of credit for the three and six months ended December 31, 2011.  Inflows from financing activities for the three and six months ended December 31, 2010 related to short term shareholder loans as well as additional convertible notes issued during this period.

As part of our license and supply agreement with SCPC, we have an operating credit facility whereby we estimate that we will be able to finance the purchase of substantially all of our Company’s products for resale during fiscal 2012 from them on an interest-free basis.  Qualifying orders placed with SCPC are not required to be paid for by our Company until up to thirty days after we receive payment from our customers.  This operating credit facility is intended to allow us to grow our business quickly without the capital constraints posed by the need for financing our accounts receivables and inventory requirements.  Material terms of our operating credit facility under our license and supply agreement with SCPC include: 1) a term expiring on December 31, 2030; 2) an initial ceiling to borrowings under the agreement of $2 million which may be increased by SCPC to a maximum of $20 million based upon the demonstration of our sales and operating performance and need; 3) terms allowing payment to SCPC for product within 30 days of the Company’s receipt of payment from its customer.

Our capital requirements going forward are expected to consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  Our Company currently has a line of credit for $150,000 to allow us access to short term operating capital.  Other than the operating credit facility with SCPC and the line of credit, we do not have any credit agreement or source of liquidity immediately available to us.

As of the date of this report, we had a cash balance of approximately $185,000, not including $216,000 advanced as a refundable deposit for inventory that is expected to soon be reimbursed from our credit line with SCPC.  We do not currently estimate that these funds are adequate to meet our ongoing cash requirements for the next twelve months. Our management is currently planning to raise additional equity prior to our fiscal year end on June 30, 2012. However, there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure any necessary equity or debt financing, or the terms of any such financing transaction if one were to occur.  Should we be unable to secure any financing, the results could potentially threaten our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans do not call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment as we add employees to our Company.  Third parties in China produce the products that we market and our U.S. based warehousing facilities are contracted for with third parties (and therefore do not require us to make capital purchases in this area).

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our tree-free products could encounter low consumer acceptance in our primary target markets, including our initial target market of North America.  The tree-free paper market in North America is relatively young with little publically available data on the size of the market in relation to the overall paper industry. There is only anecdotal data referencing the growing demand in the United States and abroad for paper products from tree-free sources.  Our product is relatively new to consumers and does not have a significant sales history in many of our target markets.  Should our tree-free products not be accepted by consumers in these markets, particularly in the markets of our initial focus in North America, we could experience sales and operating results substantially less than we expect to achieve.  Such results could jeopardize our Company’s financial well-being and subject an investor to the loss of all or a portion of his investment in our Company.

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

Any interruption in delivery from our only supplier will impair our ability to distribute our products and generate revenues. We are dependent on a sole contractor —SCPC—and their third party suppliers for the production of our products. We have no manufacturing facilities and we rely on SCPC and their third party suppliers to provide us with an adequate and reliable supply of products on a timely basis. Any interruption in the distribution from SCPC and their suppliers could affect our ability to distribute our products. Additionally, SCPC and their suppliers are located in the People’s Republic of China (“PRC”).  Any legislation or consumer preferences in the United States or other countries requiring products which are made in the United States or such other countries may have a material adverse impact on our sales and results of operations.

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

The costs of complying with environmental regulations may increase substantially and adversely affect our consolidated financial condition, liquidity or results of operations. SCPC’s third party suppliers are subject to various environmental laws and regulations that govern discharges into the environment and the handling and disposal of hazardous substances and wastes. Environmental laws impose liabilities and clean-up responsibilities for releases of hazardous substances into the environment. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. We cannot assure you that the relevant PRC government authorities will not determine that SCPC’s suppliers have failed to comply with certain laws or regulations. SCPC’s suppliers will likely continue to incur substantial capital and operating expenses in order to comply with current laws. Any future changes in these laws or their interpretation by government agencies or the courts may significantly increase SCPC’s suppliers’ capital expenditures and operating expenses and decrease the amount of funds available for investment in other areas of their operations. In addition, SCPC’s suppliers may be required to eliminate or mitigate any adverse effects on the environment caused by the release of hazardous materials, whether or not SCPC’s suppliers had knowledge of or were responsible for such release. SCPC’s suppliers may also incur liabilities for personal injury and property damages as a result of discharges into the environment. If costs or liabilities related to environmental compliance increase significantly for SCPC’s suppliers, such costs could be passed along to us in the form of higher prices paid for SCPC supplied materials. Our consolidated financial condition, liquidity or results of operations may be adversely affected in the event that we were forced to absorb such costs.

Our ability to protect the intellectual property and proprietary technology related to the production of our products is uncertain. Our future success may depend on our ability to protect the proprietary rights and the intellectual property upon which our tree-free products are based.  SCPC holds several patents in the People’s Republic of China related to the production of tree-free paper, and under the terms of our supply agreement with SCPC, we have the right to request SCPC to file for counterpart patent protection in Sugarmade’s territories and for copyright protection for the name “Sugarmade,” but we have not yet made such requests. Should we make such a request to SCPC, any patent applications may not be issued as patents, or may not be issued in a form that will be advantageous to us, or we may not be able to obtain copyright protection for the name “Sugarmade”.  Any patents obtained in the future may be challenged by re-examination or otherwise invalidated or eventually be found unenforceable.  Both the patent application process and the process of managing patent disputes can be time consuming and expensive.  Even if any patents were to be granted, competitors may attempt to challenge or invalidate the patents, or may be able to design alternative techniques or devices that avoid infringement of the patents, or develop products with functionalities that are comparable to the tree-free products which we sell. In the event a competitor infringes upon our intellectual property rights, litigation to enforce such rights or to defend patents granted (or to be granted) against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights.

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

FINANCIAL RISKS

Our current business plan requires that the Company raise additional equity in early 2012. We do not currently have sufficient revenues to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability in the future.  Our business plan requires that the Company needs to raise additional equity in early 2012.  However, there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure any necessary financing, or the terms of any such financing transaction if one were to occur.  Our failure to raise additional capital would seriously harm our business and operating results.  If we fail to raise additional capital in early 2012, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

If we cannot establish profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the six months ended December 31, 2011 of nearly of $2,594,000 (including non-cash related charges for stock compensation and consulting expenses of $1,659,701) and had negative cash flows from operations in excess of $1,187,000. For the year ended June 30, 2011, we incurred a net loss in excess of $3.3 million and had negative cash flows from operations in excess of $900,000. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock

We are dependent upon SCPC and our borrowing arrangement with them in order to fund our working capital and liquidity requirements.  We have signed an agreement with SCPC to provide our Company favorable payment terms for sales made by our Company of their provided paper products.  Our plans going forward are dependent upon SCPC’s providing such financing upon the terms we have agreed to and there are currently no other alternate financing plans in place.  Should there be an interruption in either

SCPC’s willingness or ability to provide such financing per the terms of the agreement, we could face a severe liquidity shortfall that could cause our Company’s operations to fail and which could consequently result in the loss of an investor’s investment with our Company.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock will continue to trade on the OTC Bulletin Board OTC Markets or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

Item 2 –Unregistered Sales of Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits

Exhibit

   Number

Description

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief

    Executive Officer and Chief Financial Officer (1)

Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of     2002, for Chief Executive Officer and Chief Financial Officer (1)

_____________________________________________________

(1)

Filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

By: /s/ SCOTT LANTZ

Scott Lantz, President, Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and Director

February 13, 2012

23