Form 10-K/A
period 2011-06-30
Sugarmade, Inc.
filed 2012-03-14
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2011

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23446

SUGARMADE, INC.
(formerly DIVERSIFIED OPPORTUNITIES, INC.)

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

EXPLANATORY NOTE:

We filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on September 28, 2011. This Amendment No. 1 (the “Form 10-K/A”) to our Form 10-K is being filed to amend certain information included herein to conform to comments made by the Staff of the Securities and Exchange Commission during their review of our Form S-1 filed on August 4, 2011. We are filing this Form 10-K/A solely for the purpose of restating Item 1 (Description of Business), Item 1A (Risk Factors), Item 5 (Market for Common Stock and Related Stockholder Matters and Issuer Repurchases of Equity Securities), Item 11 (Executive Compensation), Item 13 (Certain Relationships and Related Transactions and Director Independence), and Item 15 (Exhibits).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect any events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K, including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10-K and our other filings with the SEC.

SUGARMADE, INC. (formerly DIVERSIFIED OPPORTUNITIES, INC.)

FORM 10-K/A

FOR THE YEAR ENDED JUNE 30, 2011

TABLE OF CONTENTS

PART I

Item 1 - Description of Business

Item 1A - Risk Factors

PART II

Item 5 - Market for Common Stock and Related Stockholder Matters and Issuer Repurchases of Equity Securities

PART III

Item 11 - Executive Compensation

Item 13 - Certain Relationships and Related Transactions and Director Independence

PART IV

Item 15 - Exhibits

Signatures

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Amendment No. 1 to our Annual Report on Form 10-K/A includes forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained or incorporated by reference in this prospectus regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

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

History

We are a distributor of paper products that are derived from non-wood sources.  We are parties to an Exclusive License and Supply Agreement (“LSA”) with Sugar Cane Paper Company (“SCPC”), a company located in the People’s Republic of China.  SCPC and their contract suppliers produce our products and is a holder of intellectual property rights and patents in the area of developing and manufacturing paper from non-wood sources.  Under the LSA, we hold the exclusive right to market, distribute and manufacture SCPC’s proprietary products in Europe, North, Central and South America, Australia and in other designated territories in the world.  We also obtained the rights (within the designated territories) to the Sugarmade™ brand name and trademarks.

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

Pulp and paper manufacturing processes have not changed significantly for decades.  Most equipment and processes used today are still based primarily on tree-based inputs and require massive amounts of resources including water, energy and caustic chemicals.  “World consumption of paper has grown 400 percent in the last 40 years. Now nearly 4 billion trees or 35 percent of the total trees cut around the world are used in paper industries on every continent.” (Source: Sam Martin, “Paper Chase” September 10, 2011  (http:// www.ecology.com/2011/09/10/paper-chase/)) Over these last four decades, easily accessible and inexpensive sources of wood have continued to disappear.  Because of the rapid consumption of virgin forests in places as far apart as Canada and Southeast Asia, forest restoration has not been able to keep pace with the demand for wood products.

Loss of forests is not the only concern.  Deforestation releases an estimated 1.6 billion tons of carbon dioxide (CO2 - the major global warming gas) into the atmosphere every year.  Most people assume that greenhouse gases being released into the atmosphere are caused by burning oil and gas. But in fact between 25 and 30 percent of the greenhouse gases released into the atmosphere each is caused by deforestation (Source: Christopher Matthews, “Deforestation causes global warming” September 4, 2006 (http://www.fao.org/newsroom/en/news/2006/1000385/index.html)). The pulp and paper industry is the third-largest industrial polluter in both Canada and the United States (Source: ”Reforming the Paper Industry” September 19, 2006 (http://www.nrdc.org/cities/living/paper/default.asp)).  Worldwide, pulp and paper is the fifth largest industrial consumer of energy. In the United States it is second (Source: Carolina D’Souza, “Paper Goes Green” July 16, 2009 (http://archive.gulfnews.com/articles/09/07/13/10330811.html)). Our Company offers an alternative to this situation through our ability to provide the developed world paper products without utilizing the deforestation, pollution and resource waste of current paper producing methods.

All our products are manufactured from 100% tree-free agricultural waste residues such as bagasse and bamboo. Both bagasse and bamboo contain significantly higher amounts of cellulose (2.5 times or more) than wood fiber. Additionally, both sugar cane and bamboo can be harvested in 7-10 months (Source: ”Sugarcane Growth Stages” April 08, 2009 (http://agropedia.iitk.ac.in/?q=content/sugarcane-growth-stages), Source: Phil Comer, “The Bamboo Growth Cycle” February 2, 2009).  This contrasts with trees that take a minimum of seven years before being ready for pulping and paper production. By utilizing bagasse and bamboo fibers for paper making, we can produce one ton of finished paper product for every one ton of raw material as contrasted to wood fiber which requires four tons of raw material to produce one ton of finished products (Source: Phoebe Hall, “Words on Paper: Tree Free or Recycled?” May 11 2005 (www.emagizine.com)).  Our process greatly reduces the carbon footprint and environmental damages from paper production.

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

From the legal incorporation of Sugarmade-CA in March 2009 through October 2009, activities were primarily limited to exploring strategic alternatives and related negotiations in connection with what was to become its future operating business. On October 26, 2009, Sugarmade-CA (operating at the time as Simple Earth, Inc.) acquired all of the outstanding common stock of Sugarmade, Inc. (“SMI”), a California corporation incorporated to import, sell and distribute sustainable and environmentally friendly non-tree-based paper products. SMI primarily sold its 100% tree free copy paper, as well as other 100% tree free paper products such as plates, bowls, napkins and toilet tissue.  Sugarmade-CA acquired all of the outstanding common stock of SMI in exchange for: 1) cash totaling $340,000; 2) a note payable totaling $60,000 (subsequently forgiven in February 2011); and 3) 10% of the then outstanding common stock of our Company or 72,973 shares (with a nominal value at the date of acquisition of $.001 per share). Additionally, we are required to pay up to two additional earn-out payments of $200,000 to the seller of SMI: 1) if net income equals or exceeds $10 million in 2011; and/or 2) if net income exceeds $11 million in 2012.

In addition to minimal amounts of saleable inventory, SMI also had an exclusive license and supply agreement with Sugar Cane Paper Company (“SCPC”) located in the People’s Republic of China.  SCPC is a contract manufacturer and a holder of intellectual property in the area of paper from non-wood sources.  Under the LSA (as subsequently amended), we obtained the exclusive right (as defined) to market, distribute and manufacture SCPC’s proprietary products in Europe, North and South America and in other designated territories in the world.  We also obtained the rights to the Sugarmade brand name and trademarks and other provisions of the agreement with SCPC also inure to the benefit of our Company.  During 2010, Sugarmade-CA began doing business as Sugarmade, Inc. (“Sugarmade-CA”).  On February 1, 2011, Sugarmade-CA changed its legal name to Sugarmade, Inc. and dissolved the SMI legal entity.  On February 17, 2011, SCPC forgave all amounts including accrued interest outstanding under the note payable due to them totaling $62,800.  We accounted for the forgiveness as a capital contribution.

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

The Industry and the Overall Market

Currently, the U.S. Pulp and Paper industry is estimated to be an almost $200 billion industry. The U.S. alone is estimated to consume over 100 million tons of paper products each year (Source: Martin, “Paper Chase”). Our areas of focus are (but SCPC’s manufacturing capabilities are not limited to):

•

Printing and writing paper (27% of total production);

•

Containerboard or corrugated boxes (29% of total production); and

•

Tissue (8% of total production).

Within each of these sectors, there are varying amounts of recycled materials that can be used in production. Tissue has an industry average of 45% recycled fibers (Source: S. Kinsella et al, “The State of the Paper Industry”, 2007, Pg 17.). Containerboard averages 24% recycled fibers.  Printing and writing paper uses a scant 6% recycled fibers.  We see a significant market opportunity to leverage our capabilities to eliminate tree materials included in these products.

The advent of the Internet and email would at first sight seem to argue for decreased paper consumption.  Many (including industry experts) forecasted that these technologies would lead to substantial reductions in the level of paper consumption.  The reality has been the opposite.    Worldwide, paper constitutes approximately 42% of the wood harvested in the world. (Source: “Paper Listening Study – Question 64” (http://www.conservatree.org/paperlisteningstudy/Forests/question64.html))  The U.S. alone consumes nearly 30% of the world’s paper products.  The average American consumes over 749 pounds of paper per year, including the paper products that are the focus of our market strategy (Source: Martin, “Paper Chase”).

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

Tree-free paper (our Company’s product offering) is made from fibrous materials that contain high levels of cellulose. The sources of tree-free products are agricultural byproducts, also called residuals.   As a byproduct, residuals do not require dedicated farmland.  Aside from preserving forest and farmland, residuals also greatly reduce environmental impact because of the reduction of water required in paper production, the decreased energy required to break down the cellulose in tree-based materials and a reduction of air pollution from the use of previously burned byproducts. Unlike competing manufacturers, our paper products are elemental chlorine free, meaning that we use chlorine dioxide (ClO2) instead of elemental chlorine (Cl) gas in our manufacturing process.  Elemental chlorine (Cl) gas “…produce toxic chlorinated organic compounds, including chloroform, a known carcinogen. These compounds are released into waterways as effluent from the bleaching process, where they produce environmental damage.” (Source: Scott Beckner, “  Paper Information and Resources: Chlorine-Free Paper” October 05, 2010 (http://www.calrecycle.ca.gov/paper/chlorinefree/default.htm))

Agricultural residual paper is produced from the waste by-products from a crop that has been harvested. While there are numerous crops that can be used for this, the ideal crops are bagasse (sugar cane), corn and wheat. The quality of these agricultural residual papers differs depending on the amount of cellulose that is present in the plant material. Depending on the strength of the fibers of the residual, a secondary material may have to be added to increase the strength of the final paper product. In some manufacturing processes, virgin or recycled pulp will be added to strengthen the paper. With our paper products, we combine bamboo with the bagasse pulp to give the strength necessary to produce the highest quality paper. The percentages of bamboo vary depending on products being produced.

The paper industry is the fourth largest contributor to greenhouse gas emissions among U.S. manufacturing industries and contributes 9% of the manufacturing sector's carbon emissions (Dan Shaply, “15 Facts about the Paper Industry…” October 2, 2007 (http://www.thedailygreen.com/environmental-news/latest/7447)). The following table gives a comparison of the environmental impacts of each category of paper production. The table gives data for the production of one ton of copy paper and the environmental impact each category has on our environment.

Table : Environmental Impacts

Per 1 Ton Finished Goods	Wood Use (Tons)	Net Energy (million BTUs)	Greenhouse Gasses(lbs. CO2 equivalent)	Wastewater(gallons)	Solid Waste (lbs.)
**Sugarmade™	-	10	1,957	3,953	72
*Virgin Pulp	4	32	6,023	22,219	1,922
*30% Recycled	3	29	5,235	18,665	1,697
*100% Recycled	-	22	3,396	10,372	1,171

*Data from EDF Paper Calculator (Environmental Paper Network Paper Calculator. (http://www.papercalculator.org)) **Internal Sugarmade Statistics

We believe that trends in government, corporate and consumer awareness of the environmental impacts of paper production will increase demand for alternative paper supplies which are more environmentally friendly.  Within the market for environmentally friendly paper, we believe that our tree-free products are unique in their low carbon footprint.  In addition, our relationship with SCPC gives us access to experience in manufacturing tree-free paper and the ability to reach commercial scale quickly.  It is important to note that the tree-free paper market in North America is relatively young with little publically available data on the size of the market in relation to the overall paper industry. At this time, there is only anecdotal data referencing the growing demand in the United States and abroad for paper products from tree-free sources.

Our Partner SCPC: License and Territory

SCPC is a 56 year-old contract manufacturer specializing in paper products.  SCPC, through subcontractors, converts plant material from the waste residuals of sugar cane (bagasse) and bamboo to commercial grade tree-free fibers.  SCPC’s processes are proprietary and patented and previously virtually all of its paper products were marketed and consumed in the Asian markets.  SCPC has been selling tree-free paper products into the Asian markets for over fifty years.

Under the LSA, we are the exclusive distributor for all of SCPC’s tree-free and bagasse-based products in the Americas, Europe, Australia and New Zealand (the “Territories”).  As its exclusive licensee, SCPC has also assigned us their relevant production patents in the Territories. Our exclusive distribution and license agreement for the Territories has an initial term of 20 years with a renewable option at our discretion for an additional 20 years.  Sugarmade has the right to request SCPC file for counterpart patent protection in Sugarmade’s territories and for copyright protection for the name “Sugarmade”, but we have not yet made such requests. We anticipate making such requests in the future.

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

1

Printing, Writing, and Copy Paper (4 SKU’s)

a.

Letter size – 8.5” x 11”

b.

Legal size – 8.5” x 14”

2

Industrial/Commercial Packaging (2 SKU’s)

a.

Corrugated box

b.

Industrial paper

3

Tissue (Bath/Kitchen) (7 SKU’s)

a.

Paper towels – multi-fold and roll

b.

Toilet paper – regular roll and jumbo (janitorial) roll

c.

Napkins – beverage, lunch, dinner

4

Tableware/Foodservice items (Plates, Cups, etc.) (18 SKU’s)

a.

Plates – 10.25”, 10”, 9” and 8.75” rounds with or without compartments

b.

Bowls – 24 oz., 20 oz., 16 oz., 12 oz. with lids

c.

Away from home – 9”, 6” clamshells with or without compartments

d.

Trays – assorted sizes and shapes based on requirements

Production and Logistics

SCPC’s main subcontracting facilities for manufacturing are located in the city of Jiangmen, in the province of Guangdong in the Peoples’ Republic of China.  Its operations include pulping (from locally available bagasse and bamboo) and conversion (from pulp to finished product).  Based on discussions with SCPC management, we believe that SCPC tree-free paper production, through current subcontractors is currently operating at roughly 28% capacity.  Further, Sugarmade and SCPC are evaluating other pulping and conversion facilities to augment or replace the current subcontractors.

After transport from the factory to the nearby port of Yan Tian, product is shipped to a warehouse located in Oakland, CA.  We have contracted for a warehousing facility that we use as a staging area for shipments throughout the U.S. as well as storage for inventory sold regionally. The third party warehouse can hold up to 2,000 shipping containers or 1.44 million cases of copy paper.

Between June 30, 2009 and June 30, 2011, the Company has purchased, sold or otherwise used approximately 49.85 metric tons of tree-free paper.

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

Intellectual Property

In conjunction with SCPC, we rely on a combination of trademark, patent laws, trade secrecy laws and contractual provisions to protect ours and SCPC’s intellectual property rights.  SCPC holds several patents in the People’s Republic of China related to the production of tree-free paper. Sugarmade has the right to request SCPC to file for counterpart patent protection in Sugarmade’s territories and for copyright protection for the name “Sugarmade,” but we have not yet made such requests. We anticipate making such requests in the future.  There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights.  In addition, there can be no assurance that other parties will not assert infringement claims against us, or that we may have to pursue litigation against other parties to assert our rights.  Any such claim or litigation could be costly and we may lack the resources required to defend against such claims.  In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, and profitably exploit our products.

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

There are a number of manufacturers deploying different techniques to develop environmentally sensitive paper products.  Based on feedback from customers and potential customers of environmentally sensitive paper products, we classify these manufacturers into the following four distinct categories:

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

We believe the products we acquire from SCPC are the only commercially scalable tree-free paper products able to meet U.S. customer product quality specifications (moisture content, multi-sheet feeding, etc.).  In addition, we believe that our competitors lack economical access to the hundreds of thousands of metric tons of bagasse and bamboo available to SCPC.  Through SCPC, we believe we can supply commercial quantities of our products.

Regulation

SCPC’s contract manufacturers are subject to extensive regulation by various Chinese national and local agencies concerning compliance with environmental control statutes and regulations.  The major environmental regulations applicable to SCPC’s contract manufacturers include:

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

•

The Law of PRC on the Prevention and Control of Solid Waste Pollution

•

The Law of PRC on the Prevention and Control of Noise Pollution

SCPC’s contract manufacturers are also subject to periodic inspections by local environmental protection authorities.  SCPC’s contract manufacturers have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations.  To our knowledge, SCPC’s contract manufacturers are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

These regulations impose limitations (including but not limited to effluent and emission limitations) on the discharge of materials into the environment as well as require SCPC to obtain and operate in compliance with conditions of permits and other governmental authorizations.  Future regulations could materially increase SCPC’s contract manufacturers’ capital requirements and certain of their operating expenses in future years. Such increases in SCPC’s contract manufacturers’ required outlays to comply with such regulation could result in higher costs being passed to our Company and could have a negative effect on the competitiveness of our product offerings.

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

Any interruption in delivery from our only supplier will impair our ability to distribute our products and generate revenues. We are dependent on a sole contractor—SCPC— and their third party suppliers for the production of our products. We have no manufacturing facilities and we rely on SCPC and their third party suppliers to provide us with an adequate and reliable supply of products on a timely basis. Any interruption in the distribution from SCPC and their suppliers could affect our ability to distribute our products. Additionally, SCPC and their suppliers are located in the People’s Republic of China (“PRC”). Any legislation or consumer preferences in the United States or other countries requiring products which are made in the United States or such other countries may have a material adverse impact on our sales and results of operations.

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

The costs of complying with environmental regulations may increase substantially and adversely affect our consolidated financial condition, liquidity or results of operations. SCPC’s third party suppliers are subject to various environmental laws and regulations that govern discharges into the environment and the handling and disposal of hazardous substances and wastes. Environmental laws impose liabilities and clean-up responsibilities for releases of hazardous substances into the environment. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. We cannot assure you that the relevant PRC government authorities will not determine that SCPC’s suppliers have failed to comply with certain laws or regulations. SCPC’s suppliers will likely continue to incur substantial capital and operating expenses in order to comply with current laws. Any future changes in these laws or their interpretation by government agencies or the courts may significantly increase SCPC’s suppliers’ capital expenditures and operating expenses and decrease the amount of funds available for investment in other areas of their operations. In addition, SCPC’s suppliers may be required to eliminate or mitigate any adverse effects on the environment caused by the release of hazardous materials, whether or not SCPC’s suppliers had knowledge of or were responsible for such release. SCPC’s suppliers may also incur liabilities for personal injury and property damages as a result of discharges into the environment. If costs or liabilities related to environmental compliance increase significantly for SCPC’s suppliers, such costs could be passed along to us in the form of higher prices paid for supplied materials. Our consolidated financial condition, liquidity or results of operations may be adversely affected in the event that we were forced to absorb such costs.

If SCPC or its contractors were to suffer a catastrophic loss, unforeseen or recurring operational problems at any of its facilities, we could suffer significant product shortages, sales declines and/or cost increases. The paper making and converting facilities as well as its distribution warehouses could suffer catastrophic loss due to fire, flood, terrorism, mechanical failure or other natural or human caused events. If any of these facilities were to experience a catastrophic loss, it could disrupt our supply of products for sale, delay or reduce shipments and reduce our revenues. These expenses and losses may not be adequately covered by property or business interruption insurance. Even if covered by insurance, our inability to deliver our products to customers, even on a short-term basis, may cause us to lose market share on a more permanent basis.

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

CAPITAL MARKET RISKS

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. There is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending OTC Bulletin Board stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock will continue to trade on OTC Bulletin Board or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

Part II

Item 5 – Market for Common Stock and Related Stockholder Matters and Issuer Repurchases of Equity Securities

Prior to July 15, 2011, our common stock traded under the symbol “DVOP. On June 24, 2011, we changed the legal name of our Company to Sugarmade, Inc. and as of the date hereof our common stock trades under the symbol “SGMD” on the OTCQB Markets and the OTC Bulletin Board.  The OTCQB and OTC Bulletin Board are quotation service that display real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  OTCQB displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The market is extremely limited for our stock and any prices quoted may not be a reliable indication of the value of our common stock.  The following table sets forth the high and low bid prices per share of our common stock by both the OTC Bulletin Board and OTCQB for the periods indicated. These prices reflect prices paid for our common stock prior to the Sugarmade Acquisition.

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

Part III

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

($)(4)

($)(4)

Comp ($)

($)

($)(1)

($)

Scott Lantz (3)

2011

132,500

-

742,785

-

-

-

5,004

880,289

2010

70,300

-

-

-

-

-

391

70,691

President/Chief Executive Officer/Director since May 9, 2011.

Kevin Russeth

2011

-

-

-

-

-

-

-

-

2010

-

-

-

-

-

-

-

-

President/Chief Executive Officer/Director from May 2008 through June 14, 2011.

Ethan Farid Jinian (3)

 2011

0

-

-

-

-

-

-

2010

50,000

-

-

-

-

-

-

50,000

President/Chief Executive Officer/Director of Sugarmade-CA from October 1, 2009 through December 9, 2009.

(1)

– All other compensation consists of health insurance reimbursed by our Company on behalf of the individual.

(2)

– Fiscal year ended June 30th.

(3)

Includes compensation paid by our subsidiary Sugarmade-CA.

(4)

Refer to “Stock based compensation,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on September 28, 2011 for the relevant assumptions used to determine the valuation of our option/warrant awards.

]

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

In April 2011, the Company issued stock options for 920,000 shares as follows:

	Number of options	Exercise price	Vesting
Directors	325,000	$1.25	Immediate to monthly over 3 years
Non-executive officers	500,000	$1.25	25% immediately, remainder monthly over 3 years
Other employees/consultants	95,000	$1.25	Immediate to monthly over 3 years
Total	920,000

On May 27 2011, the company issued warrants for 189,000 shares to non-executive officers and other employees as follows:

	Number of Warrants	Exercise price	Vesting
Non-executive officers	100,000	$1.25	25% immediately, remainder monthly over 3 years
Other employees/consultants	89,000	$1.25	Monthly ranging from 3 months to 3 years.
Total	189,000

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

2011 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clifton Leung (4)		240,000					240,000
Sandy Salzberg (2)			17,500				17,500
C. James Jensen (3) (5)		30,000	13,000				43,000
Ed Roffman (3) (6)		30,000	13,000				43,000

(1)

Options granted vest monthly over a three year period beginning on the date of the grant. Exercise price $1.25 per share.

(2)

Stock option awards for a total of 125,000 shares.

(3)

Stock option award for 100,000 shares.

(4)

Stock grant for 800,000 shares for past services rendered.

(5)

Stock grant for 100,000 shares for sales and distribution assistance subject to repurchase over 24 months.

(6)

Stock grant for 100,000 shares for being chairman of audit committee, subject to repurchase over 36 months

Stock Option Plan

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

Transactions with Related Persons, Promoters and Certain Control Persons

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

•

On April 27, 2011, Sugarmade-CA entered into a sales and marketing consulting agreement with Mr. C. James Jensen, a member of our Board of Directors. As part of this agreement, Sugarmade-CA issued to Mr. Jensen 100,000 shares of its common stock (subject to a 2 year repurchase option) valued at $0.30 per share.  The company took a charge for $30,000 for this issuance.

•

On April 27, 2011, Sugarmade-CA issued 100,000 shares of common stock to Mr. Ed Roffman, a member of our Board of Directors, for services rendered as the Head of the Audit committee and financial expert. The shares issued are subject to a 3 year repurchase option by the company, valued at $0.30 per share.  The company took a charge for $30,000 for this issuance.

•

On April 27, 2011, Sugarmade-CA issued a total of 2,484,299 and 800,000 shares of common stock to Scott Lantz our Chief Executive Officer and Clifton Leung, a member of its Board of Directors, respectively, in exchange for nominal cash consideration.  The shares were valued at $0.30 per share.  The company took a charge for the shares issued to Mr. Lantz and Mr. Leung totaling $745,269 and $240,000 respectively.

•

On May 9, 2011 the Company completed the Cancellation Agreement with Kevin Russeth, Steven Davis and Jonathan Shultz.  At the time of the Cancellation Agreement, Mr. Russeth was our sole director and was our Chief Executive Officer and Chief Financial Officer.  In addition, each of Messrs. Russeth, Davis and Shultz were stockholders of our Company holding in excess of 10% of our outstanding common stock.  Under the terms of the Cancellation Agreement, Messrs. Russeth, Davis and Shultz cancelled 8,500,000 shares of our common stock held by them in exchange for Sugarmade-CA's agreement to consummate the transactions contemplated by the Exchange Agreement and 200,000 warrants to purchase shares of our common stock.  The warrants are three year warrants to purchase common stock at a price of $1.25 per share.  Also under the terms of the Cancellation Agreement, Messrs. Russeth and Shultz agreed to redeem an aggregate of 262,500 shares of our outstanding common stock in exchange for cash payments aggregating to $210,000.

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

•

On October 26, 2009, Sugarmade-CA entered into an agreement with The Sugar Cane Paper Company (SCPC) for an exclusive license to sell SCPC’s products in North America.  Effective January 1, 2011, Sugarmade-CA entered into an Exclusive License and Supply Agreement (LSA) with SCPC which expanded our rights.  We are dependent on SCPC’s contract manufacturers to supply us with paper products and our costs of goods sold, exclusive of freight and transportation costs and inventory obsolescence are generally comprised of payments to SCPC for our products.  The LSA includes an initial line of credit of $2 million, with the potential to increase this line to $20 million. Sugarmade will be invoiced upon delivery, with payment due within thirty (30) days of receipt of payment from Sugarmade customer. The line of credit is interest free.  Clifton Leung, a director and greater than 5% stockholder in our Company is the Chief Executive Officer and 100% owner of SCPC.

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

•

In December 2010, Sugarmade-CA received short term loans from various shareholders totaling $50,000 at zero percent interest and reflected in the Company’s December 31, 2010 Balance Sheet as Loans Due to Shareholders.  These loans were subsequently paid back in January 2011.

•

From January to May 2010, Sugarmade-CA paid $18,000 in cash to its former Chairman of the Board for his services as a director.  During the years ended June 30, 2011 and June 30, 2010, no other member of our Boards of Directors received any cash compensation for his services as a director.

•

In April 2010, Sugarmade-CA received an interest free loan in the amount of $16,300 from Clifton Leung, a director and greater than 5% stockholder of our company.  As of June 30, 2011, a balance of $5,800 remained due to Mr. Leung.

•

On October 28, 2009, Sugarmade-CA received a short-term loan in the amount of $15,000 from Stephen Pinto, a former director, chairman of the board and greater than 5% shareholder.  The loan was subsequently paid back in full on January 25, 2010.

•

On October 26, 2009, Sugarmade-CA issued a convertible note in the amount of $340,000 to Mr. Steve Pinto, a former director, chairman of the Board and greater than 5% shareholder, in exchange for cash loaned to the company.  On January 15, 2010, the company repaid $108,000 of this loan to Mr. Pinto and on June 26, 2010, the company repaid another $108,000 of this loan.  On April 22, 2011, the remaining balance of $124,000 was converted to 91,852 shares of the company’s common stock.  From October 26, 2002 to April 22, 2011, the company paid a total of $38,312 in interest payments to Mr. Pinto.

•

On April 27, 2011, Sugarmade-CA issued two-year warrants to purchase up to 600,000 shares of our common stock with an exercise price of $1.25 per share to George Mainas, Kevin Kearney and Garrett Cecchini in exchange for consulting services performed on its behalf.

•

On October 26, 2009, Sugarmade-CA (operating at the time as Simple Earth, Inc.) acquired all of the outstanding common stock of Sugarmade, Inc. (“SMI”), a California corporation incorporated to import, sell and distribute sustainable and environmentally friendly non-tree-based paper products from SCPC. We paid cash totaling $340,000; 2) a note payable totaling $60,000; and 3) 10% of the then outstanding common stock of our Company or 72,973 shares (with a nominal value at the date of acquisition of $.001 per share).  Additionally, we are required to pay up to two additional earn-out payments of $200,000 to the seller of SMI: 1) if net income equals or exceeds $10 million in 2011; and/or 2) if net income exceeds $11 million in 2012.

•

On October 26, 2009, Sugarmade-CA issued a note payable to SCPC totaling $60,000 as part of the acquisition of SMI (noted above).  The note was originally issued for a six month term at an interest rate of 4% per annum.  The note remaining outstanding until February 17, 2011, when SCPC forgave the note payable and accrued interest totaling $63,121.  No interest was ever paid on the outstanding note.

•

On November 22, 2010, Sugarmade-CA entered into an agreement with George Mainas and Garrett Cecchini for consulting services performed on its behalf in exchange for 500,000 shares of common stock which were issued on May 9, 2011.  The shares were valued at $0.80 per share and the company took a charge for $200,000 for each of the issuances to Mr. Mainas and Mr. Cecchini.

Director Independence

The Board has determined that Messrs. Salzberg, Jensen and Roffman are independent as the term "independent" is defined by the rules of NASDAQ Rule 5605.

Part IV

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

31

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (5)

(1)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on April 27, 2011.
(2)	Incorporated herein by reference to the registrant's Form 10 filed with the SEC on March 14, 2008.
(3)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 13, 2011.
(4)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the SEC on September 28, 2011
(5)	Filed as an Exhibit to this report

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

By: /s/ SCOTT LANTZ

Scott Lantz, President, Chief Executive Officer (principal executive officer), Chief Financial Officer (principal accounting officer)

March 13, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated on March 13, 2012.

Signature	Title
/s/ SCOTT LANTZ Scott Lantz	Director
/s/ CLIFTON KUOK WAI LEUNG* Clifton Kuok Wai Leung	Director
/s/ C. JAMES JENSEN* C. James Jensen	Director
/s/ SANDY SALZBERG* Sandy Salzberg	Director
/s/ ED ROFFMAN* Ed Roffman	Director

*By Scott Lantz, Attorney-In-Fact

Exhibit 31

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Lantz, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A of SugarMade, Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Dated:	March 13, 2012	/s/ Scott Lantz
Scott Lantz
Chief Executive Officer and principal financial officer