Form 10-Q
period 2012-03-31
Sugarmade, Inc.
filed 2012-05-15
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

At May 14, 2012 there were 10,238,000 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2012

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2012 and June 30, 2011

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended March 31, 2012 and 2011

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31, 2012 and 2011

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –

Quantitative and Qualitative Disclosures about Market Risk

Item 4 –

Controls and Procedures

PART II: Other Information

Item 1 –

Legal Proceedings

Item 1A –

Risk Factors

Item 2 –

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 –

Defaults upon Senior Securities

Item 4 –

Mine Safety Disclosures

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

Sugarmade, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	June 30, 2011

Assets
Current assets:
Cash	$478,056	$1,606,764
Accounts receivable	56,331	8,081
Inventory, net of reserves for obsolescence of $ - ($15,321 at June 30, 2011)	121,751	-
Other current assets	255,367	-

Total current assets	911,505	1,614,845

Equipment, net	26,021	-
License and supply agreement with Sugar Cane Paper Co., Ltd., net of
accumulated amortization of $44,473 ($30,671 at June 30, 2011)	323,584	337,386
Other assets	3,994	3,994

	$1,265,104	$1,956,225

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities, including amounts due to related
parties of $5,800 ($7,668 at June 30, 2011)	$235,366	$143,070
Notes payable due to bank	50,000	-
Accrued compensation and personnel related payables	46,559	45,258

Total current liabilities	331,925	188,328

Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued
and outstanding)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 10,738,000
shares issued and outstanding)	10,738	10,256
Additional paid-in capital	7,960,777	5,944,872
Prepaid stock compensation	-	(368,000)
Accumulated deficit	(7,038,336)	(3,819,231)

Total stockholders' equity	933,179	1,767,897

	$1,265,104	$1,956,225

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011

Sales revenues, net	$84,498	$1,538	$123,996	$26,531

Cost of goods sold:
Materials and freight costs	69,207	1,344	82,589	26,449
Provision for inventory obsolescence	-	15,195	-	32,634

	69,207	16,539	82,589	59,083

Gross margin	15,291	(15,001)	41,407	(32,552)

Operating expenses:
Selling, general and administrative expenses	634,962	238,311	3,246,786	435,351
Amortization of license and supply agreement	4,601	4,601	13,802	13,802

Total operating expenses	639,563	242,912	3,260,588	449,153

Loss from operations	(624,272)	(257,913)	(3,219,181)	(481,705)

Nonoperating income (expense):
Interest expense:
Related parties	-	(4,341)	-	(14,223)
Other	(1,146)	(22,704)	(1,146)	(68,067)

Interest income:
Interest income from shareholder note receivable	-	6,349	-	17,760
Other	-	-	1,222	15

Total nonoperating income (expense)	(1,146)	(20,696)	76	(64,515)

Net loss	$(625,418)	$(278,609)	$(3,219,105)	$(546,220)

Basic and diluted net loss per share	$(0.06)	$(0.18)	$(0.31)	$(0.35)

Basic and diluted weighted average common shares outstanding used in computing net loss
per share	10,372,000	1,576,214	10,294,385	1,576,214

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended March 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(3,219,105)	$(546,220)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of license and supply agreement	13,802	13,802
Depreciation expense	1,122	-
Share based compensation	184,177	-
Issuance of common stock for services	1,590,950	-
Interest income from note receivable from stockholder	-	(17,760)
Changes in operating assets and liabilities:
Accounts receivable	(48,250)	7,082
Inventory	(121,751)	54,618
Other assets	(255,367)	(17,796)
Accounts payable and accrued liabilities	92,296	142,268
Accrued interest	-	(7,176)
Accrued compensation and personnel related payables	1,301	21,457

Net cash used in operating activities	(1,760,825)	(349,725)

Cash flows from investing activities:
Additions to property and equipment	(27,143)	-
Reductions to notes receivable from stockholder	-	6,001

Net cash (used in) provided by investing activities	(27,143)	6,001

Cash flows from financing activities:
Proceeds from issuances of common stock and warrants	609,260	-
Escrowed prepayments for common stock	-	172,750
Additions to convertible notes payable	-	138,000
Additions to notes payable due to bank	50,000	-

Net cash provided by financing activities	659,260	310,750

Net change in cash during period	(1,128,708)	(32,974)

Cash, beginning of period	1,606,764	41,610

Cash, end of period	$478,056	$8,636

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,146	$92,266

Noncash investing and financing transactions:
Forgiveness of note payable and accrued interest due to shareholder	$-	$62,800

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which contains our audited financial statements and notes thereto, together with the Management’s Discussion  and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2011. The interim results for the period ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA.  All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, our auditors raised concerns about our ability to continue as a going concern in their opinion on our financial statements at and for the year ended June 30, 2011.  Additionally, we have incurred significant net losses through March 31, 2012.  This factor and others raise a substantial doubt about our ability to continue as a going concern.  We are dependent upon achieving sufficient future profitable operations and/or procuring additional debt financing or sales of equity securities in order to meet our operating cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund the operations of our Company significantly beyond June 30, 2012. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

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

During fiscal 2011, our Company changed the product packaging of its copy and printing paper, rendering the then existing inventory as obsolete and resulting in the write-off of the remaining inventory as of March 31, 2011.  During the quarter ended September 30, 2011, our Company sold its remaining inventory as a one-time sale to a retailer specializing in the liquidation of excess inventory.  As a result for the nine months ended March 31, 2012, our sales revenues and cost of goods sold reflect the sale of this liquidated inventory with no corresponding cost of goods sold.

Cash

From time to time, we may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts).  We have not experienced any losses with respect to cash.  Management believes our Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

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

From time to time, we may have a limited number of customers with individually large amounts due.  Any unanticipated change in a customer’s creditworthiness could have a material effect on our results of operations in the period in which such changes or events occurred.  Accounts receivable at March 31, 2012 and June 30, 2011 were minimal and we had no allowance for doubtful accounts at either March 31, 2012 or June 30, 2011.

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market.  We value inventories using the weighted average costing method.  We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value.  We had no valuation reserves against inventory at March 31, 2012 and such reserves totaled $15,321 at June 30, 2011 (the entire balance of inventory at June 30, 2011).  Our Company consigns inventory to one of our customers on a consignment basis until ultimately sold to the consignee’s customers.  The value of consigned inventory is reflected in our Company’s financial statements as inventory.

Other current assets

Other current assets consist mainly of funds prepaid for the purchase of inventory totaling $246,500 at March 31, 2012.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Items of equipment with costs greater than $1,500 are capitalized and depreciated on a straight-line basis over their estimated useful lives ranging from 3-7 years.

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

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

Stock based compensation

Stock based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award).  We estimate the fair value of employee stock options granted using the Black-Scholes-Merton Option Pricing Model. Key assumptions used to estimate the fair value of stock options will include the exercise price of the award, the fair value of our common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our common stock.  We use comparable public company data among other information to estimate the expected price volatility and the expected forfeiture rate.

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

Fair value of financial instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•

Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

Intangible assets

We have intangible assets related to the exclusive license and supply agreement with Sugar Cane Paper Company.  Our Company recorded the exclusivity agreement at fair value.  The exclusivity agreement will be amortized on a straight line basis over the life of the agreement, or twenty years.  Amortization expense recorded for each of the three and nine months ended March 31, 2012 was $4,601 and $13,802, respectively.

Advertising

To the extent present in the future, we will expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

Customer concentration

During the three and nine months ended March 31, 2012, our Company’s earned revenues of $84,498 and $123,996, respectively. A significant portion of the Company’s revenue is derived from a small number of customers. For the three and nine months ended March 31, 2012, sales to five of the Company’s customers accounted for 95% and 94% of net sales, respectively.  Additionally, for the three and nine months ended March 31, 2012, no one customer accounted for more than 32% and 22% of net sales, respectively.

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

Recently issued and adopted accounting pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) are subject to change.  Changes in such standards may have an impact on our Company’s future financial statements.  The following are a summary of recent accounting developments.

In June 2011, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (“ASU”), 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This ASU is effective for interim and annual periods beginning after December 15, 2011. This ASU did not have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which converges common fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

2.

Acquisition of Sugarmade-CA and related financing activities

On April 23, 2011, we entered into the Exchange Agreement with Sugarmade-CA.  Under the terms of the Exchange Agreement, we acquired all of the outstanding stock of Sugarmade-CA (the "Exchange").  Upon the closing of the Exchange on May 9, 2011, Sugarmade-CA became a wholly-owned subsidiary of our Company.

Under the terms of the Exchange Agreement, Sugarmade-CA’s shareholders exchanged all of their shares of stock on a one-for-one basis for a total of 8,864,108 shares of our common stock.  In connection with the Exchange Agreement and effective at the closing of the Exchange transaction, our previous three principal shareholders agreed to enter into a Share Cancellation Agreement pursuant to

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

which 8,762,500 shares held by them were canceled or redeemed in exchange for our Company’s payment of $210,000, the issuance of 200,000 two-year warrants to purchase our common stock at $1.25 per share, and certain registration rights.

Prior to the closing of the Exchange, our Company had no operations and was a “shell” company.  Accordingly, the transaction was accounted as a reverse-merger and our financial statements reflect the financial position and operations of Sugarmade-CA for all periods presented as if it was the acquiring entity in the Exchange.

3.

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000.  The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of March 31, 2012).  This borrowing facility is renewed annually and our Company is required to maintain a separate demand deposit account with HSBC with a minimum balance equal to the outstanding borrowing.  In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate.   As of March 31, 2012, the loan’s interest rate was three and one half percent (3.5%) and our Company has drawn down $50,000 loan balance on the line.

4.

Stockholders’ equity

Issuance of common stock and warrants for cash

On March 7, 2012, our Company’s Board of Directors approved the sale of up to $1,500,000 of our Company’s common stock and warrants to purchase common stock at $2.25 per unit.  Each unit consists of (i) one share of our Company's common stock; and (ii) two-year term warrants to purchase the amount of shares of common stock equal to 80% of the number of units purchased.  Each warrant was issued with a fixed exercise price of $.01 per share.  As of March 31, 2012, our Company raised $607,500 through the sale of 270,000 units and the commensurate exercise of 176,000 warrants for additional cash proceeds totaling $1,760.

Issuance of common stock for services

In May 2011, we issued 500,000 shares of common stock to an individual as consideration for consulting services.  We recorded a prepaid stock compensation in connection with the shares granted totaling $400,000 based on the estimated value of the underlying shares of stock at the time of their issuance to the consultant.  The grant was originally scheduled to vest evenly on a monthly basis over two years through May 2013, however our Company vested all of the remaining unvested shares in December 2011.    The prepaid stock compensation from the grant was charged to operations at the time that shares were vested at the fair market value of the vesting shares at the time of their vesting.  Prepaid stock compensation was originally amortized proportionally over the expected vesting term of the shares at the time the shares were vested, with the difference being recorded as additional paid-in capital.  During the nine months ended March 31, 2012, we recorded noncash charges totaling $1,547,000 in connection with this stock issuance which is included in selling, general and administrative expense in the accompanying statement of operations.  No such expenses were incurred for this issuance for the three months ended March 31, 2012.

On January 19, 2012, our Company issued 36,000 shares of restricted common stock to one of its board members in exchange for additional advisory services in the area of finance and financial reporting.  The shares vest over one year and any unvested shares are subject to repurchase by our Company should the recipient cease to provide for the contracted services.  For the three and nine months ended March 31, 2012, the Company incurred a charge totaling $43,950 related to this issuance.

Stock options

On April 27, 2011, our Company’s Board of Directors approved the adoption of the 2011 Stock Option/Stock Issuance Plan (the “2011 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2011 Plan.  The 2011 Plan provides for the issuance of both non-qualified stock options and incentive stock options (“ISOs”), and permitted grants to employees, non-employee directors and consultants of our Company.   Generally, stock option grants under the 2011 Plan will vest over a period of up to four years and have a term not to exceed 10 years, although the Plan Administrator has the discretion to issue option grants with varying terms and vesting periods.

Through March 31, 2012, we have a total of 1,131,462 incentive and nonqualified stock options granted and outstanding under the Plan. All of our outstanding options have terms of between five and ten years.  During the three and nine months ended March 31, 2012, we recognized share based compensation expense totaling $66,695 and $119,337, respectively, related to stock options granted through that date.

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

Other outstanding warrants

We have 2,185,600 outstanding warrants issued in connection with the sale of our common stock during the year ended June 30, 2011 and 40,000 outstanding warrants issued in connection with the sale of our common stock during the three months ended March 31, 2012.

Outstanding warrants from all sources have terms ranging from two to five years with certain of the warrants carrying registration rights of the underlying shares of common stock.  The number of shares of common stock subject to exercise and the exercise price of all options and warrants outstanding at March 31, 2012 is as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
2,805,600	$1.45	2,805,600	4th Qtr, 2013
200,000	1.25	200,000	4th Qtr, 2014
12,500	2.00	12,500	1st Qtr, 2015
40,000	0.01	40,000	3rd Qtr, 2015
30,000	1.25	30,000	4th Qtr, 2016
1,079,000	1.25	552,015	4th Qtr, 2021
175,000	3.73	-	1st Qtr, 2022
35,000	3.00	-	2nd Qtr, 2022
1,462	3.25	1,462	3rd Qtr, 2022
4,378,562		3,641,577

Stock based compensation

Results of operations for the three and nine months ended March 31, 2012 include share based compensation costs totaling $71,476 and $184,177, respectively, charged to selling, general and administrative expenses.  For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations during the three months ended March 31, 2012:

Expected life (in years)	4.93 years
Weighted average volatility	101.6%
Forfeiture rate	- %
Risk-free interest rate	2.06%
Expected dividend rate	- %

The weighted average expected option and warrant term for director and employee stock options granted reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 110/107 as amended, Share-Based Payment (SAB 110/107 as amended). The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all options. We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on the historical volatility of our stock as well as those of a peer group. We estimated the forfeiture rate based on our expectation for future forfeitures and we currently expect substantially all options and warrants to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at or near the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

As of March 31, 2012, $501,214 of unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average remaining period of 11.95 months.  The following is required disclosure in connection with stock options and warrants (which resulted in share based compensation charges) as of March 31, 2012: 1) weighted average exercise price - $1.51; 2) weighted average remaining contractual term vested and outstanding options – 57.8 and 77.7 months, respectively; 3) aggregate intrinsic value of outstanding and exercisable options and warrants - $3,477,375 and $2,414,655, respectively; 4) weighted average grant date fair value of options and warrants granted - $2.20 per share; and 5) weighted average fair value of options and warrants vested - $0.18 per share.

Sugarmade, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

The exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at March 31, 2012:

Exercise Price	Number of Options or Warrants
$1.25	1,709,000
1.50	20,000
2.00	12,500
3.00	35,000
3.25	1,462
3.73	175,000
1,952,962

A summary of the status of our non-vested options and warrants as of March 31, 2012 and changes during the three months then ended is as follows:

Shares
Non-vested outstanding, December 31, 2011	803,695
Granted	236,462
Vested	(303,172)
Non-vested outstanding, March 31, 2012	736,985

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at March 31, 2012:

Stock options outstanding	1,131,462
Stock options available for future grant under the 2011 Plan	368,538
Warrants	3,247,100

Total common shares reserved for future issuance	4,747,100

5.

Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance to total approximately $6,800,000 and $2,700,000, respectively, as of March 31, 2012.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the Sugarmade-CA acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL will likely expire unused.

6.

Subsequent events

Effective May 11, 2012, the Company entered into a Share Cancellation Agreement with Clifton Leung, a director and shareholder of the Company, pursuant to which Mr. Leung agreed to the cancellation of 500,000 shares of Company common stock held by him.  This summary of the Share Cancellation Agreement is qualified in its entirety by reference to the agreement which is filed as an exhibit to this report

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Revenues

Our Company had revenues totaling $84,498 and $123,996 for the three and nine months ended March 31, 2012, respectively, compared to $1,538 and $26,531, respectively for the three and nine months ended March 31, 2011. Our third quarter fiscal 2012 increase in revenues reflected increased revenue from existing customers as well as several new customers.  While we are experiencing revenue and customer growth, this is a relatively new product offering with significantly different characteristics compared with existing paper products on the market, and there can be no assurance about whether or when our products will generate sufficient sales volumes with adequate margins in order for our Company to be profitable.

Cost of goods sold

Our Company recorded cost of goods sold for the three months ended March 31, 2012 of $69,207 compared to negligible cost of sales for the three months ended March 31, 2011 (and an inventory obsolescence charge in 2011 of $15,195).  For the nine months ended March 31, 2012, we recorded costs of goods sold of $82,589 compared to $26,449 for the nine months ended March 31, 2011 (excluding a provision for inventory obsolescence of $32,634).  For the first fiscal quarter of 2012, we sold our remaining previously written off inventory as a one-time sale to a retailer specializing in the liquidation of excess inventory.  As a result, our company did not record cost of sales for first fiscal quarter of 2012, resulting in lower than normal cost of sales for the nine months ended March 31, 2012.

Gross margin

Gross margin was $15,291 or 18% of sales for the three months ended March 31, 2012 compared to negative margins ($15,001) for the corresponding period in fiscal 2011 (consisting entirely of a $15,195 provision for inventory obsolescence ).  For the nine months ended March 31, 2012, gross margins totaled $41,407 compared to negative margins of ($32,552) for the first nine months of fiscal 2011.  The negative margin for the nine months ended March 31, 2011 consisted entirely of a provision for inventory obsolescence totaling $32,634.  We do not believe that our gross margin percentage realized to date is indicative of anticipated future results due to relatively low product sales volumes experienced to date and the fact that a portion of our revenues in the early part of fiscal 2012 came from previously written off inventory.

Selling, general and administrative expenses

For the three and nine months ended March 31, 2012, selling, general and administrative expenses totaled $634,962 and $3.246,786 respectively, compared to $238,311 and $435,351 for the three and nine months ended March 31, 2011.  The third fiscal quarter and year-to-date ending March 31, 2012 included non-cash related charges for stock compensation and consulting expenses of $115,426 and $1,775,127, respectively (no such expenses were incurred during the same periods in the prior fiscal year).  Payroll and related expenses including noncash items totaled $328,976 and $908,677 during the three and nine months ended March 31, 2012, respectively, compared to $62,500 and $133,750 for the three and nine months ended March 31, 2011, respectively.  Consulting expenses including noncash items totaling $119,135 and $1,879,680 during the three and nine months ended March 31, 2012, respectively, compared to $119,400 and $208,187 for the three and nine months ended March 31, 2011, respectively.

Legal and auditing expenses totaled $23,263 and $97,858 during the three and nine months ended March 31, 2012, respectively, while legal and auditing expenses for the three and nine months ended March 31, 2011 totaled $36,027 and $54,440, respectively.  Travel expenses were $36,978 and $112,523 during the three and nine months ended March 31, 2012, respectively.  For the three and nine months ended March 31, 2011, travel expenses totaled $12,108 and $17,254 respectively.   The substantial increase in all of our expenses for the quarter and year-to-date periods ended March 31, 2012 as compared to corresponding periods in the prior fiscal year resulted primarily from our Company’s non-cash charges for compensation and consulting, added infrastructure and the resulting increase of sales related activities.

Amortization of license and supply agreement

We recognized amortization of our license and supply agreement with Sugar Cane Paper Company (“SCPC”) totaling $4,601 and $13,802 during both the three and nine months ended March 31, 2012 and 2011, respectively.  The amortization represented the recognition of the cost of the SCPC agreement over its initial twenty year term on a straight line basis.

Interest expense and interest income

Our Company incurred minimal interest expense during the three and nine months ended March 31, 2012 as compared to $27,045 and $82,290, respectively, for the three and nine months ended March 31, 2011.  Interest expense in fiscal 2011 was primarily the result of amounts accrued and paid in cash under notes payable outstanding through April 2011.  All notes payable outstanding during fiscal 2011 were either converted or paid off from the proceeds of an equity offering in fiscal 2011.  Our Company had no interest income in the third quarter of fiscal 2012 and $1,222 during the nine months ended March 31, 2012.  Interest income for the three and nine months ended March 31, 2011 totaled $6,349 and $17,775, respectively.  Interest income in the third fiscal quarter and year-to-date period ending March 31, 2011 was derived almost exclusively from a note receivable due from a stockholder and former officer of our Company.

Net loss

Our net loss totaled $625,418 and $3,219,105, respectively, for the three and nine months ended March 31, 2012 compared to $278,609 and $546,220 for the corresponding periods in the prior year.  As mentioned previously, noncash amounts included in our net loss for the three and nine months ended March 31, 2012 of $115,426 and $1,775,127, respectively, accounted for the majority of the our net loss. The remainder of our net loss was generated as our Company primarily focused its activities on establishing relationships with our supplier and potential customers, recruiting an executive management team and sales staff and instituting systems to control and grow our future operations.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity, warrants and (prior to our acquisition of Sugarmade-CA) convertible notes payable.  As of March 31, 2012, our Company had cash totaling $478,056, current assets totaling $911,505 and total assets of $1,265,104 (including $323,584 in net intangible assets related to the license and supply agreement with SCPC).  Included in other assets was $246,500 of funds expended for prepaid inventory.  We expect such funds to be returned to us from our operating credit facility with SCPC in the fourth quarter of fiscal 2012.  We had total liabilities of $235,366 (all current) and working capital of $579,580.  Stockholders’ equity totaled $933,179 at March 31, 2012.

Net cash used by operating activities was $1,760,825 for the nine months ended March 31, 2012, an increase of $1,411,100 from the $349,725 used during the nine months ended March 31, 2011.  The increase of net cash used by operating activities was related to increased activities incurred in ramping up our business operations over the previous year.

There were $27,143 of net cash flows used for investing activities during the nine months ended March 31, 2012 related to our purchase of computer and testing equipment.  The inflows for investment activities of $6,001 during the nine months ended March 31, 2011 related to additional advances to a shareholder and former officer under a note receivable totaling $169,000 (the balance of which along with related accrued interest was written off in April 2011).

For the nine months March 31, 2012, there were cash flows from financing activities totaling $659,260.  These arose primarily due to proceeds from the sale of common stock and warrants to three investors for $609,260, as well as draws on our operating line of credit totaling $50,000.  Inflows from financing activities for the nine months ended March 31, 2011 related to short term shareholder loans as well as additional convertible notes issued during this period.

As part of our license and supply agreement with SCPC, we have an operating credit facility whereby we estimate that we will be able to finance the purchase of substantially all of our Company’s products for resale during fiscal 2012 from them on an interest-free basis.  Qualifying orders placed with SCPC are not required to be paid for by our Company until up to thirty days after we receive payment from our customers.  This operating credit facility is intended to allow us to grow our business quickly without the capital constraints posed by the need for financing our accounts receivables and inventory requirements.  Material terms of our operating credit facility under our license and supply agreement with SCPC include: 1) a term expiring on December 31, 2030; 2) an initial ceiling to borrowings under the agreement of $2 million which may be increased by SCPC to a maximum of $20 million based upon the demonstration of our sales and operating performance and need; and 3) terms allowing payment to SCPC for product within 30 days of our Company’s receipt of payment from its customer.

Our capital requirements going forward are expected to consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  Our Company currently has a line of credit with a bank for $150,000 in order to allow us access to short term operating capital.  Other than the operating credit facility with SCPC and the bank line of credit, we do not have any credit arrangements or sources of liquidity immediately available to us.

As of the date of this report, we had a cash balance of approximately $270,000, not including $246,500 advanced as a refundable deposit for inventory that is expected to soon be reimbursed from our credit line with SCPC.  We do not currently estimate that these funds are adequate to meet our ongoing cash requirements for the next twelve months. Our management is currently planning to raise additional equity prior to our fiscal year end on June 30, 2012. However, there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure any necessary equity or debt financing, or the terms of any such financing transaction if one were to occur.  Should we be unable to secure any financing, the results could potentially threaten our plans for future growth or in more severe scenarios, threaten the continued operations of our Company.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our Company is exposed to risks associated with a highly concentrated customer base.  We sell our products to a large office supply company and regional distributors of paper and related products.  For the first nine months ended March 31, 2012, five customers accounted for 94% of our net sales.  In this environment, contracts or orders from a relatively limited number distributors or retailers have accounted for, and are expected to continue to account for, a substantial portion of our business, which may result in added complexities in managing customer relationships and transactions. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter-to-quarter and from year-to-year. If customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business.  Major customers may also seek, and on occasion receive, pricing, payment, or other commercial terms that are less favorable to our Company. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

FINANCIAL RISKS

Our current business plan requires that our Company raise additional equity in early 2012. We do not currently have sufficient revenues to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability in the future.  Our business plan requires that our Company needs to raise additional equity in early 2012.  Although our Company has started efforts to raise additional funds, we cannot provide any assurances as to whether we will be able to secure necessary financing, or the ultimate terms of any such financing transactions we may obtain.  Our failure to raise sufficient additional capital would seriously harm our business and operating results.  If we fail to raise sufficient additional capital in early 2012, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

If we cannot establish profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the nine months ended March 31, 2012 of approximately $3,219,000 (including non-cash related charges for stock compensation and consulting expenses of $1,775,127) and had negative cash flows from operations totaling nearly $1,761,000. For the year ended June 30, 2011, we incurred a net loss in excess of $3.3 million and had negative cash flows from operations in excess of approximately $900,000. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock

We are dependent upon SCPC and our borrowing arrangement with them in order to fund our working capital and liquidity requirements.  We have signed an agreement with SCPC to provide our Company favorable payment terms for sales made by our Company of their provided paper products.  Our plans going forward are dependent upon SCPC’s providing such financing upon the terms we have agreed to and there are currently no other alternate financing plans in place.  Should there be an interruption in either SCPC’s willingness or ability to provide such financing per the terms of the agreement, we could face a severe liquidity shortfall that could cause our Company’s operations to fail and which could consequently result in the loss of an investor’s investment with our Company.

Our financial statements have been prepared assuming that our Company will continue as a going concern. We have generated losses to date and have limited working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their most recent audit report for the fiscal year ended June 30, 2011. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

We are dependent for our success on a few key members of our management team. Our inability to retain those individuals would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team. Each of those individuals may voluntarily terminate his employment with our Company at any time. Were we to lose one or more of these key members, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

CAPITAL MARKET RISKS

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. There is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Markets or OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Markets or OTC Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending OTC Markets or OTC Bulletin Board stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock will continue to trade on the OTC Markets or OTC Bulletin Board or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

Item 2 –Unregistered Sales of Securities and Use of Proceeds

Between March 14, 2012 and May 11, 2012, the Company issued a total of 270,000 shares of common stock at $2.25 per share, and two-year warrants to purchase up to 216,000 shares of common stock at $.01 per share, to three accredited investors in exchange for gross proceeds totaling $607,500. Commensurate with the purchase, two of these accredited investors exercised their warrants to purchase 176,000 shares of common stock in exchange for gross proceeds totaling $1,760. The securities were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosures

None

Item 5 – Other Information

 Effective May 11, 2012, the Company entered into a Share Cancellation Agreement with Clifton Leung, a director and shareholder of the Company, pursuant to which Mr. Leung agreed to the cancellation of 500,000 shares of Company common stock held by him.  This summary of the Share Cancellation Agreement is qualified in its entirety by reference to the agreement which is filed as an exhibit to this report.

Item 6 – Exhibits

Exhibit

   Number

Description

   10.12

Share Cancellation Agreement with Clifton Leung dated May 11, 2012 (1)

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

Sugarmade, Inc., a Delaware corporation

By: /s/ SCOTT LANTZ

Scott Lantz, , Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

May 14, 2012

22