Form 10-K
period 2012-06-30
Sugarmade, Inc.
filed 2012-10-12
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No ☐

State issuer’s revenues for its most recent fiscal year: $141,750.

The aggregate market value of the voting and non-voting common equity on December 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) held by non-affiliates* of the registrant (based on the average bid and asked ($4.25) was approximately $25,073,177.   (See definition of affiliate in Rule 12b-2 of the Exchange Act.)Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At October 10, 2012, there were 10,538,526 shares outstanding of the issuer’s common stock, the only class of common equity.

SUGARMADE, INC.

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2012

TABLE OF CONTENTS

PART I

Item 1 - Business

Item 1A - Risk Factors

Item 1B- Unresolved Staff Comments

Item 2 - Properties

Item 3 - Legal Proceedings

Item 4 - Mine Safety Disclosures

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Item 6 - Selected Financial Data

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Item 8 - Financial Statements and Supplementary Data

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A - Controls and Procedures

Item 9B - Other Information

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships and Related Transactions and Director Independence

Item 14 - Principal Accountant Fees and Services

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Signatures

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained or incorporated by reference in this prospectus regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industry and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on the cover of this prospectus, or, in the case of forward-looking statements in documents incorporated by reference, as of the date of the date of the filing of the document that includes the statement. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this annual report under the caption "Risk Factors," above, and elsewhere in this annual report which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this annual report.

Item 1 - Business

As used in this annual report, the terms "we", "us", "our", and the "Company" means Sugarmade, Inc., a Delaware corporation or their management.

Business

We are a distributor of paper products that are derived from non-wood sources.  We believe that our Company has a unique advantage in the market to provide paper products derived from earth-friendly sources to corporations and consumers alike.  Our third party contract manufacturers’ use of agricultural residuals, namely bagasse (derived from sugar cane) and bamboo, as opposed to wood products, significantly reduces its manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products.  This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market.  Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products.

We are parties to an Exclusive License and Supply Agreement (“LSA”) with Sugar Cane Paper Company (“SCPC”), a company located in the People’s Republic of China.  SCPC is one of Sugarmade’s original contract manufacturers and SCPC is a holder of intellectual property rights and patents in the area of developing and manufacturing paper from non-wood sources.  Under the LSA, we hold the exclusive right to market, distribute and manufacture SCPC’s proprietary products in Europe, North, Central and South America, Australia and in other designated territories in the world.  We also obtained the rights (within the designated territories) to the Sugarmade™ brand name and trademarks.  Historically, Sugarmade has leveraged this relationship and corresponding agreement to initially insure production and management of its products. Presently, Sugarmade has been able to diversify its manufacturing and process management options to include other third party contract manufacturers.  As of June 30, 2012, our Company wrote off  the value of the LSA which was reported as an intangible asset in our prior annual and quarterly reports.

Throughout 2012, our Company gained substantial knowledge regarding manufacturing, quality control, process controls and vendor relationships with respect to the production of its paper products. Our Company has continued to refine and update its paper formulation and manufacturing processes to create an even higher quality paper that has broader applications in the US printing paper business. To accomplish this reformulation and process improvement, our Company worked directly and more closely with its third party contract manufacturers to align their processes with our updated and higher quality processes. Our Company now has more controls over quality, pricing, delivery and logistics and is no longer solely dependent on SCPC for management of its manufacturing process.

Pulp and paper manufacturing processes have not changed significantly for decades.  Most equipment and processes used today are still based primarily on tree-based inputs and require massive amounts of resources including water, energy and caustic chemicals. “World consumption of paper has grown 400 percent in the last 40 years. Now nearly 4 billion trees or 35 percent of the total trees cut around the world are used in paper industries on every continent.” (Source: Sam Martin, “Paper Chase” September 10, 2011 (http:// www.ecology.com/2011/09/10/paper-chase/))1  Over these last four decades, easily accessible and inexpensive sources of wood have continued to disappear.  Because of the rapid consumption of virgin forests in places as far apart as Canada and Southeast Asia, forest restoration has not been able to keep pace with the demand for wood products.

Loss of forests is not the only concern.  Deforestation releases an estimated 1.6 billion tons of carbon dioxide (CO2 - believed by many to be linked to global climate change) into the atmosphere every year.  Most people assume that greenhouse gases being released into the atmosphere are caused by burning oil and gas. But in fact between 25 and 30 percent of the greenhouse gases released into the atmosphere each year is caused by deforestation (Source: Christopher Matthews, “Deforestation causes global warming” September 4, 2006 (http://www.fao.org/newsroom/en/news/2006/1000385/index.html)). The pulp and paper industry is the third-largest industrial polluter in both Canada and the United States (Source: “Reforming the Paper Industry” September 19, 2006 (http://www.nrdc.org/cities/living/paper/default.asp)).  Worldwide, pulp and paper is the fifth largest industrial consumer of energy. In the United States it is second (Source: Carolina D’Souza, “Paper Goes Green” July 16, 2009 (http://archive.gulfnews.com/articles/09/07/13/10330811.html)).  Our Company offers an alternative to this situation through our ability to provide the developed world paper products without utilizing the deforestation, pollution and resource waste of current paper producing methods.

All our products are manufactured from 100% tree-free agricultural waste residues such as bagasse and bamboo.  Both sugar cane and bamboo can be harvested in 7-10 months (Source: “Sugarcane Growth Stages” April 08, 2009 (http://agropedia.iitk.ac.in/?q=content/sugarcane-growth-stages), Source: Phil Comer, “The Bamboo Growth Cycle” February 2, 2009).  This contrasts with trees that take a minimum of seven years before being ready for pulping and paper production. By utilizing bagasse and bamboo fibers for paper making, we can produce one ton of finished paper product for every one ton of raw material as contrasted to wood fiber which requires nearly four tons of raw material to produce one ton of finished products (Source: Phoebe Hall, “Words on Paper: Tree Free or Recycled?” May 11, 2005 (www.emagizine.com)).  Our process greatly reduces the carbon footprint and environmental damages from paper production.

History

Our Company was originally incorporated on June 5, 1986 in California as Lab, Inc. and later changed its name to Software Professionals, Inc. During this time our Company was in the software solutions business, developing, marketing, and supporting software products designed to automate the management of computer systems for commercial concerns.  On May 21, 1996, our Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation changing its name to Enlighten Software Solutions, Inc.  During August 2001, our Company filed a Form 15 for the purpose of deregistering its securities.  On September 13, 2001, our Company filed a voluntary petition under Chapter 7, in the U.S. Bankruptcy Court, Northern District of California.  On November 2, 2004, the Trustee filed its Report of Distribution and on January 4, 2005 a final decree was entered and the case was closed.  On or near July 10, 2007, we filed the requisite documents with the State of California for the purpose of reinstating our corporate charter.  On July 30, 2007, our Company through a series of transactions effectively reincorporated in the state of Delaware, while retaining the capital structure and number of shares outstanding of the previous California corporation.  On January 14, 2008, our Company officially changed its name to Diversified Opportunities, Inc.

On April 23, 2011, we entered into an exchange agreement (the “Exchange Agreement”) with Sugarmade, Inc., a California corporation (“Sugarmade-CA”), which is now our wholly-owned subsidiary. Under the terms of the Exchange Agreement, we acquired all of the outstanding stock of Sugarmade-CA (the "Exchange").  On May 9, 2011, our Company completed the Exchange.  Our Company then changed its name from “Diversified Opportunities, Inc.” to “Sugarmade, Inc.” on June 24, 2011. Our Company operates under Sugarmade-CA, which is a wholly owned subsidiary of our Company (references in this filing to our Company include the operations of Sugarmade-CA). Under the terms of the Exchange Agreement, Sugarmade-CA’s shareholders exchanged all of their shares of stock on a one-for-one basis for an aggregate of 8,864,108 shares of our common stock.  In connection with the Exchange Agreement and effective at the closing of the Exchange transaction, our previous three principal shareholders agreed to enter into a Share Cancellation Agreement pursuant to which 8,762,500 shares held by them were canceled or redeemed in exchange for our Company’s payment of $210,000, the issuance of 200,000 warrants to purchase our common stock at $1.25 per share, and certain registration rights.

History of Sugarmade-CA

From the legal incorporation of Sugarmade-CA in March 2009 through October 2009, activities were primarily limited to exploring strategic alternatives and related negotiations in connection with what was to become its future operating business. On October 26, 2009, Sugarmade-CA (operating at the time as Simple Earth, Inc.) acquired all of the outstanding common stock of Sugarmade, Inc. (“SMI”), a California corporation incorporated to import, sell and distribute sustainable and environmentally friendly non-tree-based paper products. SMI primarily sold its 100% tree free copy paper, as well as other 100% tree free paper products such as plates, bowls, napkins and toilet tissue.  SMI did not have a long history having been founded in May 2009, nor did it have significant sales of its products and was therefore in search of a sales outlet for its products when acquired by Sugarmade-CA.

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

The Industry and the Overall Market

Currently, the U.S. Pulp and Paper industry is estimated to be an almost $200 billion industry. The U.S. alone is estimated to consume over 100 million tons of paper products each year (Source: Martin, “Paper Chase”). Our areas of focus are::

•

Printing and writing paper (27% of total production);

•

Containerboard or corrugated boxes (29% of total production); and

•

Tissue (8% of total production).

Within each of these sectors, there are varying amounts of recycled materials that can be used in production. Tissue has an industry average of 45% recycled fibers. Containerboard averages 24% recycled fibers.  Printing and writing paper uses a scant 6% recycled fibers (Source: S. Kinsella et al, “The State of the Paper Industry”, 2007, Pg 17.).  We see a significant market opportunity to leverage our capabilities to eliminate tree materials included in these products.

The advent of the Internet and email would at first sight seem to argue for decreased paper consumption.  Many (including industry experts) forecasted that these technologies would lead to substantial reductions in the level of paper consumption.  The reality has been the opposite. Worldwide, paper constitutes approximately 42% of the wood harvested in the world (Source: “Paper Listening Study – Question 64” (http://www.conservatree.org/paperlisteningstudy/Forests/question64.html)).  The U.S. alone consumes nearly 30% of the world’s paper products.  The average American consumes over 749 pounds of paper per year, including the paper products that are the focus of our market strategy(Source: Martin, “Paper Chase”).

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

Tree-free paper (our Company’s product offering) is made from fibrous materials that contain high levels of cellulose. The sources of tree-free products are agricultural byproducts, also called residuals.   As a byproduct, residuals do not require dedicated farmland.  Aside from preserving forest and farmland, residuals also greatly reduce environmental impact because of the reduction of water required in paper production, the decreased energy required to break down the cellulose in tree-based materials and a reduction of air pollution from the use of previously burned byproducts. Unlike competing manufacturers, our paper products are elemental chlorine free, meaning that we use chlorine dioxide (ClO2) instead of elemental chlorine (Cl) gas in our manufacturing process.  Elemental chlorine (Cl) gas “…produce toxic chlorinated organic compounds, including chloroform, a known carcinogen. These compounds are released into waterways as effluent from the bleaching process, where they produce environmental damage.” (Source: Scott Beckner, “Paper Information and Resources: Chlorine-Free Paper” October 05, 2010 (http://www.calrecycle.ca.gov/paper/chlorinefree/default.htm)).

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

Table 1: Environmental Impacts

Per 1 Ton Finished Goods	Wood Use (Tons)	Net Energy (million BTUs)	Greenhouse Gasses (lbs. CO2 equivalent)	Wastewater (gallons)	Solid Waste (lbs.)
**Sugarmade™	-	10	1,957	3,953	72
*Virgin Pulp	4	32	6,023	22,219	1,922
*30% Recycled	3	29	5,235	18,665	1,697
*100% Recycled	-	22	3,396	10,372	1,171

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

Manufacturing

Through our third party contract manufacturers, our Company converts plant material from the waste residuals of sugar cane (bagasse) and bamboo to commercial grade tree-free fibers.  Our Company’s processes are proprietary and our Company is in the process of filing for a provisional patent in the US for its newest formulation and process changes surrounding its tree-free pulp and cut sheet printing paper product.

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

Through our third party contract manufacturers, our Company has access to readily available commercial scale for the production of tree-free products. Moreover, because metric ton quantities of sugar cane and bamboo residual waste material are locally available (in China) to SCPC for tree-free pulp, we see little risk of product supply constraints.  We believe that our strong vendor relationships, continuing relationship with SCPC, together with our third party contract manufacturers, new processes and formulation and access to source materials provides us with a substantial barrier to entry for potential competitors.

Products

To date, we have focused our sales and marketing efforts on the printing, writing and copy paper market.  As of the date of this report, our Company has letter size – 8.5” x 11”, legal size – 8.5” x 14”, A4 and roll stock offerings for printing, writing, and copy paper available for sale.

Over time, we plan to have a complete suite of tree-less paper products available for sale.  More specifically, our Company expects to have 32 separate SKU's (stock keeping units) of tree-free paper products in order to take advantage of all the products that can be produced by our third party contract manufacturers using our tree-free pulp in commercially scalable quantities.  These 32 SKU's are expected to break down into four (4) product categories:

1

Printing, Writing, and Copy Paper (4 SKU’s)

a.

Letter size – 8.5” x 11”

b.

Legal size – 8.5” x 14”

2

Industrial/Commercial Packaging (2 SKU’s)

a.

Corrugated box

b.

Industrial paper

3

Roll Stock

a.

Web Roll Printing

b.

Converting

c.

High Speed Printing Applications

4

Tableware/Foodservice items (Plates, Cups, etc.) (18 SKU’s)

a.

Plates – 10.25”, 10”, 9” and 8.75” rounds with or without compartments

b.

Bowls – 24 oz., 20 oz., 16 oz., 12 oz. with lids

c.

Away from home – 9”, 6” clamshells with or without compartments

d.

Trays – assorted sizes and shapes based on requirements

Production and Logistics Capabilities

Our Company’s main third party contract manufacturing facilities for are located in the cities of Jiangmen and Gaoming, in the province of Guangdong in the Peoples’ Republic of China.  These operations include pulping (from locally available bagasse and bamboo) and conversion (from pulp to finished product).  Based on assessment of our third party contract manufacturers’ capacities, we believe that Sugarmade’s tree-free paper production, through current subcontractors is currently operating at roughly 28% capacity. Further, Sugarmade and SCPC are evaluating other pulping and conversion facilities to augment the current subcontractors.

After transport from the factory to the nearby port of Yan Tian, product is shipped to a warehouse located in Oakland, CA or shipped directly to the customer.  We have contracted for a warehousing facility that we use as a staging area for shipments throughout the U.S. as well as storage for inventory sold regionally. The third party warehouse can hold up to 2,000 shipping containers or 1.44 million cases of copy paper.

Between June 30, 2009 and June 30, 2011, our Company has purchased, sold or otherwise used approximately 49.85 metric tons of tree-free paper.  For the year ended June 30, 2012, our Company purchased an additional 347 metric tons of tree-free paper.

Target Markets

Our initial target markets are office supply retailers and distributors, corporate entities and government agencies.  We are currently in advanced discussions with retailers and distribution channels that service the corporate market as well as a number of large government agencies.  A number of these potential distribution channels and customers are testing our products.  We believe that our products' unique focus on sustainability and carbon footprint reduction has a significant appeal to these customers.

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

Corporate Social Responsibility

Corporate Social Responsibility ("CSR") is the practice of corporate self-regulation integrated into an organization’s business model.  CSR takes into account the impact of business decisions on the environment, society, consumers, employees, stakeholders and other members of public sphere. Our Company proactively promotes the public’s interest by encouraging community growth and development, and voluntarily eliminating practices that harm the public sphere.  Through the deliberate inclusion of public interest into corporate decision-making, and honoring the triple bottom line, People, Planet, and Profitability, we hope to better our communities for generations to come.

B-Corporation Status

Our Company has been certified as a “B Corp” by B Lab. The B Corporation certification is a validation process that requires companies to report and verify that they meet the sustainable and stewardship goals that B Lab sets forth to become a B Corporation. The certification process includes requirements that we have certain internal policies and procedures, such as allowing employees to donate up to 45 hours per year of their time for community service, and other reporting, governance and management practices intended to promote social and environmental responsibility. The certification process does not require that we change our bylaws, articles or the legal rights or remedies of our shareholders.  Our Company B Corp status has been fully recertified effective August 2012.  We are one of only two publically held companies to earn this certification.  B Corporation certification lasts for a period of two years.

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

We believe the products we acquire from SCPC and their contract manufacturers are the only commercially scalable tree-free paper products able to meet U.S. customer product quality specifications (moisture content, multi-sheet feeding, etc.).In addition, we believe that our competitors lack economical access to the hundreds of thousands of metric tons of bagasse and bamboo available to SCPC’s contract manufacturers.  Through SCPC and their contract manufacturers, we believe we can supply commercial quantities of our products.

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

These regulations impose limitations (including but not limited to effluent and emission limitations) on the discharge of materials into the environment as well as require SCPC’s contract manufacturers to obtain and operate in compliance with conditions of permits and other governmental authorizations.  Future regulations could materially increase SCPC’s contract manufacturers’ capital requirements and certain of their operating expenses in future years. Such increases in SCPC’s contract manufacturers’ required outlays to comply with such regulation could result in higher costs being passed to our Company and could have a negative effect on the competitiveness of our product offerings.

Our Employees

We have approximately eleven full-time employees as of October 10, 2012.  None of our employees are subject to collective bargaining agreements.

Backlog

We do not have any material order backlog as of the date of this Annual Report.

Seasonality

We do not expect that our business will experience significant seasonality.

Item 1A – Risk Factors

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this herein before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the market price of our common stock could decline, and you may lose all or part of your investment. You should also read the section entitled "Special Notes Regarding Forward-Looking Statements" above for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

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

Any interruption in delivery from our suppliers will impair our ability to distribute our products and generate revenues. We are dependent on third party contract manufacturers for the production of our products. We have no manufacturing facilities and we rely on third party contract manufacturers to provide us with an adequate and reliable supply of products on a timely basis. Any interruption in the distribution from these suppliers could affect our ability to distribute our products. Additionally, our suppliers are located in the People’s Republic of China (“PRC”). Any legislation or consumer preferences in the United States or other countries requiring products which are made in the United States or such other countries may have a material adverse impact on our sales and results of operations.

Uncertainties with respect to the PRC legal system could limit the legal protections available for us to pursue any claim against our third party contract manufacturers, and therefore our ability to protect our contract rights. We rely on third party contract manufacturers for our supply of products. These third party suppliers operate entirely within the PRC. The PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us in the event that we needed to bring a claim against our suppliers. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States. Any litigation we may try to bring in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

If we fail to maintain satisfactory relationships with our larger customers, our business may be harmed. We do not have and are unlikely to enter into long-term fixed quantity supply agreements with our customers. Due to competition or other factors, we could lose future business from our customers, either partially or completely. Additionally, during our last fiscal year we produced certain batches of paper which did not meet the quality standards required by our customers which resulted in dissatisfaction by those customers.  This dissatisfaction may have also harmed our reputation and ability to sell our products to those customers and other customers in the future.  The future loss of one or more of our significant customers or a substantial future reduction of orders by any of our significant customers, or the unwillingness of a customer to purchase our products again due to concerns over the quality of the paper they previously purchased, could harm our business and results of operations. Moreover, our customers may vary their order levels significantly from period to period and customers may not continue to place orders with us in the future at the same levels as in prior periods. In the event that in the future we lose any of our larger customers, we may not be able to replace that revenue source. This could harm our financial results.

The costs of complying with environmental regulations may increase substantially and adversely affect our consolidated financial condition, liquidity or results of operations. Our Company’s third party contract manufacturers are subject to various environmental laws and regulations that govern discharges into the environment and the handling and disposal of hazardous substances and wastes. Environmental laws impose liabilities and clean-up responsibilities for releases of hazardous substances into the environment. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. We cannot assure you that the relevant PRC government authorities will not determine that our suppliers have failed to comply with certain laws or regulations. Our Company’s suppliers will likely continue to incur substantial capital and operating expenses in order to comply with current laws. Any future changes in these laws or their interpretation by government agencies or the courts may significantly increase our suppliers’ capital expenditures and operating expenses and decrease the amount of funds available for investment in other areas of their operations. In addition, our Company’s suppliers may be required to eliminate or mitigate any adverse effects on the environment caused by the release of hazardous materials, whether or not SCPC’s suppliers had knowledge of or were responsible for such release. Our suppliers may also incur liabilities for personal injury and property damages as a result of discharges into the environment. If costs or liabilities related to environmental compliance increase significantly for our suppliers, such costs could be passed along to us in the form of higher prices paid for supplied materials. Our consolidated financial condition, liquidity or results of operations may be adversely affected in the event that we were forced to absorb such costs.

If our third party contract manufacturers were to suffer a catastrophic loss, unforeseen or recurring operational problems at any of its facilities, we could suffer significant product shortages, sales declines and/or cost increases. The paper making and converting facilities of our third party suppliers as well as their distribution warehouses could suffer catastrophic loss due to fire, flood, terrorism, mechanical failure or other natural or human caused events. If any of these facilities were to experience a catastrophic loss, it could disrupt our supply of products for sale, delay or reduce shipments and reduce our revenues. These expenses and losses may not be adequately covered by property or business interruption insurance. Even if covered by insurance, our inability to deliver our products to customers, even on a short-term basis, may cause us to lose market share on a more permanent basis.

Our ability to protect the intellectual property and proprietary technology related to the production of our products is uncertain. Our future success may depend on our ability to protect the proprietary rights and the intellectual property upon which our tree-free products are based.  SCPC holds several patents in the People’s Republic of China related to the production of tree-free paper, and under the terms of our supply agreement with SCPC, we have the right to request SCPC to file for counterpart patent protection in

Sugarmade’s territories and for copyright protection for the name “Sugarmade,” but we have not yet made such requests. Should we make such a request to SCPC, any patent applications may not be issued as patents, or may not be issued in a form that will be advantageous to us, or we may not be able to obtain copyright protection for the name “Sugarmade”.  Additionally, our Company is in the process of applying for a provisional patent in the US to protect its new formulation and process for its most recent tree free pulp and paper product. Any patents obtained in the future may be challenged by re-examination or otherwise invalidated or eventually be found unenforceable.  Both the patent application process and the process of managing patent disputes can be time consuming and expensive.  Even if any patents were to be granted, competitors may attempt to challenge or invalidate the patents, or may be able to design alternative techniques or devices that avoid infringement of the patents, or develop products with functionalities that are comparable to the tree-free products which we sell. In the event a competitor infringes upon our intellectual property rights, litigation to enforce such rights or to defend patents granted (or to be granted) against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights.

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

FINANCIAL RISKS

Our current business plan requires that our Company raise additional equity by the end of 2012. We do not currently have sufficient revenues to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability in the future.  Our business plan requires that our Company needs to raise additional equity by the end of 2012.  However, there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure any necessary financing, or the terms of any such financing transaction if one were to occur.  Our failure to raise additional capital would seriously harm our business and operating results.  If we fail to raise additional capital by the end of 2012, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

If we cannot establish profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the year ended June 30, 2012 of nearly of $4,321,000 and had negative cash flows from operations in excess of $2,212,000. For the year ended June 30, 2011, we incurred a net loss in excess of $3.3 million and had negative cash flows from operations in excess of $930,000. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We are dependent upon our production credit borrowing arrangement with SCPC and Norco Sourcing (Hong Kong) Co. Ltd in order to fund our working capital and liquidity requirements.  We have signed an agreement with SCPC and most recently secured a line of credit with Norco Sourcing (Hong Kong) Co. Ltd (“Norco”) to provide our Company with credit facilities to fund the production of our paper products.  Our plans going forward are dependent upon SCPC and Norco in providing such financing upon the terms we have agreed to and there are currently no other alternate financing plans in place.  Should there be an interruption in either SCPC’s or Norco willingness or ability to provide such financing per the terms of the agreements, we could face a severe liquidity shortfall that could cause our Company’s operations to fail and which could consequently result in the loss of an investor’s investment with our Company.

We may not have the ability to pay our convertible notes when due. Our Company has issued convertible promissory notes in August and September 2012 totaling $215,000 which must be repaid by our Company within 9 months after their date of issuance.  Our Company does not have sufficient capital to repay the notes as of the date of this report, and may not have sufficient capital to repay the notes when due. Our Company’s inability to repay the notes when due would permit the noteholders to exercise their default remedies against our Company which could have a material adverse effect on our Company.

Conversion of our convertible notes into common stock could result in additional dilution to our stockholders. Upon satisfaction of certain conversion conditions (including conditions outside of our control, such as the closing of a financing), the notes may be converted into shares of Company common stock by the noteholders.  If shares of our common stock are issued due to conversion of some or all of the convertible notes, the ownership interests of existing stockholders would be diluted.

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

Fluctuations in exchange rates could adversely affect our cost of goods sold and consequently our profit margins. The price we pay for product from our third party suppliers in China will be directly affected by the foreign exchange rate between U.S. dollars and the Chinese Renminbi ("RMB") and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our product purchases will be from our suppliers in China, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the prices that we effectively pay for product. Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.

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

CAPITAL MARKET RISKS

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. There is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on OTCMarkets, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 1B-Unresolved Staff Comments

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 2 –Properties

Our corporate offices are located at 2280 Lincoln Avenue, San Jose, California 95125, where we lease approximately 1,560 square feet of office space. This lease is for a term of 38 months and commenced in February 2011. The current monthly rental payment including utilities and operating expenses for the facility is approximately $4,700. We believe this facility is in good condition and adequate to meet our current and anticipated requirements.

Our company utilizes third party warehousing providers in California, Washington, Texas, and Massachusetts to store its products.

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

Item 4 – Mine Safety Disclosures

None.

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our Company is a fully reporting public company (a public company that is fully subject to the Securities and Exchange Commission’s reporting requirements). On June 24, 2011, we changed the legal name of our Company to Sugarmade, Inc. and as of the date hereof our common stock trades under the symbol “SGMD” on the OTC Markets and the OTC Bulletin Board.  The OTC Markets and OTC Bulletin Board are quotation services that display real-time quotes, last-sale prices and volume information in over-the-counter equity securities.    The market is extremely limited for our stock and any prices quoted may not be a reliable indication of the value of our common stock.  The following table sets forth the high and low bid prices per share of our common stock by both the OTC Bulletin Board and OTC Markets for the periods indicated. These prices reflect prices paid for our common stock prior to the Sugarmade Acquisition.  Prior to July 15, 2011, our common stock traded under the symbol “DVOP.”

For the year ended June 30, 2012	High	Low
Fourth Quarter	$3.50	$1.01
Third Quarter	$4.25	$2.50
Second Quarter	5.00	2.00
First Quarter	9.00	2.25

For the year ended June 30, 2011	High	Low
Fourth Quarter	$13.50	$4.00
Third Quarter	5.00	1.50
Second Quarter	5.50	0.10
First Quarter	0.40	0.25

Holders of Record

As of October 10, 2012, we have 10,538,526 shares of our common stock issued and outstanding held by approximately 900 shareholders of record.

Transfer Agent

Our transfer agent is Island Stock Transfer, Clearwater, Florida; telephone (727) 289-0010.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of our Board of Directors.

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

The table below sets forth information as of June 30, 2012 with respect to compensation plans under which our common stock is authorized for issuance:

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
1,081,462	$1.27	418,538

Recent Sales of Unregistered Securities

On August 24, 2012, our Company issued 4 year warrants to purchase up to 50,000 shares of our common stock with an exercise price of $0.50 per share to a third party consultant as part of the termination of their consulting services agreement for investor relations services. The issuance of warrants to the consultant was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one investor; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the consultant and the Company.

Item 6 – Selected Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this annual report.  See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Sugarmade-CA.  Our Company purchased Sugarmade-CA on May 9, 2011.  We have no operations other than those of Sugarmade-CA.  Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

Revenues

Our Company had net revenues totaling $141,750 and $37,629 for the years ended June 30, 2012 and 2011, respectively, an increase of $104,121 (276.7%).  Our net revenues for the year ended June 30, 2012 consist of gross sales totaling $237,156 and returns and allowances of $95,405.  During the fourth quarter of 2012, we became aware of quality issues surrounding our copy paper products.  We were able to trace the reported problems with paper quality back to manufacturing issues with our third party contract manufacturer.  Our Company has since implemented additional quality assurance procedures both during and at the completion of the production processes and believes that all known issues have been addressed.  As a result of the production difficulties, we issued full refunds to our customers for the poor quality paper, and as of the date of this report, we are working to deliver fully tested, quality paper to our customers to meet continuing demand.

Cost of goods sold

Total cost of goods sold increased by $248,588 from $59,083 for the year ended June 30, 2011 to $307,671 for the year ended June 30 2012.  Cost of goods sold in fiscal 2012 includes a provision for inventory obsolescence totaling $195,880 resulting from inventory quality issues we discovered during the three months ended June 30, 2012.  It was our management’s assessment that based on a thorough review of the inventory and the extent of the quality issues discovered, our Company’s inventory was materially impaired. Upon further analysis and estimations of our inventory’s future marketability, we recorded a charge for inventory obsolescence.   For the year ended June 30, 2011, the cost of goods sold also reflected a charge for inventory obsolescence totaling $32,634 resulting from a package redesign impacting the entire on hand inventory at that time.

Gross margin

Gross margin was a negative $165,921 for the year ended June 30, 2012 compared to a negative margin of $21,454 for the year ended June 30, 2011.  The overall negative gross margin for both years resulted from the provision for inventory obsolescence discussed above.  We had a positive gross margin from sales before our provision for inventory obsolescence in both fiscal 2012 and 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $3,817,320 and $3,072,306 for the years ended June 30, 2012 and 2011, respectively.  Included in these expenses were payroll and related expenses of $1,255,462 and $1,148,252 during the years ended June 30, 2012 and 2011, respectively.  Included in our payroll and related expenses are charges for share based compensation totaling $204,404 for the year ended June 30, 2012 and 99,737 for the year ended June 30, 2011.  Consulting expenses totaled $1,880,747 and 1,545,912 during the years ended June 30, 2012 and 2011, respectively, while legal and auditing expenses totaled $104,783 and $141,056 during the years ended June 30, 2012 and 2011, respectively.  Included in consulting expenses are noncash charges for the issuance of common stock for services totaling $1,633,900 for the year ended June 30, 2012 and $2,027,938 for the year ended June 30, 2011.

Freight and shipping costs totaled $77,183 for the year ended June 30, 2012 compared to $8,980 for the year ended June 30, 2011.  The increased freight charges during 2012 reflected both increased customer sales compared to 2011 as well as the additional charges incurred in shipping additional product to our customers to replace their inventory of paper with reported quality issues.  Travel expenses totaled $156,149 and 38,986 during the years ended June 30, 2012 and 2011, respectively.  The increased travel related expenditures in 2012 resulted from additional travel and lodging for both the operations and sales teams.  Advertising and promotion totaled $61,281 and $23,975 during the years ended June 30, 2012 and 2011, respectively.

Amortization of license and supply agreement

We recognized amortization of our license and supply agreement with SCPC totaling $18,403 and $18,402 during the years ended June 30, 2012 and 2011, respectively.  The amortization represented the recognition of the cost of the SCPC agreement over its initial twenty year term on a straight line basis.  During the three months ended June 30, 2012, our management determined the value of the license and supply agreement with SCPC had been impaired as a result of changes in our manufacturing processes, enhancements to our product formulation and the limitations on our production credit facility.  During the year ended June 30, 2012, our company diversified our manufacturing and process management options to include other third party contract manufacturers.  Additionally, we developed a new formulation for the tree-free pulp, which has improved our overall paper quality.  Finally, we have been working to secure additional credit options to allow us to produce paper for inventory purposes and for sale to distribution partners.  Based on this assessment, the fair value of the remaining intangible asset was deemed negligible and as such the entire intangible asset totaling $318,983 was charged to operations during the three months ended June 30, 2012.

Interest expense and interest income

Interest expense totaled $2,156 for the year ended June 30, 2012 as compared to $93,584 for the year ended June 30, 2011.  Interest expense in fiscal 2012 resulted from expenses incurred in connection with a note payable to a bank with an outstanding balance totaling $150,000 from December 2011 through June 20, 2012. Interest expense in 2011 was primarily the result of amounts accrued and paid in cash under notes payable outstanding through April 2011.  Interest income totaled $1,376 and $20,275 during the years ended June 30, 2012 and 2011, respectively.  During the year ended June 30, 2011, a total of $693,900 in principal under outstanding promissory notes was converted to equity while principal outstanding totaling $162,000 was repaid in cash.  Interest income for the year ended June 30, 2011 was derived almost exclusively from a note receivable due from a stockholder of our Company (which note resulted in a charge to operations in fiscal 2011 totaling $159,902.)

Net loss

Net loss totaled $4,321,407 and $3,345,373 during the years ended June 30, 2012 and 2011, respectively.   Net noncash amounts included in our net loss in both years were $2,374,401 and 2,318,737, respectively.  Non-cash amounts reflected primarily share based compensation, issuances of common stock for services, the write-off of the intangible asset, provisions for inventory obsolescence and the loss on forgiveness of a note receivable.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable.  As of June 30, 2012, our Company had cash totaling $192,100, current assets totaling $334,723 and total assets of $364,249. We had total liabilities of $425,017 (all current) and negative working capital of $90,294.  Stockholders’ equity reflected a deficit of $60,768.

Net cash used by operating activities was $2,191,959 for the year ended June 30, 2012, an increase of $1,259,113 from the comparable figure of $932,876 for the year ended June 30, 2011.  The increase in net cash used by operating activities was related to increased activities incurred in ramping up our business operations over the previous year as well as inventory purchases during 2012.

Net cash flows from investing activities for year ended June 30, 2012 resulted from equipment and furniture purchases totaling $6,868.

Net cash provided by financing activities totaled $804,438 for the year ended June 30, 2012 as compared to $2,498,000 for the year ended June 30, 2011.  The net cash provided by financing activities for the year ended June 30, 2012 was mainly attributable to proceeds from the sales of our common stock and cash provided from a note payable with our bank.  During April 2011, we converted notes payable with a principal balance of $693,000 into 504,140 shares of our common stock and repaid the balance of the principal outstanding totaling $162,000 in cash.  Through June 2012, we have raised cash totaling $659,438 in connection with the sale of

292,222 shares of our common stock and warrants to purchase up to an additional 233,778 shares of our common stock, of which 193,778 were exercised to purchase shares of our common stock.

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  Other than the production credit facility with our suppliers and borrowings with our bank, we do not have any credit agreement or source of liquidity immediately available to us.

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability.  As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $2,500,000.  As of the date of this report, we had a cash balance of approximately $191,000.  However, we cannot provide any assurances that the cash required to implement our current plan will not exceed our estimated amount of $2,500,000, or that we can achieve profitability with the estimated amounts we determined above, or that we will ever achieve profitability.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2012.  We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur.  The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans do not call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment as we add employees to our Company.  We are however continually evaluating the production processes of our third party contract manufacturers to determine if there are investments we could make in their processes to achieve manufacturing improvements and significant cost savings.  Any such desired investments would require additional cash above our current forecast requirements.

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

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market.  We value inventories using the weighted average costing method.  We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value.  As noted above, during the fourth quarter of fiscal

2012, our Company became aware of quality issues surrounding its copy paper products.  As a result of these quality issues, our Company determined the inventory value was impaired and recorded a reserve for inventory obsolescence totaling $195,880 at June 30, 2012.  For the year ended June 30, 2011, we had valuation reserves against inventory totaling $15,321, representing the entire remaining balance of inventory.

Valuation of long-lived assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  For the year ended June 30, 2012, it was determined that our Company’s intangible assets value were impaired resulting in the complete write-down of the intangible asset.  As a result of the write-down, our Company recorded a charge totaling $318,983 which is included in the accompanying statement of operations for the year ended June 30, 2012.

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

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accountants

Consolidated Balance Sheets at June 30, 2012 and 2011

Consolidated Statements of Operations for the years ended June 30, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011

Notes to Consolidated Financial Statements

Anton & Chia, Certified Public Accountants

To the Board of Directors and Stockholders:

Sugarmade, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheets of Sugarmade, Inc. and Subsidiary (“the Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sugarmade, Inc. and Subsidiaries, at June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company has incurred net losses since inception and has an accumulated deficit at June 30, 2012.  These and other factors discussed therein raise a substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 1.  The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

October 11, 2012

Sugarmade, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2012 and 2011

	2012	2011

Assets
Current assets:
Cash	$192,100	$1,606,764
Accounts receivable, net	18,700	8,081
Inventory, net	88,798	-
Other current assets	45,125	-

Total current assets	344,723	1,614,845

Equipment, net	5,257	-
License and supply agreement with Sugar Cane Paper Co., Ltd., net	-	337,386
Other assets	3,994	3,994

	$353,974	$1,956,225

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Note payable due to bank	$150,000	$-
Accounts payable and accrued liabilities	221,020	143,070
Accrued compensation and personnel related payables	43,722	45,258

Total current liabilities	414,742	188,328

Stockholders’ equity (deficiency):
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued
and outstanding)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 10,288,526
shares issued and outstanding; 10,256,000 at June 30, 2011)	10,289	10,256
Additional paid-in capital	8,069,581	5,944,872
Prepaid stock compensation	-	(368,000)
Accumulated deficit	(8,140,638)	(3,819,231)

Total stockholders' equity (deficiency)	(60,768)	1,767,897

	$353,974	$1,956,225

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Operations
For the years ended June 30, 2012 and 2011

	2012	2011

Revenues, net	$141,750	$37,629

Cost of goods sold:
Materials and freight costs	111,791	26,449
Provision for inventory obsolescence	195,880	32,634

Total cost of goods sold	307,671	59,083

Gross loss	(165,921)	(21,454)

Operating expenses:
Loss on write-off of license and supply agreement	318,983	-
Selling, general and administrative expenses	3,817,320	3,072,306
Amortization of license and supply agreement	18,403	18,402

Total operating expenses	4,154,706	3,090,708

Loss from operations	(4,320,627)	(3,112,162)

Nonoperating income (expense):
Interest expense, including $13,910 to related parties in 2011	(2,156)	(93,584)
Loss on forgiveness of note receivable to related party	-	(159,902)
Interest income:
Interest income from shareholder note receivable	-	19,876
Other	1,376	399

Total nonoperating income (expense)	(780)	(233,211)

Net loss	$(4,321,407)	$(3,345,373)

Basic and diluted net loss per share	$(0.42)	$(1.12)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	10,341,039	2,989,170

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the years ended June 30, 2012 and 2011

						Total
			Additional	Prepaid		Stockholders'
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Deficit	(Deficiency)

Balance at June 30, 2010	1,576,214	$1,576	$215,154	$-	$(473,858)	$(257,128)

Issuance of common stock for services	5,656,460	5,656	2,390,282	(368,000)	-	2,027,938
Conversion of notes payable into common stock	520,958	521	693,379	-	-	693,900
Surrender of common stock upon note receivable foreclosure	(119,924)	(120)	(35,857)	-	-	(35,977)
Reverse merger with Sugarmade-CA	436,692	437	(210,437)	-	-	(210,000)
Issuances of common stock and warrants for cash	2,185,600	2,186	2,729,814	-	-	2,732,000
Forgiveness of note payable and accrued interest due to shareholder	-	-	62,800	-	-	62,800
Share based compensation	-	-	99,737	-	-	99,737
Net loss	-	-	-	-	(3,345,373)	(3,345,373)

Balance at June 30, 2011	10,256,000	10,256	5,944,872	(368,000)	(3,819,231)	1,767,897

Issuances of common stock and warrants for cash	486,000	486	658,952	-	-	659,438
Issuance of common stock for services	46,526	47	86,853	-	-	86,900
Vesting of common stock previously issued for services	-	-	1,179,000	368,000	-	1,547,000
Share based compensation	-	-	204,404	-	-	204,404
Share repurchase from related party	(500,000)	(500)	(4,500)	-	-	(5,000)
Net loss	-	-	-	-	(4,321,407)	(4,321,407)

Balance at June 30, 2012	10,288,526	$10,289	$8,069,581	$-	$(8,140,638)	$(60,768)

The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended June 30, 2012 and 2011

	2012	2011

Operating activities:
Net loss	$(4,321,407)	$(3,345,373)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of license and supply agreement	18,403	18,402
Depreciation expense	1,611	-
Share based compensation	204,404	99,737
Issuance of common stock for services	1,633,900	2,027,938
Accretion due to interest income from shareholder note receivable	-	(19,876)
Loss on forgiveness of note receivable to related party	-	159,902
Loss on write-down of license and supply agreement	318,983	-
Provision for inventory obsolescence	195,880	32,634
Allowance for doubtful accounts	1,220	-
Changes in operating assets and liabilities:
Accounts receivable	(11,839)	201
Inventory	(284,678)	21,989
Other assets	(45,125)	(3,994)
Accounts payable and accrued liabilities	77,950	44,757
Accrued interest	-	(7,176)
Accrued compensation and personnel related payables	(1,536)	38,013

Net cash flows used in operating activities	(2,212,234)	(932,846)

Investing activities:
Additions to equipment	(6,868)	-

Net cash flows used in investing activities	(6,868)	-

Financing activities:
Proceeds from issuances of common stock and warrants	659,438	2,732,000
Borrowings from note payable to bank	150,000	-
Share repurchase from related party	(5,000)	-
Reverse merger with Sugarmade-CA	-	(210,000)
Repayments of convertible notes payable	-	(162,000)
Additions to convertible notes payable	-	138,000

Net cash flows from financing activities	804,438	2,498,000

Net change in cash	(1,414,664)	1,565,154

Cash, beginning of period	1,606,764	41,610

Cash, end of period	$192,100	$1,606,764

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,156	$103,560

Noncash investing and financing transactions:
Note receivable forgiven in exchange for common stock	$-	$35,977
Notes payable converted into shares of common stock	$-	$693,900
Forgiveness of note payable and accrued interest due to shareholder	$-	$62,800

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Financial Statements

1. Summary of significant accounting policies

Nature of business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware.  Our previous legal name was Diversified Opportunities, Inc.  Our Company, Sugarmade, Inc. operates through our subsidiary, Sugarmade, Inc., a California corporation (“Sugarmade-CA”).  Our Company is principally engaged in the business of marketing and distributing environmentally friendly non-tree-based paper products.  We are parties to an Exclusive License and Supply Agreement (“LSA”) with Sugar Cane Paper Company (“SCPC”), a company located in the People’s Republic of China.  SCPC and their contract suppliers produce our products and is a holder of intellectual property rights and patents in the area of developing and manufacturing paper from non-wood sources.  We also obtained the rights (within the designated territories) to the Sugarmade brand name and trademarks.  Sugarmade-CA’s primary product is 100% tree-free copy paper in various sizes, however our Company plans to offer other tree-free paper products in the near future.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of consolidation

These consolidated financial statements include the accounts of our Company and its wholly-owned subsidiary, Sugarmade-CA.  All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the years ended June 30, 2012 and 2011.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management is endeavoring to increase revenue generating operations.  While priority is on generating cash from operations through the sale of the Company’s products, management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity and/or debt securities, which may not be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and our operating results will be adversely affected.  In addition, any financing arrangement may have potentially adverse effects on us and/or our stockholders.  Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.  If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the current holders of our common stock.

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

Sugarmade, Inc. and Subsidiary

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

During fiscal 2011, our Company changed the product packaging of its copy and printing paper, rendering the then existing inventory as obsolete and resulting in the write-off of the remaining inventory as of March 31, 2011.  During the quarter ended September 30, 2011, our Company sold its remaining inventory as a one-time sale to a retailer specializing in the liquidation of excess inventory.  As a result for the year ended June 30, 2012, our sales revenues and cost of goods sold reflect the sale of this liquidated inventory with no corresponding cost of goods sold.

During the year ended June 30, 2012, we became aware of quality issues surrounding our copy paper products.  We were able to trace the reported problems with paper quality back to manufacturing issues with our third party contract manufacturer.  Our Company has since implemented additional quality assurance procedures both during and at the completion of the production processes.  As a result of these issues, we processed refunds to customers who had purchased our poor quality paper totaling $95,405, reflected in our net sales of $141,750.

Cash

From time to time, we may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (through December 31, 2012 there is no insurance limit for deposits in noninterest bearing accounts).  We have not experienced any losses with respect to cash.  Management believes our Company is not exposed to any significant credit risk with respect to its cash.

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

From time to time, we may have a limited number of customers with individually large amounts due.  Any unanticipated change in a customer’s creditworthiness could have a material effect on our results of operations in the period in which such changes or events occurred.  Gross accounts receivable at June 30, 2012 totaled $19,920 while our allowance for doubtful accounts was $1,220.   As of June 30, 2011, our Company had accounts receivable of $8,081 with no allowance for doubtful accounts.

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market.  We value inventories using the weighted average costing method.  Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract manufactures to our warehouses.  Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative costs.  Outbound freight costs to customers totaled $67,862 and $3,690 for the years ended June 30, 2012 and 2011, respectively.  We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value.  As noted above, during the fourth quarter of fiscal 2012, our Company became aware of quality issues surrounding its copy paper products.  As a result of these quality issues, we determined that the inventory value was impaired and we recorded a reserve for inventory obsolescence totaling $195,880 ($15,321 at June 30, 2011).

Other current assets

Other current assets consist mainly of prepaid insurance, deposits and other related expenses.

Sugarmade, Inc. and Subsidiary

Notes to Financial Statements

Equipment

Equipment is stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Items of equipment with costs greater than $1,500 are capitalized and depreciated on a straight-line basis over their estimated useful lives ranging from 3-7 years.

Intangible assets

We have intangible assets related to the exclusive license and supply agreement (“LSA”) with Sugar Cane Paper Company.    During the year ended June 30, 2012, we performed a review of the LSA including estimations of the likely future cash flows to be derived from the LSA.  Upon completing the review, it was management’s assessment that due to changes in our Company’s manufacturing process, enhancements to the product formulation and the limitations on the credit facility, the fair value of the intangible asset had been impaired to the level that the asset has negligible remaining value. As such, our Company recorded a write down totaling $318,983 for the remaining value of the license and supply agreement as of June 30, 2012.

Valuation of long-lived assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  For the year ended June 30, 2012, it was determined that our Company’s intangible assets value were deemed impaired resulting in the complete write-down of the intangible assets.  As a result of the write-down, our Company recorded a charge to operations totaling $318,983.

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

The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority's widely understood administrative practices and precedents.

Stock based compensation

Stock based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award).  We estimate the fair value of employee stock options granted using the Black-Scholes-Merton Option Pricing Model. Key assumptions used to estimate the fair value of stock options will include the exercise price of the award, the fair value of our common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our common stock.  We use comparable public company data among other information to estimate the expected price volatility and the expected forfeiture rate.  Non-employee stock grant costs are measured and recognized upon completion of performance and tied to the contractual obligations of the parties we transact with.

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

Sugarmade, Inc. and Subsidiary

Notes to Financial Statements

equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

Fair value of financial instruments

Our Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, our Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that our Company has the ability to access at the measurement date.

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

Advertising

We expense advertising costs as incurred.  Advertising and promotion totaled $61,281 and $23,975 during the years ended June 30, 2012 and 2011, respectively.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

Concentration

Customers

During fiscal year 2012, our Company’s earned net revenues of $141,750. A significant portion of our Company’s revenue is derived from a small number of customers.  For year ended June 30, 2012, sales to one of our Company’s customers accounted for 72% of net sales.  As our Company continues to expand its distribution relationships, we expect to see our sales dispersed among a broader number of customers.

Suppliers

For the year ended June 30, 2012, all of our tree free paper products were purchased from SCPC and their contract manufacturers.  We are presently diversifying our manufacturing and process management options to include other third party contract manufacturers for current and future production needs.

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

Sugarmade, Inc. and Subsidiary

Notes to Financial Statements

Recently issued and adopted accounting pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) are subject to change.  Changes in such standards may have an impact on our Company’s future financial statements.  The following are a summary of recent accounting developments.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement – Topic 820.” The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Since the Company did not have indefinite-lived intangible assets, this ASU did not have a material impact on our consolidated financial statements.

In June 2011, the FASB, issued Accounting Standards Update (“ASU”), 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This ASU is effective for interim and annual periods beginning after December 15, 2011. This ASU did not have a material impact on our consolidated financial statements.

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

Under the terms of the Exchange Agreement, Sugarmade-CA’s shareholders exchanged all of their shares of stock on a one-for-one basis for a total of 8,864,108 shares of our common stock.  In connection with the Exchange Agreement and effective at the closing of the Exchange transaction, our previous three principal shareholders agreed to enter into a Share Cancellation Agreement pursuant to which 8,762,500 shares held by them were canceled or redeemed in exchange for our Company’s payment of $210,000, the issuance of three-year warrants to purchase up to 200,000 of our common stock at $1.25 per share, and certain registration rights.

Prior to the closing of the Exchange, our Company had no operations and was a “shell” company.  Accordingly, the transaction was accounted as a reverse-merger and our financial statements reflect the financial position and operations of Sugarmade-CA for all periods presented as if it was the acquiring entity in the Exchange.

3.

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000.  The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of June 30, 2012).  This borrowing facility is renewed annually and our Company maintains a separate HSBC demand deposit account with a balance equal to the outstanding borrowing.  In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate.   As of June 30, 2012, the loan’s interest rate was three and one half percent (3.5%) and our Company has drawn down $150,000 loan balance on the line.  The note is payable on demand.

Sugarmade, Inc. and Subsidiary

Notes to Financial Statements

4. Related party transactions

•

On November 22, 2010, Sugarmade-CA entered into an agreement with George Mainas and Garrett Cecchini for consulting services performed on its behalf in exchange for 500,000 shares of common stock which were issued on May 9, 2011.  The shares were valued at $0.80 per share and our Company took a charge for $200,000 for each of the issuances to Mr. Mainas and Mr. Cecchini.

•

In December 2010, Sugarmade-CA received short term loans from various shareholders totaling $50,000 at zero percent interest and reflected in our Company’s December 31, 2010 Balance Sheet as Loans Due to Shareholders.  These loans were subsequently paid back in January 2011.

•

In 2010, Sugarmade-CA loaned money to Ethan Farid Jinian in exchange for a note payable secured by shares of stock in our Company.  At the time of the loan, Mr. Jinian was a former director and executive officer of Sugarmade-CA and was a 5% stockholder.  The loans bore interest at a rate of 14 percent per annum.  The largest amount outstanding under the loan was $163,000.  On April 30, 2011, Mr. Jinian was unable to repay the balance of the note and with his concurrence, we foreclosed on all principal and accrued interest owed to our Company, taking back the shares of our common stock we held as security for all borrowings.  The cancellation of the borrower’s stock held as security for his borrowings resulted in a reduction of the note receivable balance and stockholders’ equity totaling $35,977.  The remaining balance of borrowings outstanding and the related accrued interest due to our Company were fully reserved, resulting in a charge of $159,902 recorded in the quarter ended June 30, 2011.

•

On April 27, 2011, Sugarmade-CA issued two-year warrants to purchase up to 600,000 shares of our common stock with an exercise price of $1.25 per share to George Mainas, Kevin Kearney and Garrett Cecchini in exchange for consulting services performed on its behalf. Our Company took a charge of $24,000 for the issuance of these warrants.

•

On April 27, 2011, Sugarmade-CA issued a total of 2,484,299 and 800,000 shares of common stock to Scott Lantz our Chief Executive Officer and Clifton Leung, a member of its Board of Directors, respectively, in exchange for nominal cash consideration.  The shares were valued at $0.30 per share.  Our Company took a charge for the shares issued to Mr. Lantz and Mr. Leung totaling $745,269 and $240,000 respectively.

•

On April 27, 2011, Sugarmade-CA issued 100,000 shares of common stock to Mr. Ed Roffman, a member of our Board of Directors, for services rendered as the Head of the Audit committee and financial expert. The shares issued are subject to a 3 year repurchase option by our Company, valued at $0.30 per share.  Our Company took a charge for $30,000 for this issuance.

•

On April 27, 2011, Sugarmade-CA entered into a sales and marketing consulting agreement with Mr. C. James Jensen, a member of our Board of Directors. As part of this agreement, Sugarmade-CA issued to Mr. Jensen 100,000 shares of its common stock (subject to a 2 year repurchase option) valued at $0.30 per share.  Our Company took a charge for $30,000 for this issuance.

•

On May 9, 2011, our Company completed the Cancellation Agreement with Kevin Russeth, Steven Davis and Jonathan Shultz.  At the time of the Cancellation Agreement, Mr. Russeth was our sole director and was our Chief Executive Officer and Chief Financial Officer.  In addition, each of Messrs. Russeth, Davis and Shultz were stockholders of our Company holding in excess of 10% of our outstanding common stock.  Under the terms of the Cancellation Agreement, Messrs. Russeth, Davis and Shultz cancelled 8,500,000 shares of our common stock held by them in exchange for Sugarmade-CA's agreement to consummate the transactions contemplated by the Exchange Agreement and 200,000 warrants to purchase shares of our common stock.  The warrants are three year warrants to purchase common stock at a price of $1.25 per share.  Also under the terms of the Cancellation Agreement, Messrs. Russeth and Shultz agreed to redeem an aggregate of 262,500 shares of our outstanding common stock in exchange for cash payments aggregating to $210,000.

 On January 19, 2012, our Board of Directors approved a grant of 36,000 shares of our Company’s common stock (subject to a 1 year repurchase option by our Company) to Ed Roffman, a director, for the provision of services to our Company in the areas of finance and public reporting.  During the year ended June 30, 2012, our company recorded share based consulting expense totaling $66,900.  The monthly expense was based on exercise prices ranging from $1.90 per share to $4.25 per share.  The shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.



Sugarmade, Inc. and Subsidiary

Notes to Financial Statements

Effective May 11, 2012, our Company entered into a Share Cancellation Agreement with Clifton Leung, a director and shareholder of our Company, pursuant to which Mr. Leung agreed to the cancellation of 500,000 shares of Company common stock held by him.  In consideration for the cancellation, our Company agreed to pay Mr. Leung $5,000 representing a price of $0.01 per share of common stock.  Our Company accounted for this transaction as a purchase and immediate retirement of treasury shares.  Effective June 30, 2012, Mr. Leung forgave the amount owed to him from the share cancellation agreement.

5. Stockholders’ equity

Issuance of common stock and warrants for cash

On March 7, 2012, our Company’s Board of Directors approved the sale of up to $1,500,000 of our Company’s common stock and warrants to purchase common stock at $2.25 per unit.  Each unit consists of (i) one share of our Company's common stock; and (ii) two-year term warrants to purchase the amount of shares of common stock equal to 80% of the number of units purchased.  Each warrant was issued with a fixed exercise price of $0.01 per share.  As of June 30, 2012, our Company raised $657,500 through the sale of 292,222 units and the commensurate exercise of 193,778 warrants for additional cash proceeds totaling $1,938.

Issuance of common stock for services

In May 2011, we issued 500,000 shares of common stock subject to repurchase provisions to an individual as consideration for consulting services.  We recorded a prepaid stock compensation in connection with the shares granted totaling $400,000 based on the estimated value of the underlying shares of stock at the time of their issuance to the consultant.  The grant was originally scheduled to vest evenly on a monthly basis over two years through May 2013, however our Company vested all of the remaining unvested shares in December 2011.    The prepaid stock compensation from the grant was charged to operations at the fair market value of the vesting shares at the time of their vesting since the consultant’s performance was tied to the contractual vesting terms.  Prepaid stock compensation was originally amortized proportionally over the expected vesting term of the shares at the time the shares were vested, with the difference being recorded as additional paid-in capital.  For the year ended June 30, 2012, we recorded noncash charges totaling $1,547,000 in connection with this stock issuance which is included in selling, general and administrative expense in the accompanying statement of operations.

On January 19, 2012, our Company issued 36,000 shares of restricted common stock to one of its board members in exchange for additional advisory services in the area of finance and financial reporting.  The shares vest over one year and any unvested shares are subject to repurchase by our Company should the recipient cease to provide for the contracted services.  For the fiscal year 2012, our Company incurred a charge totaling $66,900 related to this issuance.

On May 31 2012, we issued 10,526 shares of restricted common stock to a public relations firm as part of their compensation for services in the area of public relations related strategy, processes and tactics.  For the year ended June 30, 2012, our Company recorded noncash charges totaling $20,000 related to this issuance.

Share surrender and Cancellation

Effective May 11, 2012, our Company entered into a Share Cancellation Agreement with Clifton Leung, a director and shareholder of our Company, pursuant to which Mr. Leung agreed to surrender  500,000 shares of Company common stock held by him.  In consideration for the surrender, our Company agreed to pay Mr. Leung $5,000 representing a price of $0.01 per share of common stock.  Our Company accounted for this transaction as a repurchase and cancellation of common stock.  Effective June 30, 2012, Mr. Leung forgave the amount owed to him from the share cancellation agreement.

Sugarmade, Inc. and Subsidiary

Notes to Financial Statements

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

As of June 30, 2012, we have a total of 1,081,462 incentive and nonqualified stock options granted and outstanding under the Plan. All of our outstanding options have terms of between five and ten years.  During the year ended June 30, 2012, we recognized share based compensation expense totaling $134,783 related to stock options granted through that date.

Other outstanding warrants

We have 2,185,600 outstanding warrants issued in connection with the sale of our common stock during the year ended June 30, 2011 and 40,000 outstanding warrants issued in connection with the sale of our common stock during the year ended June 30, 2012. During the year ended June 30, 2012, we recognized $69,621 in share based compensation expense related to previously issued warrants through that date.

Outstanding warrants from all sources have terms ranging from two to five years with certain of the warrants carrying registration rights of the underlying shares of common stock.  The number of shares of common stock subject to exercise and the exercise price of all options and warrants outstanding at June 30, 2012 is as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
2,805,600	$1.45	2,805,600	4th Qtr, 2013
200,000	1.25	200,000	4th Qtr, 2014
12,500	2.00	12,500	1st Qtr, 2015
40,000	0.01	40,000	3rd Qtr, 2014
30,000	1.25	30,000	4th Qtr, 2016
1,079,000	1.25	614,827	4th Qtr, 2021
125,000	3.73	-	1st Qtr, 2022
35,000	3.00	-	2nd Qtr, 2022
1,462	3.25	1,462	3rd Qtr, 2022
4,328,562		3,704,389

Stock based compensation

Results of operations for the year ended June 30, 2012 include share based compensation costs totaling $204,404 charged to selling, general and administrative expenses.  For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were used for the calculations during the year ended June 30, 2012:

Expected life (in years)	5.90 years
Weighted average volatility	95.18%
Forfeiture rate	18.82%
Risk-free interest rate	2.06%
Expected dividend rate	- %

The weighted average expected option and warrant term for director and employee stock options granted reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 110. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all options. We utilized this approach as our historical share

Sugarmade, Inc. and Subsidiary

Notes to Financial Statements

option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on the historical volatility of our stock as well as those of a peer group. We estimated the forfeiture rate based on our expectation for future forfeitures and we currently expect substantially all options and warrants to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at or near the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

As of June 30, 2012, $484,296 of unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average remaining period of 9.2 months.  The following is required disclosure in connection with stock options and warrants (which resulted in share based compensation charges) as of June 30, 2012: 1) weighted average exercise price - $1.26; 2) weighted average remaining contractual term vested and outstanding options – 57.4 and 71.9 months, respectively; 3) aggregate intrinsic value of outstanding and exercisable options and warrants - $0.00 and $0.00, respectively; 4) weighted average grant date fair value of options and warrants granted - $2.33 per share; and 5) weighted average fair value of options and warrants vested - $0.18 per share.

The exercise prices for options and warrants granted and outstanding which resulted in stock based compensation charges was as follows at June 30, 2012:

Exercise Price	Number of options or warrants
$1.25	1,709,000
1.50	20,000
2.00	12,500
3.00	35,000
3.25	1,462
3.73	125,000
1,902,962

A summary of the status of our non-vested options and warrants as of June 30, 2012 and changes during the year then ended is as follows:

Shares
Non-vested outstanding, July 1, 2011	739,695
Granted	236,462
Vested	(301,984)
Cancelled	(50,000)
Non-vested outstanding, June 30, 2012	624,173

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at June 30, 2012:

Stock options outstanding	1,081,462
Stock options available for future grant under the 2011 Plan	418,538
Warrants	3,247,100

Total common shares reserved for future issuance	4,747,100

Sugarmade, Inc. and Subsidiary

Notes to Financial Statements

6. Income taxes

Our provisions for income taxes for the years ended June 30, 2012 and 2011, respectively, were as follows (using our blended effective Federal and State income tax rate of 40.3%):

	2012	2011

Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(7,836,000)	$(3,719,000)
Change in valuation allowance	7,836,000	3,719,000
Total deferred tax provision	$-	$-

Deferred tax assets at June 30, 2012 and 2011 consisted of the following:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$3,158,000	$1,499,000

Valuation allowance	(3,158,000)	(1,499,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Transactions such as planned future sales of our common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $7,836,000 in NOL at June 30, 2012 that will begin to expire in 2024 for federal and state purposes and could be limited for use under IRC Section 382.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.    A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended June 30, 2012 and 2011 is as follows:

	Years ended June 30,
	2012		2011

Federal income tax rate at 34%	$(2,664,000)	34.0%	$(1,265,000)	34.0%
State income tax, net of federal benefit	(494,000)	6.3%	(234,000)	6.3%
Change in valuation allowance	3,158,000	(40.3) %	1,499,000	(40.3) %

Benefit for income taxes	$-	- %	$-	- %

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2012.  All operations are in California and the Company

Sugarmade, Inc. and Subsidiary

Notes to Financial Statements

believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

7. Commitments and contingencies

Our Company leases its corporate office located at 2280 Lincoln Avenue, Suite 200, San Jose CA 95125 under a lease with a term beginning on February 1, 2011 and extending through April 2014.  Rent expense amounted to $50,895 and $11,091 for the years ended June 30, 2012 and 2011, respectively.  Future annual lease amounts due under our lease agreement for our fiscal years ended June 30 total: $57,156- 2013 and $43,920- 2014

8. Subsequent events

Between August 17, 2012 and September 18, 2012, our Company issued a total of $215,000 in convertible promissory notes to seven accredited investors, one of which was a member of our Board of Directors.  The convertible promissory notes must be repaid by our Company within 9 months from the date of issuance; accrue interest at the rate of 14%; and are convertible at the election of the investors at such time as our Company has raised a minimum of $500,000 in equity in a subsequent equity financing, at the conversion price which is the lower of 80% of the per share purchase price paid for the securities by the investors in the subsequent financing, or $0.50 per share.  Unless these promissory notes are converted or repaid earlier, our Company must pay the noteholders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 32,250 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 53,750 shares of common stock at $0.01 per share.  The issuance of notes and warrants to the investors was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.

On August 24, 2012, our company issued 4 year warrants to purchase up to 50,000 shares of our common stock with an exercise price of $0.50 per share to a third party consultant as part of the termination of their consulting services agreement for investor relations services.

On September 6, 2012, our Company’s Board of Directors approved the repricing of options and warrants granted to employees, active consultants and board members.  The repriced options and warrants had exercise prices ranging from $1.25 to $3.73.  A total of 1,245,000 options and warrants were amended to reduce the exercise price to $0.52 per share, based on the most recent closing price for our Company’s common stock, which is deemed the fair market value as of that date.

On September 20, 2012, our Company issued 250,000 shares to a third party consultant in consideration for its services under the terms of a consulting agreement for investor relations and public communications services.  The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.

On October 1, 2012, our Company obtained a $3 million dollar production line of credit line from Norco Sourcing (Hong Kong) Company Ltd (“Norco”).  One of our directors, Clifton Leung, has an ownership interest in Norco.  The line of credit will allow our Company to produce product for inventory purposes without the need for customer purchase orders as a requirement to order product from its contract manufacturer.  The line of credit will bear interest at 9% per annum and require payment 60 days after shipment of the product.  For the initial three to four months, the line will fund the full cost of the production, after which our Company will pay a 40% deposit for subsequent productions.  Additionally, when our Company borrows under the line of credit, we are required to grant Norco100,000 shares of common stock and warrants to purchase up to 100,000 shares of our Company’s common stock at an exercise price of $0.01 per share.  Similarly, once our Company’s outstanding balance on the line exceeds $1,000,000, our Company is required to issue an additional 100,000 shares of common stock and warrants to purchase up to 100,000 shares of common stock at an exercise price of $0.01 per share. Finally, if our Company exceeds $2,000,000 balance on the line, our Company is required to issue an additional 100,000 shares of stock and warrants to purchase up to 100,000 additional shares of stock at an exercise price of $0.01 per share.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 20, 2011, our Company engaged Anton & Chia, LLP (“A&C”) as its independent registered public accounting firm effective July 20, 2011.  The decision to engage A&C was approved by our Company’s audit committee.  A&C previously audited the financial statements of our wholly owned subsidiary Sugarmade, Inc. (incorporated in California – “Sugarmade-CA”) as of December 31, 2010 and 2009 and for the year ended December 31, 2010 and the period March 2, 2009 (inception) to December 31, 2009.

During our Company’s two most recent fiscal years and the interim period prior to engaging A&C, neither our Company nor anyone on its behalf consulted A&C regarding any of the matters enumerated in Item 304(1)(2)(i) or Item 304(a)(2)(ii) of Regulation S-B.

Michael Cronin, Certified Public Accountant was the independent registered public accountant of Diversified Opportunities, Inc. and resigned as the independent registered public accountant effective July 20, 2011.  The reports of Mr. Cronin on our Company’s financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of our Company to continue as a going concern.

During our Company’s two most recent fiscal years and the subsequent interim period up to the resignation of Mr. Cronin, there have not been any disagreements between our Company and Mr. Cronin, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Mr. Cronin would have caused Mr. Cronin to make reference thereto in its reports on our Company’s audited financial statements, nor have there been any “reportable events,” as that term is described in Item 304(a)(1)(iv) of Regulation S-B.

Item 9A– Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management consisting of our Chief Executive Officer (who is also our acting principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on that assessment under such criteria, management concluded that our Company’s internal control over financial reporting was effective as of June 30, 2012.

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

Item 9B – Other Information

None.

Item 10– Directors, Executive Officers and Corporate Governance

The names of our current officers and directors, as well as certain information about them, are set forth below:

Name

Age

Position

Scott Lantz

37

Chief Executive Officer, Chief Financial Officer, Chairman and Director

Clifton Kuok Wai Leung

32

Director

Sandy Salzberg

52

Director

C. James Jensen

71

Director

Ed Roffman

62

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

Sandy Salzberg. Mr. Salzberg was appointed to our Board of Directors on June 14, 2011.   Mr. Salzberg has served as a member of the Board of Directors of our subsidiary since August 2010.   Since April 2003, Mr. Salzberg is the President of Shasta Inc.  Prior to that, from May 1988 to June 1991 Mr. Salzberg served as Area Vice President with PepsiCo’s Frito-Lay Snack division.  From March 1986 to April 2001, Mr. Salzberg was a Regional Vice President at the Frito-Lay Snack Division of PepsiCo.  Mr. Salzberg has a Bachelor’s Degree in Marketing from the University of Washington.

C. James Jensen. Mr. Jensen was appointed to our Board of Directors on June 14, 2011.   Mr. Jensen was appointed to the Board of Directors of our subsidiary in April 2011.   Mr. Jensen is the co-founder and managing partner of Mara Gateway Associates, L.P, a privately owned real estate investment company since 1983.  Additionally, Mr. Jensen is the co-managing partner of Stronghurst, LLC, an advisory and financial services firm since March 2006.  Mr. Jensen has previously served as the Chairman and Chief Executive Officer of Thousand Trails, Inc., an industry leader of private campground resorts from 1981 to 1987;

Ed Roffman. Mr. Roffman was appointed to our Board of Directors on June 14, 2011.   Mr. Roffman was appointed to the Board of Directors of our subsidiary April 2011.   Since April 2012, Mr. Roffman was the Chief Financial Officer is Alphabird, Inc., an audience acquisition company.  Mr. Roffman has also been an independent business consultant since April 2006.  Mr. Roffman currently serves on the board and is chairman of the audit committee of Westinghouse Solar (formerly Akeena Solar), a designer and distributor of solar modules. During the past five years Mr. Roffman has also served on the Boards and audit committees of Silverstar Holdings and Adex Media.

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

Corporate Governance

Leadership Structure

Scott Lantz acts as our Chairman and Chief Executive Officer.  Our Board of Directors consists of five board members, three of which are independent directors, constituting a majority of independent directors.  Our Board of Directors has determined that its leadership structure is appropriate and effective for our Company given its stage of operations.

Board Committees

We presently have an audit committee and a compensation committee.  The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. We presently do not have a nominating committee and do not foresee the need for such a committee at this time.  The responsibilities of the nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until there is a need for a nominating committee, these decisions will continue to be made by our Board of Directors.

Director Independence

The Board has determined that Messrs. Salzberg, Jensen and Roffman are independent as the term "independent" is defined by the rules of NASDAQ Rule 5605.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company’s directors and officers, and persons who own more than ten-percent (10%) of our Company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish our Company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by our Company and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2012 were timely filed.

Item 11 - Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual compensation in excess of $100,000.

Change in

Pension

Value and

Non-Qual.

Deferred

Stock

Option

Non-equity

Compens.

All Other

Salary

Bonus

Awards

Awards

Incentive

Earnings

 Comp.

Total

Position

Year(2)

($)

($)

($)

($)(3)

Comp ($)

($)

($)(1)

($)

Scott Lantz (3)

2012

216,000

-

-

-

-

14,568

230,568

2011

132,500

-

742,785

-

-

-

5,004

880,289

President/Chief Executive Officer/Director since May 9, 2011.

Harold Jackson

2012

150,000

-

-

7,312

-

-

16,380

173,692

2011

18,750

-

-

8,592

-

-

1,356

28.698

Vice President, Sales since May 1, 2011

Fred Ruffin

 2012

150,000

-

-

6,500

-

-

9,456

165,956

2011

15,000

-

-

7,637

-

-

788

23,425

Vice President, Operations since May 1, 2011

(1) – All other compensation consists of health insurance premiums paid by our Company on behalf of the individual.

(2) – Fiscal year ended June 30th.

(3) – Option award vested in the current fiscal year.

Employment Agreements

We have no employment agreements in effect for any named executive officers as of the date of this report.  Mr. Lantz’s annual salary at the time of this filing is $216,000.  His compensation is determined by the Board of Directors of our Company on a periodic basis.

Grants of Stock and Other Equity Awards

During the fiscal year ended June 30, 2012, there were no option or equity awards to our named executive officers.

Outstanding Equity Awards

The following table sets forth information concerning outstanding equity awards for each named executive officer as of June 30, 2012:

Name	Option awards			Stock awards
	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested(#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Scott Lantz
Harold Jackson	121,874	103,126		1.25	4/27/2021
Fred Ruffin	108,333	91,667		1.25	4/27/2021

Option Exercises

During the fiscal year ended June 30, 2012, there were no option exercises by our named executive officers.

Compensation of Directors

On April 27, 2011, the Board of Directors of Sugarmade-CA approved compensation for outside directors in the amount of 100,000 stock options vesting over 3 years at an exercise price of $1.25 per share.  Additionally, the Board of Directors of Sugarmade-CA also approved a stock grant of 100,000 shares of our Company’s common stock (subject to a 3 year repurchase option by our Company) to a director for services rendered as the Head of the Audit committee and financial expert.  Our Company also issued 100,000 shares of its common stock (subject to a 2 year repurchase option) to a director for sales and advisory services.

Other than the reimbursement of actual and ordinary out-of-pocket expenditures, we did not compensate any of our directors for their services as directors during the fiscal year ended June 30, 2012.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 10, 2012, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock.  The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise.  Beneficial ownership may be disclaimed as to certain of the securities.  This table has been prepared based on the number of shares outstanding totaling 10,288,526, adjusted individually as shown below.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of ClassBeneficiallyOwned (6)
Officers and Directors
Scott Lantz	2,859,229	27.8%
Clifton Kuok Wai Leung(2)	500,000	4.9%
Sandy Salzberg (3)	277,778	2.6%
C. James Jensen 43)	352,778	3.4%
Ed Roffman (5)	213,778	2.1%
All directors and executive officers as a group (5 persons)	4,203,562	43.1%

5% Shareholders
Scott Lantz	2,859,229	27.8%

(1)

Unless otherwise noted, the address is c/o Sugarmade, Inc., 2280 Lincoln Avenue, Suite 200, San Jose CA 95125.

(2)

Effective May 11, 2012, the Company entered into a Share Cancellation Agreement with Clifton Leung, a director and shareholder of the Company, pursuant to which Mr. Leung agreed to the cancellation of 500,000 shares of Company common stock held by him.

(3)

Mr. Salzberg’s beneficial ownership is calculated as 100,000 shares of common stock owned outright; vested warrants to purchase up to 100,000 shares of common stock and options to purchase up to 77,778 shares of common stock that will be vested prior to December 9, 2012.  Options and warrants vesting prior to December 9, 2012 totaling 177,778 were added to the denominator in the calculation of the percentage of class beneficially owned.

(4)

Mr. Jensen’s beneficial ownership is calculated as 100,000 shares of common stock owned outright; vested warrants to purchase up to 100,000 shares of common stock, 100,000 shares granted to him under a consulting agreement (subject to repurchase on a diminishing basis over two years) and options to purchase up to 52,778 shares of common stock that will be vested prior to December 9, 2012.  Options and warrants vesting prior to December 9, 2012 totaling 152,778 were added to the denominator in the calculation of the percentage of class beneficially owned.

(5)

Mr. Roffman’s beneficial ownership is calculated as 25,000 shares owned outright, 100,000 shares granted to him under a consulting agreement (subject to repurchase on a diminishing basis over three years), 36,000 shares granted to him for services in the areas of finance and public reporting (subject to a one year repurchase), and options to purchase up to 52,778 shares of common stock that will be vested prior to December 9, 2012.  Options and warrants vesting prior to December 9, 2012 totaling 52,778 were added to the denominator in the calculation of the percentage of class beneficially owned.

(6)

Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership by the total shares of common stock outstanding plus the shares subject to warrants and options to purchase up to 383,333 shares of common stock that will be vested prior to December 9, 2012.  Options and warrants vesting prior to December 9, 2012 totaling 383,333 were added to the denominator in the calculation of the percentage of class beneficially owned.

Item 13 - Certain Relationships and Related Party Transactions and Director Independence

Transactions with Related Persons

Our Company closely reviews transactions between our Company and persons or entities considered to be related parties (collectively “related parties”). Our Company considers entities to be related parties where an executive officer, director or a 5% or more beneficial owner of our common stock (or an immediate family member of these persons) has a direct or indirect material interest. Transactions of this nature require the approval of our management and our Board of Directors. We believe such transactions were at terms comparable to those we could have obtained from unaffiliated third parties. Since July 1, 2010, we have not had any transactions in which any of our related parties had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below.

Transactions with Related Persons, Promoters and Certain Control Persons

The following includes a summary of any transaction occurring since July 1, 2010, or any proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of our average total assets at year end for the two most recently completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation" above).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

•

On October 1, 2012, our Company obtained a $3 million dollar production line of credit line from Norco Sourcing (Hong Kong) Company Ltd (“Norco”).  One of our directors, Clifton Leung, has an ownership interest in Norco.  The line of credit will allow our Company to produce product for inventory purposes without the need for customer purchase orders as a requirement to order product from its contract manufacturer.  The line of credit will bear interest at 9% per annum and require payment 60 days after shipment of the product.  For the initial three to four months, the line will fund the full cost of the production, after which our Company will pay a 40% deposit for subsequent productions.  Additionally, once our Company utilizes the line of credit, we will grant Norco100,000 share of Common stock and warrants to purchase 100,000 shares of the  Company’s common stock at an exercise price of $0.01 per share.   Similarly, once our Company outstanding balance on the line exceeds $1,000,000 dollars, our Company will issue an additional 100,000 shares of stock and warrants to purchase 100,000 shares of stock at an exercise price of $0.01 per share. Finally, if our Company exceeds $2,000,000 balance on the line, our Company will again issue 100,000 shares of stock and warrants to purchase 100,000 shares of stock at an exercise price of $0.01 per share.

•

On August 17, 2012, our Company issued a convertible promissory note in the amount of $25,000 to C. James Jensen, one of our directors, as part of a financing involving seven accredited investors.  The convertible promissory note must be repaid by our Company within 9 months from the date of issuance; accrues interest at the rate of 14%; and is convertible at the election of the note holder at such time as our Company has raised a minimum of $500,000 in equity in a subsequent equity financing, at the conversion price which is the lower of 80% of the per share purchase price paid for the securities by the investors in the subsequent financing, or $.50 per share.  Unless this promissory note is converted or repaid earlier, our Company must pay the noteholder the amount of the then accrued interest on the three month anniversary, six month anniversary, and nine month anniversary of the issue date. In connection with the issuance of the promissory notes, Mr. Jensen received two-year warrants to purchase 3,750 shares of common stock at $.50 per share, and two-year warrants to purchase 6,250 shares of common stock at $.01 per share.

•

Effective May 11, 2012, our Company entered into a Share Cancellation Agreement with Clifton Leung, a director and shareholder of our Company, pursuant to which Mr. Leung agreed to the cancellation of 500,000 shares of Company common stock held by him.  In consideration for the cancellation, our Company agreed to pay Mr. Leung $5,000 representing a price of $0.01 per share of common stock.  Our Company accounted for this transaction as a purchase and immediate retirement of treasury shares.  Effective June 30, 2012, Mr. Leung forgave the amount owed to him from the share cancellation agreement.

 On January 19, 2012, our Board of Directors approved a grant of 36,000 shares of our Company’s common stock (subject to a 1 year repurchase option by our Company) to Ed Roffman, a director, for the provision of services to our Company in the areas of finance and public reporting.  The shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

•

On May 9, 2011, our Company completed the Cancellation Agreement with Kevin Russeth, Steven Davis and Jonathan Shultz.  At the time of the Cancellation Agreement, Mr. Russeth was our sole director and was our Chief Executive Officer and Chief Financial Officer.  In addition, each of Messrs. Russeth, Davis and Shultz were stockholders of our Company holding in excess of 10% of our outstanding common stock.  Under the terms of the Cancellation Agreement, Messrs. Russeth, Davis and Shultz cancelled 8,500,000 shares of our common stock held by them in exchange for Sugarmade-CA's agreement to consummate the transactions contemplated by the Exchange Agreement and 200,000 warrants to purchase shares of our common stock.  The warrants are three year warrants to purchase common stock at a price of $1.25 per share.  Also under the terms of the Cancellation Agreement, Messrs. Russeth and Shultz agreed to redeem an aggregate of 262,500 shares of our outstanding common stock in exchange for cash payments aggregating to $210,000.

•

On April 27, 2011, Sugarmade-CA entered into a sales and marketing consulting agreement with Mr. C. James Jensen, a member of our Board of Directors. As part of this agreement, Sugarmade-CA issued to Mr. Jensen 100,000 shares of its common stock (subject to a 2 year repurchase option) valued at $0.30 per share.  Our Company took a charge for $30,000 for this issuance.

•

On April 27, 2011, Sugarmade-CA issued 100,000 shares of common stock to Mr. Ed Roffman, a member of our Board of Directors, for services rendered as the Head of the Audit committee and financial expert. The shares issued are subject to a 3 year repurchase option by our Company, valued at $0.30 per share.  Our Company took a charge for $30,000 for this issuance.

•

On April 27, 2011, Sugarmade-CA issued a total of 2,484,299 and 800,000 shares of common stock to Scott Lantz our Chief Executive Officer and Clifton Leung, a member of its Board of Directors, respectively, in exchange for nominal cash consideration.  The shares were valued at $0.30 per share.  Our Company took a charge for the shares issued to Mr. Lantz and Mr. Leung totaling $745,269 and $240,000 respectively.

•

On April 27, 2011, Sugarmade-CA issued two-year warrants to purchase up to 600,000 shares of our common stock with an exercise price of $1.25 per share to George Mainas, Kevin Kearney and Garrett Cecchini in exchange for consulting services performed on its behalf. Our Company took a charge of $24,000 for the issuance of these warrants.

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

•

In December 2010, Sugarmade-CA received short term loans from various shareholders totaling $50,000 at zero percent interest and reflected in our Company’s December 31, 2010 Balance Sheet as Loans Due to Shareholders.  These loans were subsequently paid back in January 2011.

•

On November 22, 2010, Sugarmade-CA entered into an agreement with George Mainas and Garrett Cecchini for consulting services performed on its behalf in exchange for 500,000 shares of common stock which were issued on May 9, 2011.  The shares were valued at $0.80 per share and our Company took a charge for $200,000 for each of the issuances to Mr. Mainas and Mr. Cecchini.

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1)Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2012 were $51,480.

(2)Audit-Related Fees

There were no fees billed during the two years ended June 30, 2012 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3)Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended June 30, 2012 and June 30, 2011.

(4)All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended June 30, 2012.

(5)Audit Committee

The Registrant's Audit Committee, or officer performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2012. Audit-related fees, tax fees, and all other fees, if any, were approved by the officers performing the functions of the Audit Committee.

(6)Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Item 15 – Exhibits, Financial Statement Schedules

(a)

Exhibits

Num.

Description

2.1	Exchange Agreement, dated April 23, 2011, among the Company, Sugarmade-CA and the Sugarmade-CA Shareholders (1)
3.1	Certificate of Incorporation dated June 20, 2007 (2)
3.2	Amendment to Certificate of Incorporation dated January 14, 2008 (2)
3.3	Amendment to Certificate of Incorporation dated June 24, 2011 (9)
3.4	Amended and Restated By-Laws (2)
4.1	Form of Warrant issued to Sugarmade-CA warrant holders in connection with private placement. (3)
4.2	Form of Warrant issued to Sugarmade-CA consultants.(3)
4.3	Form of Warrant issued in connection with the Share Cancellation Agreement.(3)
4.4	Form of Convertible Note Issued to note holders of Sugarmade-CA.(3)

10.1	Share Cancellation Agreement, dated April 23, 2011, among the Company and three of its shareholders.(3)
10.2	Form of Subscription Agreement dated January 15, 2011 and May 6, 2011 among Sugarmade-CA and certain investors identified therein.(3)
10.3	Conversion Agreement dated April 11, 2011 to April 22, 2011 among Sugarmade-CA and certain note holders of Sugarmade-CA identified therein.(3)
10.4	Registration Rights Agreement dated May 9, 2011 among the Company, Sugarmade-CA and the shareholders identified therein.(3)
10.5	Purchase Agreement dated October 26, 2009 between Sugarmade CA and Sugarmade Inc.(4)
10.6	License and Supply Agreement dated January 1, 2011 between The Sugar Cane Paper Co. Ltd and Sugarmade-CA.(3)
10.7	Lease Agreement dated January 10, 2011 between Sugarmade-CA and Michael Frangis with respect to the premises located at 2280 Lincoln Avenue, Suite 200, San Jose CA 95125.(4)
10.8	Consulting Agreement dated February 1, 2011 between Sugarmade-CA and Joseph Abrams with respect to strategic advisory services.(5)
10.9	2011 Stock Option/Stock Issuance Plan.(3)
10.10	Consulting Agreement dated November 22, 2010 between Sugarmade-CA and Messrs. George Mainas and Garrett Cecchini with respect to advisory services. (6)

10.11	Share Cancellation Agreement with Clifton Leung dated May 11, 2012 (6)
10.12	HSBC Revolving Demand Note(7)
10.13	Form of Subscription Agreement (8)
10.14	Form of Convertible Note (8)
10.15	Form of Warrant (8)
10.16	Form of Warrant (8)
10.17	Exclusive Agreement between The Sugar Cane Paper Co. Ltd and Sugarmade-CA. dated October 26, 2009 (4)
21	List of subsidiaries (10)

31

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (10)

32

Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (10)

(1)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on April 27, 2011.
(2)	Incorporated herein by reference to the registrant's Form 10 filed with the SEC on March 14, 2008.
(3)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 13, 2011.
(4)	Incorporated by reference to the registrant’s current report on Form S-1/A (Pre-Effective Amendment No. 1) filed with the SEC on December 29, 2011.
(5)	Incorporated by reference to the registrant’s current report on Form S-1/A (Pre-Effective Amendment No. 2) filed with the SEC on March 14, 2012.
(6)	Incorporated by reference to the registrant’s current report on Form 10-Q filed with the SEC on May 15, 2012.
(7)	Incorporated by reference to the registrant’s current report on Form S-1/A (Pre-Effective Amendment No. 3) filed with the SEC on June 18, 2012.
(8)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2012.
(9)	Incorporated herein by reference to the registrant’s Form 10-K filed on September 28, 2011.
(10)	Filed as an Exhibit to this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

By: /s/ SCOTT LANTZ

Scott Lantz, President, Chief Executive Officer, Chief Financial Officer and Director

October 12, 2012

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

Signature	Title	Date
/s/ CLIFTON KUOK WAI LEUNG Clifton Kuok Wai Leung	Director	October 12, 2012
/s/ C. JAMES JENSEN C. James Jensen	Director	October 12, 2012
/s/ SANDY SALZBERG Sandy Salzberg	Director	October 12, 2012
/s/ ED ROFFMAN Ed Roffman	Director	October 12, 2012