Form 10-Q
period 2012-09-30
Sugarmade, Inc.
filed 2012-11-14
CIK 919175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 000-23446

SUGARMADE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3008888
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2280 Lincoln Avenue, Suite 200, San Jose CA	95125
(Address and of principal executive offices)	(Zip Code)

888-747-6233
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑   No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At November 12, 2012 there were 10,538,526 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☑

SUGARMADE, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q includes forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained or incorporated by reference in this quarterly report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industry and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on the cover of this quarterly report, or, in the case of forward-looking statements in documents incorporated by reference, as of the date of the date of the filing of the document that includes the statement. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders.  We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this quarterly report under the caption "Risk Factors," below, and elsewhere in this quarterly report which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this quarterly report.

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2012	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash	$188,697	$192,100
Accounts receivable, net	2,145	18,700
Inventory, net	84,638	88,798
Other current assets	52,076	45,125

Total current assets	327,556	344,723

Equipment, net	4,767	5,257
Other assets	3,994	3,994

	$336,317	$353,974

Liabilities and Stockholders' Deficiency

Current liabilities:
Note payable due to bank	$150,000	$150,000
Accounts payable and accrued liabilities	279,831	221,020
Notes payable due to shareholder	36,384	-
Accrued compensation and personnel related payables	165,580	43,722

Total current liabilities	631,795	414,742

Convertible notes payable, net of discount	183,586	-
Convertible notes payable to related parties, net of discount	22,211	-

Total liabilities	837,592	414,742

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued
and outstanding)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 10,538,526
shares issued and outstanding; 10,288,526 at June 30, 2012)	10,539	10,289
Additional paid-in capital	8,257,142	8,069,581
Accumulated deficit	(8,768,956)	(8,140,638)

Total stockholders' deficiency	(501,275)	(60,768)

	$336,317	$353,974

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)
For the three months ended September 30, 2012 and 2011

	2012	2011

Revenues, net	$48,207	$26,546

Cost of goods sold:
Materials and freight costs	47,671	-

Total cost of goods sold	47,671	-

Gross Margin	536	26,546

Operating expenses:
Selling, general and administrative expenses	621,117	813,463
Amortization of license and supply agreement	-	4,600

Total operating expenses	621,117	818,063

Loss from operations	(620,581)	(791,517)

Nonoperating income (expense):
Interest expense, including $633 to related parties	(7,870)	-
Interest income:
Other	133	692

Total nonoperating income (expense)	(7,737)	692

Net loss	$(628,318)	$(790,825)

Basic and diluted net loss per share	$(0.06)	$(0.08)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	10,402,656	10,256,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2012 and 2011

	2012	2011

Operating activities:
Net loss	$(628,318)	$(790,825)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of license and supply agreement	-	4,600
Depreciation expense	490	143
Share based compensation	55,308	59,600
Issuance of common stock for services	93,745	301,000
Issuance of warrants with convertible notes	38,758
Changes in operating assets and liabilities:
Accounts receivable	16,555	8,081
Inventory	4,160	(62,782)
Other assets	(6,951)	(167,143)
Accounts payable and accrued liabilities	58,811	(27,259)
Accrued compensation and personnel related payables	121,858	15,125

Net cash flows used in operating activities	(245,584)	(659,460)

Investing activities:
Additions to equipment	-	(5,131)

Net cash flows used in investing activities	-	(5,131)

Financing activities:
Proceeds from issuance of convertible notes payable	183,586	-
Proceeds from issuance of convertible notes payable to Related Parties	22,211
Issuance of notes payable	36,384	-

Net cash flows from financing activities	242,181	-

Net change in cash	(3,403)	(664,591)

Cash, beginning of period	192,100	1,606,764

Cash, end of period	$188,697	$942,173

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,870	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

1.	Summary of significant accounting policies

Nature of business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware.  Our previous legal name was Diversified Opportunities, Inc.  Our Company, Sugarmade, Inc. operates through our subsidiary, Sugarmade, Inc., a California corporation (“Sugarmade-CA”).  Our Company is principally engaged in the business of marketing and distributing environmentally friendly non-tree-based paper products.  We are parties to an Exclusive License and Supply Agreement (“LSA”) with Sugar Cane Paper Company (“SCPC”), a company located in the People’s Republic of China.  SCPC and their contract suppliers produce our products and is a holder of intellectual property rights and patents in the area of developing and manufacturing paper from non-wood sources.  We also obtained the rights (within the designated territories) to the Sugarmade brand name and trademarks.  Sugarmade-CA’s primary product is 100% tree-free copy paper in various sizes, however our Company plans to offer other tree-free paper products in the future.

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

These financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2012, which contains our audited financial statements and notes thereto, together with the Management’s Discussion  and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2012. The interim results for the period ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiary, Sugarmade-CA.  All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the three months ended September 30, 2012 and for the year ended June 30, 2012.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, our auditors raised concerns about our ability to continue as a going concern in their opinion on our financial statements at and for the year ended June 30, 2012.  These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management is endeavoring to increase revenue generating operations.  While priority is on generating cash from operations through the sale of the Company’s products, management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity and/or debt securities, which may not be available on commercially reasonable terms to our Company, or which may not be available at all.  If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and our operating results will be adversely affected.  In addition, any financing arrangement may have potentially adverse effects on us and/or our stockholders.  Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.  If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the current holders of our common stock.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

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

During the year ended June 30, 2012, we became aware of quality issues surrounding our copy paper products.  We were able to trace the reported problems with paper quality back to manufacturing issues with our third party contract manufacturer.  Our Company has since implemented additional quality assurance procedures both during and at the completion of the production processes.  During the quarter ended September 30, 2012, our Company had limited sales as we focused our efforts on producing replacement product for customers who had been impacted by the paper quality issues.

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

From time to time, we may have a limited number of customers with individually large amounts due.  Any unanticipated change in a customer’s creditworthiness could have a material effect on our results of operations in the period in which such changes or events occurred.  Accounts receivable at September 30, 2012 was $2,145, which we expect to be collectible.

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market.  We value inventories using the weighted average costing method.  Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract manufactures to our warehouses.  Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative costs.  Outbound freight costs to customers were minimal for the three months ended September 30, 2012 and 2011. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value.  During the fourth quarter of fiscal 2012, our Company became aware of quality issues surrounding its copy paper products.  As a result of these quality issues, we determined that the historical inventory values were not realizable and we recorded a reserve for inventory obsolescence.  The balance for this reserve totaled $195,880 at September 30, 2012.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

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

Intangible assets

We had intangible assets related to the exclusive license and supply agreement (“LSA”) with Sugar Cane Paper Company.  During the year ended June 30, 2012, we performed a review of the LSA including estimations of the likely future cash flows to be derived from the LSA.  Upon completing the review, it was management’s assessment that due to changes in our Company’s manufacturing process, enhancements to the product formulation and the limitations on the credit facility, the fair value of the intangible asset had been impaired to the level that the asset has negligible remaining value. As such, our Company recorded an impairment charge totaling $318,983 for the remaining value of the license and supply agreement as of June 30, 2012.

Valuation of long-lived assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  As noted above, for the year ended June 30, 2012, it was determined that the carrying value of our intangible assets should be zero and we recorded an impairment charge for the full carrying value.

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

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

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

Fair value of financial instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Advertising

We expense advertising costs as incurred.  Advertising and promotion totaled $2,167 and $2,196 during the three months ended September 30, 2012 and 2011, respectively.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

Concentration

Customers

For the three months ended September 30, 2012, our Company earned net revenues of $48,207. A significant portion of our Company’s revenue is derived from a small number of customers. For the three months ended September 30, 2012, sales to one of our Company’s customers accounted for 100% of net sales.

Suppliers

For the three months ended September 30, 2012, all of our tree free paper products were purchased from SCPC and their contract manufacturers.

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

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

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

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000.  The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2012).  This borrowing facility is renewed annually and our Company is required to maintain a separate demand deposit account with HSBC with a minimum balance equal to the outstanding borrowing.  In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate.   As of September 30, 2012, the loan’s interest rate was three and one half percent (3.5%) and HSBC has advanced $150,000.  The note is payable on demand.

4.	Convertible Note Payables

Between August 17, 2012 and September 27, 2012, our Company issued a total of $240,000 in convertible promissory notes to seven accredited investors, one of which was a member of our Board of Directors.  The convertible promissory notes must be repaid by our Company within 9 months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share.  Unless these promissory notes are converted or repaid earlier, our Company must pay the noteholders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 36,000 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 60,000 shares of common stock at $0.01 per share.  For purposes of accounting for the detachable warrants issued in connection with the convertible notes, the fair value of the warrants was estimated using the Black-Scholes-Merton option pricing formula.  The value of all warrants granted at the date of issuance totaled $36,006 and was recorded as a discount to the notes payable. The amount will be amortized over the nine month term of the respective convertible note as additional interest expense.

5.	Related party transactions

On January 19, 2012, our Board of Directors approved a grant of 36,000 shares of our Company’s common stock (subject to a 1 year repurchase option by our Company) to Ed Roffman, a director, for the provision of services to our Company in the areas of finance and public reporting.  During the year ended June 30, 2012, our company recorded share based consulting expense totaling $66,900.  The monthly expense was based on closing stock prices ranging from $1.90 per share to $4.25 per share.  The shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

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

On August 17, 2012, the company issued a convertible note with warrants to Jim Jensen, a director, in exchange for $25,000 short term loan to our Company.  In connection with the issuance of the promissory note, Mr. Jensen received two-year warrants to purchase up to a total of 3,750 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 6,250 shares of common stock at $0.01 per share.   The convertible promissory note must be repaid by our Company within 9 months from the date of issuance; accrues interest at the rate of 14%; and is subject to conversion at the election of the noteholder at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share.  Unless these promissory notes are converted or repaid earlier, our Company must pay the noteholder the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date.

On September 6, 2012, our Company’s Board of Directors approved the repricing of options and warrants granted to employees, consultants and board members.  The repriced options and warrants had exercise prices ranging from $1.25 to $3.73.  A total of 1,245,000 vested and unvested options and warrants were amended to reduce the exercise price to $0.52 per share, based on the most recent closing price for our Company’s common stock prior to the approval of the re-pricing, which was deemed to be the fair market value as of that date.  Three members of our board had a total of 325,000 options repriced to the lower exercise price.  The Company incurred additional share based compensation costs totaling $6,250 related to the repriced options and will recognized over the options vesting period.

6.	Stockholders’ equity

Issuance of common stock and warrants for cash

On March 7, 2012, our Company’s Board of Directors approved the sale of our Company’s common stock and warrants to purchase common stock at $2.25 per unit.  Each unit consisted of (i) one share of our Company's common stock; and (ii) two-year term warrants to purchase the amount of shares of common stock equal to 80% of the number of units purchased.  Each warrant was issued with a fixed exercise price of $0.01 per share.  As of June 30, 2012, our Company raised $657,500 through the sale of 292,222 units and the commensurate exercise of 193,778 warrants for additional cash proceeds totaling $1,938.  For the three months ended September 30, 2012, there were no additional stock issuances for cash.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

Issuance of common stock for services

In May 2011, we issued 500,000 shares of common stock subject to repurchase provisions to an individual as consideration for consulting services.  We recorded a prepaid stock compensation in connection with the shares granted totaling $400,000 based on the estimated value of the underlying shares of stock at the time of their issuance to the consultant.  The grant was originally scheduled to vest evenly on a monthly basis over two years through May 2013, however our Company vested all of the remaining unvested shares in December 2011.    The prepaid stock compensation from the grant was charged to operations at the fair market value of the vesting shares at the time of their vesting since the consultant’s performance was tied to the contractual vesting terms.  Prepaid stock compensation was originally amortized proportionally over the expected vesting term of the shares at the time the shares were vested, with the difference being recorded as additional paid-in capital.  For the year ended June 30, 2012, we recorded noncash charges totaling $1,547,000 in connection with this stock issuance.

On January 19, 2012, our Company issued 36,000 shares of restricted common stock to one of its board members in exchange for additional advisory services in the area of finance and financial reporting.  The shares vest over one year and any unvested shares are subject to repurchase by our Company should the recipient cease to provide for the contracted services.  For the three months ended September 30, 2012, our Company incurred a charge totaling $8,745 related to this issuance.

On May 31, 2012, we issued 10,526 shares of restricted common stock to a public relations firm as part of their compensation for services in the area of public relations related strategy, processes and tactics.  For the year ended June 30, 2012, our Company recorded noncash charges totaling $20,000 related to this issuance.

On September 20, 2012, our Company issued 250,000 shares to a third party consultant in consideration for its services under the terms of a consulting agreement for investor relations and public communications services.  For the three months ended September 30, 2012, we recorded noncash charges totaling $85,000 in connection with this stock issuance based on previous day’s closing price for our common stock, which is deemed the fair market value as of that date.

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

As of September 30, 2012, we have a total of 1,133,462 incentive and nonqualified stock options granted and outstanding under the Plan. All of our outstanding options have terms of between five and ten years.  During the three months ended September 30, 2012, we recognized share based compensation expense totaling $41,587 related to stock options granted through that date.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

Other outstanding warrants

We issued warrants to purchase up to 2,185,600 of our common stock in connection with the sale of our common stock during the year ended June 30, 2011 and issued warrants to purchase up to 40,000 shares of our common stock in connection with the sale of our common stock during the year ended June 30, 2012.  We also have warrants to purchase 871,500 of our common stock outstanding as of September 30, 2012, issued to individuals providing consulting and advisory services to our Company.  During the three months ended September 30, 2012 and 2011, we recognized share based compensation expense related to these warrants totaling $13,782 and $55,277, respectively.

Between August 17, 2012 and September 27, 2012, our Company issued a total of 96,000 warrants in conjunction with $240,000 in convertible promissory notes to seven accredited investors, one of which was a member of our Board of Directors.  In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 36,000 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 60,000 shares of common stock at $0.01 per share.  The value of all warrants granted at the date of issuance totaled $36,006 and was recorded as a discount to the notes payable. The amount will be amortized over the nine month term of the respective convertible note as additional interest expense.  For the three months ended September 30, 2012, we amortized $3,205 of discounts on note payable as interest expense.

Outstanding warrants from all sources have terms ranging from two to five years with certain of the warrants carrying registration rights of the underlying shares of common stock.  The number of shares of common stock subject to exercise and the exercise price of all options and warrants outstanding at September 30, 2012 is as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
2,805,600	$1.45	2,805,600	4th Qtr, 2013
40,000	0.01	40,000	3rd Qtr, 2014
200,000	1.25	200,000	4th Qtr, 2014
108,500	0.24	108,500	1st Qtr, 2015
30,000	0.53	30,000	4th Qtr, 2016
50,000	0.50	50,000	1st Qtr, 2017
1,079,000	0.55	677,640	4th Qtr, 2021
125,000	0.53	-	1st Qtr, 2022
35,000	0.53	-	2nd Qtr, 2022
1,462	3.25	1,462	3rd Qtr, 2022
52,000	0.75	-	1st Qtr, 2023
4,526,562		3,913,202

Stock based compensation

Results of operations for the three months ended September 30, 2012 include share based compensation costs totaling $55,369 charged to selling, general and administrative expenses.  For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were used for the calculations during the three months ended September 30, 2012:

Expected life (in years)	4.35 years
Weighted average volatility	135.89%
Forfeiture rate	20.00%
Risk-free interest rate	1.22%
Expected dividend rate	- %

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

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

As of September 30, 2012, $372,464 of unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average remaining period of 8.7 months.  The following is required disclosure in connection with stock options and warrants (which resulted in share based compensation charges) as of September 30, 2012: 1) weighted average exercise price - $0.78; 2) weighted average remaining contractual term vested and outstanding options – 56.3 and 69.7 months, respectively; 3) aggregate intrinsic value of outstanding and exercisable options and warrants - $221,655 and $126,225, respectively; 4) weighted average grant date fair value of options and warrants granted - $0.27 per share; and 5) weighted average fair value of options and warrants vested - $0.18 per share.

On September 6, 2012, our Company’s Board of Directors approved the repricing of options and warrants granted to employees, active consultants and board members.  The repriced options and warrants had exercise prices ranging from $1.25 to $3.73.  A total of 1,245,000 options and warrants were amended to reduce the exercise price to $0.52 per share, based on the most recent closing price for our Company’s common stock, which is deemed the fair market value as of that date.  As a result of the repriced options and warrants, our company will be incurring additional stock based compensation totaling $31,450, recognized in the current and future periods over the remaining vesting periods related to the respective securities.  For the three months ended September 30, 2012, we recorded additional stock based compensation expense totaling $13,859 related to the repriced options and warrants.

The exercise prices for options and warrants granted and outstanding which resulted in stock based compensation charges was as follows at September 30, 2012:

Exercise Price Range	Number of options or warrants
$0.25 - $0.50	50,000
$0.51 – $0.75	1,297,000
$0.76 - $1.00	-
$1.01 - $1.25	624,000
$1.26 - $2.00	32,500
$2.01 - $3.00	-
$3.01 - $4.00	1,462
2,004,962

A summary of the status of our non-vested options and warrants as of September 30, 2012 and changes during the year then ended is as follows:

Shares
Non-vested outstanding, July 1, 2012	624,173
Granted	102,000
Vested	(112,813)
Cancelled	-
Non-vested outstanding, September 30, 2012	613,360

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2012:

Stock options outstanding	1,133,462
Stock options available for future grant under the 2011 Plan	366,538
Warrants	3,393,100

Total common shares reserved for future issuance	4,893,100

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

7.	Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance to total approximately $8,410,000 and $3,390,000, respectively, as of September 30, 2012.  Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by NOL’s after a change in control (generally greater than a 50% change in ownership).  Transactions such as planned future sales of our common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  Our in NOL will begin to expire in 2024 for federal and state purposes and could be limited for use under IRC Section 382.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2012.  All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

8.	Subsequent events

Between October 5, 2012 and November 12, 2012, our Company issued a total $60,000 of additional convertible promissory notes to 3 accredited investors.  The terms of these convertible notes are identical to those noted in note 4 above.  In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 9,000 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 15,000 shares of common stock at $0.01 per share.  The issuance of notes and warrants to the investors was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.

On October 11, 2012, our Company issued four-year warrants to purchase up to 50,000 shares of common stock to our outside legal counsel in relation to legal services provided to the Company.  The warrants were issued at an exercise price of $0.50 per common share, at which time the market price of our Company’s common stock was $0.45 per share. The issuance of warrants was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in Part II, Item 1A and in our June 30, 2012 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Sugarmade-CA.  Our Company purchased Sugarmade-CA on May 9, 2011.  We have no operations other than those of Sugarmade-CA.  Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

Revenues

Our Company had revenues totaling $48,207 and $26,546 for the three months ended September 30, 2012 and 2011, respectively, an increase of $21,661 or 81.6% from 2011 to 2012.  Revenues for the first fiscal quarter of 2012 reflected limited sales due to our focus on the production and shipment of replacement stock to some of our customers.  During the fourth quarter of 2012, we became aware of quality issues surrounding our copy paper products.  We were able to trace the reported problems with paper quality back to manufacturing issues with our third party contract manufacturer.  Our Company has since implemented additional quality assurance procedures both during and at the completion of the production processes and believes that all known issues have been addressed.  As a result of the production difficulties, we issued full refunds to our customers during the prior year and are currently shipping replacement paper meeting quality standards.

Cost of goods sold

For the three months ended September 30, 2012, our Company reported cost of goods sold totaling $47,671, as compared to no cost of goods sold for the comparable prior in 2011.  Our cost of sales for the first three months of fiscal 2013 reflect higher than normal freight charges due to industry surcharges assessed by the shipping carriers to companies using their ocean freight services.  As we ship our product from China, these surcharges negatively impact our profit margins.  We are managing our freight costs closely in an attempt mitigate some of these costs by using pre-purchased freight, alternative routes and /or longer lead times.  We are expecting our freight costs to return to more normal levels in the coming months.  For the three months ended September 30, 2011, we recorded no cost of goods sold as the cost of inventory liquidated during the quarter was previously written off in the prior year as a result of product packaging changes.

Gross margin

Gross margin was minimal for the first fiscal quarter of 2013 compared to margins totaling $26,546 for the same period in fiscal 2012.  The unusually high margins for the three months ended September 30, 2011 related to the sales of previously written off inventory.  As noted above, the focus on replacing our customers’ product coupled with higher than normal product costs let to a very small margin for the three months ended September 30, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $621,117 and $813,463 for the three months ended September 30, 2012 and 2011, respectively.  Included in these expenses for the first fiscal quarter of 2011 were $360,600 of non-cash related charges for stock compensation and consulting expenses, compared to $149,053 of non-cash related costs for stock compensation and consulting services for the three months ended September 30, 2012.    Payroll and related expenses including noncash items totaled $330,718 and $289,702 during the three months ended September 30, 2012 and 2011, respectively.  Consulting expenses totaled $141,173 and $386,288 during the three months ended September 30, 2012 and 2011, respectively, while legal and accounting expenses totaled $34,694 and $43,728 during the three months ended September 30, 2012 and 2011, respectively.   Included in consulting expenses are noncash charges for the issuance of common stock for services totaling $93,745 for the three months ended September 30, 2012 and $301,000 for the three months ended September 30, 2011.

Interest expense and interest income

Interest expense totaled $7,870 for the three months ended September 30, 2012 compared to none for the same period in 2011.    Interest expense in the first quarter of fiscal 2013 resulted from our note payable with our bank totaling $150,000, as well as interest from the convertible notes payable and the related amortization of the discount on the convertible notes.  Net convertible notes payable including accrued interest totaled $205,797, consisting of gross notes payable of $241,803, and discounts on notes payable totaling $36,006.

Net loss

Net loss totaled $628,318 and $790,825 for the three months ended September 30, 2012 and 2011, respectively.  As mentioned previously, noncash amounts included in net loss for the first fiscal quarter of 2013 $149,053, while non-cash charges for the same period in fiscal 2012 totaled $ 360,600.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable.  As of September 30, 2012, our Company had cash totaling $188,697, current assets totaling $327,556 and total assets of $336,317. We had current liabilities totaling $631,795 and total liabilities of $837,592, with a negative working capital of $304,239.  Stockholders’ equity reflected a deficit of $501,275

Net cash used by operating activities was $245,584 for the three months ended September 30, 2012, a decrease of $413,876 from the comparable figure of $659,4690 for the three months ended September 30, 2011.  The decrease of net cash flows used in operation activities resulted from the increase in our liabilities and accrued compensation costs.

For the three months ended September 30, 2012, we did not have cash flows from investing activities, and only minor activities for the three months ended September 30, 2011 related to the purchase of computer and related equipment.

Net cash provided by financing activities totaled $242,181 for three months ended September 30, 2012 as compared to none for the first three months of fiscal 2012.  The net cash provided by financing activities for the period was mainly attributable to proceeds from the issuances of notes payable and convertible notes payables.

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  Other than the notes payable discussed above, borrowings from our bank and the production credit facility with our suppliers, we do not have any credit agreement or source of liquidity immediately available to us.

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability.  As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $2,500,000.  As of September 30, 2012,  we had a cash balance of approximately $188,697.  However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs; that the cash required to implement our current plan will not exceed our estimated amount of $2,500,000; or that we can achieve profitability with the estimated amounts we determined above, or that we will ever achieve profitability.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2012.  We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur.  The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

If we fail to maintain satisfactory relationships with our larger customers, our business may be harmed. We do not have and are unlikely to enter into long-term fixed quantity supply agreements with our customers. Due to competition or other factors, we could lose future business from our customers, either partially or completely. Additionally, during our last fiscal year we produced certain batches of paper which did not meet the quality standards required by our customers which resulted in dissatisfaction by those customers.  This dissatisfaction may have also harmed our reputation and ability to sell our products to those customers and other customers in the future.  The future loss of one or more of our significant customers or a substantial future reduction of orders by any of our significant customers, or the unwillingness of a customer to purchase our products again due to concerns over the quality of the paper they previously purchased could harm our business and results of operations. Moreover, our customers may vary their order levels significantly from period to period and customers may not continue to place orders with us in the future at the same levels as in prior periods. In the event that in the future we lose any of our larger customers, we may not be able to replace that revenue source. This could harm our financial results.

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

FINANCIAL RISKS

Our current business plan requires that our Company raise additional equity by the second quarter of fiscal year 2013. We do not currently have sufficient revenues to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability in the future.  Our business plan requires that our Company needs to raise additional equity by the second quarter of our 2013 fiscal year end.  However, there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure any necessary financing, or the terms of any such financing transaction if one were to occur.  Our failure to raise additional capital would seriously harm our business and operating results.  If we fail to raise additional capital by the second quarter of fiscal 2013, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

If we cannot establish profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the three months ended September 30, 2012 of nearly $629,000 and had negative cash flows from operations in excess of $245,000. For the three months ended September 30, 2011 we incurred a net loss of nearly $791,000 and had negative cash flows from operations of nearly $660,000.  Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We are dependent upon our production credit borrowing arrangement with SCPC and Norco Sourcing (Hong Kong) Co. Ltd in order to fund our working capital and liquidity requirements.  We have signed an agreement with SCPC, and most recently secured a line of credit with Norco Sourcing (Hong Kong) Co. Ltd (“Norco”), to provide our Company with credit facilities to fund the production of our paper products.  Our plans going forward are dependent upon SCPC and Norco in providing such financing upon the terms we have agreed to and there are currently no other alternate financing plans in place.  Should there be an interruption in either SCPC’s or Norco willingness or ability to provide such financing per the terms of the agreements, we could face a severe liquidity shortfall that could cause our Company’s operations to fail and which could consequently result in the loss of an investor’s investment with our Company.

We may not have the ability to pay our convertible notes when due. Between August and November 12, 2012, our Company has issued convertible promissory notes totaling $300,000 which must be repaid by our Company within 9 months after their date of issuance.  Our Company does not have sufficient capital to repay the notes as of the date of this report, and may not have sufficient capital to repay the notes when due. Our Company’s inability to repay the notes when due would permit the noteholders to exercise their default remedies against our Company which could have a material adverse effect on our Company.

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

Our financial statements have been prepared assuming that our Company will continue as a going concern. We have generated losses to date and have limited working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their recent audit report for the fiscal year ended June 30, 2012.  If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

ITEM 2 –UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Between October 5, 2012 and November 12, 2012, our Company issued a total $60,000 of additional convertible promissory notes to 3 accredited investors.  The terms of these convertible notes are identical to those noted in note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements above.  In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 9,000 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 15,000 shares of common stock at $0.01 per share.  The issuance of notes and warrants to the investors was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only three investors; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the investors and the Company.

On October 11, 2012, the Company issued four-year warrants to purchase up to 50,000 shares of common stock to our outside legal counsel in relation to legal services provided to the Company.  The warrants were issued at an exercise price of $0.50 per common share, at which time the market price of our Company’s common stock was $0.45 per share. The issuance of warrants was made in reliance on the exemption provided by Section 4(2) of the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient of the warrants; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the recipient and the Company.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Description

31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Executive Officer and Chief Financial Officer (1)

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Chief Executive Officer and Chief Financial Officer (1)
______________
(1)	Filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

November 14, 2012	By:	/s/ SCOTT LANTZ
Scott Lantz, Chief Executive Officer, Chief Financial Officer
(Principal Accounting Officer) and Director