Form 10-Q
period 2012-10-31
Sugarmade, Inc.
filed 2013-02-14
CIK 919175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

At February 12, 2013 there were 10,538,526 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☑

SUGARMADE, INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2012

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

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	December 31, 2012 (Unaudited)	June 30, 2012
Assets
Current assets:
Cash	$221,164	$192,100
Accounts receivable, net	18,527	18,700
Inventory, net	182,419	88,798
Other current assets	47,032	45,125

Total current assets	469,142	344,723

Equipment, net	4,277	5,257
Other assets	3,994	3,994

	$477,413	$353,974

Liabilities and Stockholders' Deficiency
Current liabilities:
Note payable due to bank	$150,000	$150,000
Accounts payable and accrued liabilities	242,910	221,020
Accrued interest, including amounts due to related parties of $14,408	25,901	-
Notes payable due to shareholder	36,000	-
Accrued compensation and personnel related payables	254,359	43,722
Production line of credit	274,300	-

Total current liabilities	983,470	414,742

Convertible notes payable, net	316,402	-
Convertible notes payable to related parties, net	113,809	-

Total liabilities	1,413,681	414,742

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued
and outstanding)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 10,538,526
shares issued and outstanding; 10,288,526 at June 30, 2012)	10,539	10,289
Additional paid-in capital	8,364,612	8,069,581
Accumulated deficit	(9,311,419)	(8,140,638)

Total stockholders' deficiency	(936,268)	(60,768)

	$477,413	$353,974

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011

Revenues, net	$65,716	$12,953	$113,924	$39,498

Cost of goods sold:
Materials and freight costs	27,329	13,382	75,001	13,382
Provision for inventory obsolescence	40,851	-	40,851	-

Total cost of goods sold	68,180	13,382	115,852	13,382

Gross Margin (loss)	(2,464)	(429)	(1,928)	26,116

Operating expenses:
Selling, general and administrative expenses	493,309	1,798,240	1,114,678	2,611,703
Amortization of license and supply agreement	-	4,601	-	9,201

Total operating expenses	493,309	1,802,841	1,111,978	2,620,904

Loss from operations	(495,773)	(1,803,270)	(1,116,606)	(2,594,788)

Non-operating income (expense):
Interest expense:
Related parties	(16,606)	(122)	(17,655)	(122)
Other	(29,963)	-	(36,784)	-

Total Interest Expense	(46,569)	(122)	(54,439)	(122)
Interest income:
Other	132	530	265	1,221

Total non-operating income (expense)	(46,437)	408	(54,174)	1,099

Net loss	$(542,210)	$(1,802,862)	$(1,170,780)	$(2,593,689)

Basic and diluted net loss per share	$(0.05)	$(0.18)	$(0.11)	$(0.25)
Basic and diluted weighted average common shares outstanding
used in computing net loss per share	10,538,526	10,256,000	10,470,591	10,256,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended December 31, 2012 and 2011

	2012	2011

Operating activities:
Net loss	$(1,170,780)	$(2,593,689)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of license and supply agreement	-	9,201
Depreciation expense	980	632
Share based compensation	105,030	112,701
Issuance of common stock for services	98,545	1,547,000
Issuance of warrants with convertible notes	91,706	-
Changes in operating assets and liabilities:
Certificate of deposit	-	(535)
Accounts receivable	173	(4,872)
Inventory	(93,621)	(50,107)
Other assets	(1,907)	(170,637)
Accounts payable and accrued liabilities	21,889	(40,806)
Accrued interest	25,901	-
Accrued compensation and personnel related payables	210,637	3,527

Net cash flows used in operating activities	(711,447)	(1,187,585)

Investing activities:
Additions to equipment	-	(27,143)
Additions to certificate of deposit	-	(150,000)

Net cash flows used in investing activities	-	(177,143)

Financing activities:
Borrowings from note payable to bank	-	50,000
Borrowings from production line of credit	274,300	-
Proceeds from issuance of convertible notes payable	316,402	-
Proceeds from issuance of convertible notes payable to related parties	113,809	-
Issuance of notes payable	36,000	-

Net cash flows from financing activities	740,511	50,000

Net change in cash	29,064	(1,314,728)

Cash, beginning of period	192,100	1,606,764

Cash, end of period	$221,164	$292,036

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,622	$122

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

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

These financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2012, which contains our audited financial statements and notes thereto, together with the Management’s Discussion  and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2012. The interim results for the period ended December 31, 2012 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiary, Sugarmade-CA.  All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the six months ended December 31, 2012 and for the year ended June 30, 2012.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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
December 31, 2012

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

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 605, Revenue Recognition. Revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered. This generally occurs upon shipment of the merchandise, which is when legal transfer of title occurs. In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met. We currently have a consignment arrangement with two of our customers. We record revenue on consignment goods when the consigned goods are sold by the consignee and all other above mentioned revenue recognition criteria have been satisfied. Cash deposits received in connection with the sales of our products prior to their being delivered is recorded as deferred revenue.

During the year ended June 30, 2012, we became aware of quality issues surrounding our copy paper products. We were able to trace the reported problems with paper quality back to manufacturing issues with our third party contract manufacturer. Our Company has since implemented additional quality assurance procedures both during and at the completion of the production processes. During the six months ended December 31, 2012, our Company had limited sales as we continued producing and delivering replacement product, in addition to disposing of the product containing the quality issues. For the three months ended December 31, 2012, we sold the majority of our sub-quality paper to a third party wholesaler specializing in the liquidation of excess inventory. As we had recorded an inventory reserve for this product, we recognized revenue with no corresponding cost of goods sold.

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

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in a customer’s creditworthiness could have a material effect on our results of operations in the period in which such changes or events occurred. Accounts receivable at December 31, 2012 and June 30, 2012 was $18,527 and $18,700 (net of allowance for doubtful accounts of $1,220), respectively, all of which we expect to be collectible.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market.  We value inventories using the weighted average costing method.  Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract manufactures to our warehouses.  Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative expenses.  Outbound freight costs to customers totaled $27,865 and $28,285 for the three and six months ended December 31, 2012, respectively, and $12,400 for the three and six months ended December 31, 2011. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value.  During the fourth quarter of fiscal 2012, our Company became aware of quality issues surrounding its copy paper products.  As a result of these quality issues, we determined that the historical inventory values were not realizable and we recorded a reserve for inventory obsolescence.  During the three months ended December 31, 2012, we completed our review of the last batches of paper produced during the time the quality issues were discovered. This paper was held by our customer on a consignment arrangement. We determined it was necessary to replace this paper as it did not meet our quality standards and as a result, we recorded an additional reserve for inventory obsolescence totaling 40,851.  As of December 31, 2012 and June 30, 2012, the balance for the inventory obsolescence reserve totaled $93,716 and $195,880, respectively.

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

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

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

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

Advertising

We expense advertising costs as incurred. Advertising and promotion totaled $4,542 and $6,709 during the three and six months ended December 31, 2012. For the three and six months ended December 31, 2011, advertising and promotions totaled $7,243 and $9,439, respectively. We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

Concentration

Customers

For the three and six months ended December 31, 2012, our Company earned net revenues of $65,716 and $113,924, respectively. A significant portion of our Company’s revenue is derived from a small number of customers. For the three and six months ended December 31, 2012, sales to three of our Company’s customers accounted for 83% and 90% of net sales, respectively.

Suppliers

For the three and six months ended December 31, 2012, all of our tree free paper products were purchased from SCPC and their contract manufacturers.

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

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

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

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000.  The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of December 31, 2012).  This borrowing facility is renewed annually and our Company is required to maintain a separate demand deposit account with HSBC with a minimum balance equal to the outstanding borrowing.  In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate.   As of December 31, 2012, the loan’s interest rate was three and one half percent (3.5%) and HSBC has advanced $150,000.  The note is payable on demand.

4.	Production Line of Credit

As part of our agreement with SCPC for a production line of credit, SCPC has provided our Company with access to a portion of the overall credit line to allow us to purchase product for inventory purposes, without the need for customer purchase orders as a requirement to order product from its contract manufacturer.  This portion production line of credit will initially be set at $300,000, bear interest at 5% interest per quarter and a 4% usage charge, and require payment 30 days after receipt of funds from our customer.  After a successful initial quarter, terms will be updated to $1 fee per case produced and 4% per quarter finance charge. The same repayment terms will remain in effect.  As of December 31, 2012, the balance on the credit line totaled $274,300.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

5.	Convertible note payables, net

Between August 17, 2012 and December 31, 2012, our Company issued a total of $500,000 in convertible promissory notes to eleven accredited investors, one of which is a member of our Board of Directors and another was a former member of our Board of Directors. The convertible promissory notes must be repaid by our Company within 9 months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the noteholders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date.

In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 75,000 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 125,000 shares of common stock at $0.01 per share. For purposes of accounting for the detachable warrants issued in connection with the convertible notes, the fair value of the warrants was estimated using the Black-Scholes-Merton option pricing formula. The value of all warrants granted at the date of issuance totaled $91,705 and was recorded as a discount to the notes payable. The amount will be amortized over the nine month term of the respective convertible note as additional interest expense.

For the three and six month periods ended December 31, 2012, the Company recorded interest expense related to convertible notes payable of $30,533, and $35,087, respectively.

6.	Related party transactions

On January 19, 2012, our Board of Directors approved a grant of 36,000 shares of our Company’s common stock (subject to a 1 year repurchase option by our Company) to Ed Roffman, a former director, for the provision of services to our Company in the areas of finance and public reporting. During the year ended June 30, 2012, our company recorded share based consulting expense totaling $66,900. The monthly expense was based on exercise prices ranging from $1.90 per share to $4.25 per share. The shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

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

On August 17, 2012, the company issued a convertible note with warrants to Jim Jensen, a former director, in exchange for $25,000 short term loan to our Company. In connection with the issuance of the promissory note, Mr. Jensen received two-year warrants to purchase up to a total of 3,750 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 6,250 shares of common stock at $0.01 per share. The convertible promissory note must be repaid by our Company within 9 months from the date of issuance; accrues interest at the rate of 14%; and is subject to conversion at the election of the noteholder at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the noteholder the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

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

On November 29, 2012, the Company entered into a Share Cancellation Agreement with Scott Lantz pursuant to which Mr. Lantz agreed to the cancellation of 354,722 of his shares of Company common stock. Mr. Lantz is the Chief Executive Officer, Chief Financial Officer and a Director of the Company.

On November 30, 2012, our Company issued a convertible promissory note in the amount of $100,000 to Jonathan Leong, one of our directors, as part of a financing involving eleven accredited investors. The convertible promissory note must be repaid by our Company within 9 months from the date of issuance; accrues interest at the rate of 14%; and is convertible at the election of the note holder at such time as our Company has raised a minimum of $500,000 in equity in a subsequent equity financing, at the conversion price which is the lower of 80% of the per share purchase price paid for the securities by the investors in the subsequent financing, or $.50 per share.  Unless this promissory note is converted or repaid earlier, our Company must pay the note holder the amount of the then accrued interest on the three month anniversary, six month anniversary, and nine month anniversary of the issue date. In connection with the issuance of the promissory notes, Mr. Leong received two-year warrants to purchase 15,000 shares of common stock at $.50 per share, and two-year warrants to purchase 25,000 shares of common stock at $.01 per share.

7.	Stockholders’ equity

Issuance of common stock and warrants for cash

On March 7, 2012, our Company’s Board of Directors approved the sale of our Company’s common stock and warrants to purchase common stock at $2.25 per unit.  Each unit consisted of (i) one share of our Company's common stock; and (ii) two-year term warrants to purchase the amount of shares of common stock equal to 80% of the number of units purchased.  Each warrant was issued with a fixed exercise price of $0.01 per share.  As of June 30, 2012, our Company raised $657,500 through the sale of 292,222 units and the commensurate exercise of 193,778 warrants for additional cash proceeds totaling $1,938.  For the six months ended December 31, 2012, there were no additional stock issuances for cash.

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

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

On January 19, 2012, our Company issued 36,000 shares of restricted common stock to one of its former board members in exchange for additional advisory services in the area of finance and financial reporting.  The shares vest over one year and any unvested shares are subject to repurchase by our Company should the recipient cease to provide for the contracted services.  For the six months ended December 31, 2012, our Company incurred a charge totaling $13,545 related to this issuance.

On May 31, 2012, we issued 10,526 shares of restricted common stock to a public relations firm as part of their compensation for services in the area of public relations related strategy, processes and tactics.  For the year ended June 30, 2012, our Company recorded noncash charges totaling $20,000 related to this issuance.

On September 20, 2012, our Company issued 250,000 shares to a third party consultant in consideration for its services under the terms of a consulting agreement for investor relations and public communications services.  For the six months ended December 31, 2012, we recorded noncash charges totaling $85,000 in connection with this stock issuance based on previous day’s closing price for our common stock, which is deemed the fair market value as of that date.

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

On November 29, 2012, the Company entered into a Share Cancellation Agreement with Scott Lantz pursuant to which Mr. Lantz agreed to the cancellation of 354,722 of his shares of Company common stock. Mr. Lantz is the Chief Executive Officer, Chief Financial Officer and a Director of the Company. In consideration for the surrender, our Company agreed to pay Mr. Lantz $10. Our Company accounted for this transaction as a repurchase of common stock previously issued to Mr. Lantz and recorded treasury stock on the date of the agreement. The shares were concurrently issued to certain third party investors who previously participated in the Company’s sale of common stock and warrants during the March-May 2012 fundraising. The Company measured the issuance based on the previous day’s closing market price of the common stock of $0.3210 per share and recorded $113,866 as contributed shares with a corresponding entry to additional paid in capital.

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

As of December 31, 2012, we have a total of 1,133,462 incentive and nonqualified stock options granted and outstanding under the Plan. All of our outstanding options have terms of between five and ten years.  During the three and six months ended December 31, 2012, we recognized share based compensation expense totaling $32,105 and $73,692, respectively, related to stock options granted through that date.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

Other outstanding warrants

We issued warrants to purchase up to 2,185,600 of our common stock in connection with the sale of our common stock during the year ended June 30, 2011 and issued warrants to purchase up to 40,000 shares of our common stock in connection with the sale of our common stock during the year ended June 30, 2012.  We also have warrants to purchase 921,500 of our common stock outstanding as of December 31, 2012, issued to individuals providing consulting and advisory services to our Company.  During the three and six months ended December 31, 2012, we recognized share based compensation expense related to these warrants totaling $17,556 and $31,338, respectively.

Between August 17, 2012 and December 31, 2012, our Company issued a total of 200,000 warrants in conjunction with $500,000 in convertible promissory notes to eleven accredited investors, one of which was a member of our Board of Directors and another who is a former member of our Board of Directors. In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 75,000 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 125,000 shares of common stock at $0.01 per share. The value of all warrants granted at the date of issuance totaled $91,705 and was recorded as a discount to the notes payable. The amount will be amortized over the nine month term of the respective convertible note as additional interest expense. For the three and six months ended December 31, 2012, we amortized $19,164 and $21,916, respectively, of discounts on note payable as interest expense.

Outstanding warrants from all sources have terms ranging from two to five years with certain of the warrants carrying registration rights of the underlying shares of common stock. The number of shares of common stock subject to exercise and the exercise price of all options and warrants outstanding at December 31, 2012 is as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period

2,805,600	$1.45	2,805,600	4th Qtr, 2013
40,000	0.01	40,000	3rd Qtr, 2014
200,000	1.25	200,000	4th Qtr, 2014
108,500	0.40	108,500	1st Qtr, 2015
104,000	0.19	104,000	2nd Qtr. 2015
30,000	0.53	30,000	4th Qtr, 2016
50,000	0.50	50,000	1st Qtr, 2017
50,000	0.50	50,000	2nd Qtr. 2017
1,079,000	0.55	740,452	4th Qtr, 2021
125,000	0.53	41,665	1st Qtr, 2022
35,000	0.53	10,208	2nd Qtr, 2022
1,462	3.25	1,462	3rd Qtr, 2022
52,000	0.75	-	1st Qtr, 2023
4,680,562		4,181,887

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

Stock based compensation

Results of operations for the three and six months ended December 31, 2012 include share based compensation costs totaling $49,661 and $105,030, respectively, charged to selling, general and administrative expenses.  For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were used for the calculations during the three months ended December 31, 2012:

Expected life (in years)	3.74 years
Weighted average volatility	135.89%
Forfeiture rate	20.00%
Risk-free interest rate	1.06%
Expected dividend rate	-%

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

As of December 31, 2012, $334,979 of unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average remaining period of 5.5 months.  The following is required disclosure in connection with stock options and warrants (which resulted in share based compensation charges) as of December 31, 2012: 1) weighted average exercise price - $0.77; 2) weighted average remaining contractual term vested and outstanding options – 56.3 and 66.2 months, respectively; 3) aggregate intrinsic value of outstanding and exercisable options and warrants - $231,655 and $155,720, respectively; 4) weighted average grant date fair value of options and warrants granted - $0.26 per share; and 5) weighted average fair value of options and warrants vested - $0.25 per share.

On September 6, 2012, our Company’s Board of Directors approved the repricing of options and warrants granted to employees, active consultants and board members.  The repriced options and warrants had exercise prices ranging from $1.25 to $3.73.  A total of 1,245,000 options and warrants were amended to reduce the exercise price to $0.52 per share, based on the most recent closing price for our Company’s common stock, which is deemed the fair market value as of that date.  As a result of the repriced options and warrants, our company will be incurring additional stock based compensation totaling $31,450, recognized in the current and future periods over the remaining vesting periods related to the respective securities.  For the three and six months ended December 31, 2012, we recorded additional stock based compensation expense totaling $2,245 and $16,103, respectively, related to the repriced options and warrants.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

The exercise prices for options and warrants granted and outstanding which resulted in stock based compensation charges was as follows at December 31, 2012:

Exercise Price Range	Number of options or warrants
$0.25 - 0.50	100,000
$0.51 – 0.75	1,297,000
$0.76 - 1.00	-
$1.01 - 1.25	624,000
$1.26 - 2.00	32,500
$2.01 - 3.00	-
$3.01 - 4.00	1,462
2,054,962

A summary of the status of our non-vested options and warrants as of December 31, 2012 and changes during the three months then ended is as follows:

Shares
Non-vested outstanding, October 1, 2012	613,360
Granted	152,000
Vested	(266,685)
Cancelled	-
Non-vested outstanding, December 31, 2012	498,675

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at December 31, 2012:

Stock options outstanding	1,133,462
Stock options available for future grant under the 2011 Plan	366,538
Warrants	3,547,100
Total common shares reserved for future issuance	5,047,100

8.	Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance to total approximately $8,900,000 and $3,588,000, respectively, as of December 31, 2012.  Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by NOL’s after a change in control (generally greater than a 50% change in ownership).  Transactions such as planned future sales of our common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  Our in NOL will begin to expire in 2024 for federal and state purposes and could be limited for use under IRC Section 382.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2012

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2012. All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

9.	Subsequent events

Between January 1, 2013 and February 12, 2013, our Company issued a convertible promissory note to 1 accredited investor totaling $25,000. The terms of this convertible note is identical to those in footnote 5. In connection with the issuance of the promissory note, the investor in the aggregate received two-year warrants to purchase up to a total of 3,750 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 6,250 shares of common stock at $0.01 per share. The issuance of notes and warrants to the investors was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.

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

Results of Operations

Revenues

Our Company had revenues totaling $65,716 and $113,924 for the three and six months ended December 31, 2012, respectively, compared to $12,953 and $39,498, respectively, for the three and six months ended December 31, 2011. The comparative periods in the prior year reflected minimal sales as our Company was focused on its relationships with our supplier and potential customers. The first and second quarters of fiscal 2013 reflected building sales as new and replacement product was received into the U.S. During the fourth quarter of fiscal 2012, we became aware of quality issues surrounding our copy paper products. We were able to trace the reported problems with paper quality back to manufacturing issues with our third party contract manufacturer. Our Company has since implemented additional quality assurance procedures both during and at the completion of the production processes and believes that all known issues have been addressed. As a result of the production difficulties, we issued full refunds to our customers during the prior year and have replaced our customer’s product supplies. Sales for the three months ended December 31, 2012 included sales to a third party wholesaler specializing in the liquidation of excess inventory. These sales accounted for half of the sales during this period.

Cost of goods sold

For the three and six months ended December 31, 2012, our Company reported cost of goods sold totaling $68,180 and $115,852, respectively, inclusive of a provision for inventory obsolescence of $40,851. The provision was recorded after we completed our full assessment of all remaining product with our customers. This process was completed in the second quarter of fiscal 2013. Cost of goods sold for material and freight costs was unusually low during these periods as the sub-quality product sold to a third party wholesaler was fully reserved, resulting in a zero cost of goods sold for this product. Excluding the effects of the fully reserved product, cost of goods sold reflected higher than normal freight charges due to industry surcharges assessed by the shipping carriers to companies using their ocean freight services. As we ship our product from China, these surcharges negatively impact our profit margins. We are managing our freight costs closely in an attempt mitigate some of these costs by using pre-purchased freight, alternative routes and /or longer lead times. Cost of goods sold for both the three and six months ended December 31, 2011 totaled $13,382, reflecting costs correlating to the minimal sales during the period.

Gross margin (loss)

Gross loss was $2,464 and $1,928 for the three and six months ended December 31, 2012, respectively.  As discussed above, the margin was impacted negatively due to the provision for inventory obsolesces on the remaining inventory from the sub-quality production in fiscal 2012.  Margins for the six months ended December 31, 2011 related to the sales of previously written off inventory.  As noted above, the focus on replacing our customers’ product coupled with higher than normal freight costs led to a very small margin for the sales of our product.

Selling, general and administrative expenses

For the three and six months ended December 31, 2012, selling, general and administrative expenses totaled $490,609 and $1,111,978 respectively, compared to $1,798,240 and $2,611,703 for the three and six months ended December 31, 2011. The second fiscal quarter and year-to-date ending December 31, 2012 included non-cash related charges for stock compensation and consulting expenses of $54,522 and $203,575 respectively, compared to $1,299,101 and $1,659,701 respectively, for the same period in the prior fiscal year. Payroll and related expenses including noncash items totaled $49,722 and $105,030 during the three and six months ended December 31, 2012, respectively, compared to $303,351 and $579,701 for the three and six months ended December 31, 2011, respectively. Consulting expenses including noncash items totaled $4,800 and $98,545 during the three and six months ended December 31, 2012, respectively, compared to $1,299,663 and $1,685,951for the three and six months ended December 31, 2011, respectively. Legal and auditing expenses totaled $20,395 and $55,089 during the three and six months ended December 31, 2012, respectively while legal and auditing expenses for the three and six months ended December 31, 2011 totaled $30,867 and $74,595, respectively. In an effort to drastically lower our expenses, we have reduced our headcount by 5 people (45% reduction in headcount), and have cut costs in many areas as we bring down our overhead operating expenses. As the reductions were made toward the end of the second fiscal quarter, we expect to see the benefits of these cuts in future periods.

Interest expense and interest income

Interest expense totaled $46,569 and $54,439, respectively, for the three and six months ended December 31, 2012 compared to negligible amounts for the same period in 2011.  The increase in interest expense, most notably in the second quarter of the fiscal year, resulted from the increase in our debt in the form of convertible notes and our Production line of credit.

Net loss

Net loss totaled $542,210 and $1,170,780, respectively, for the three and six months ended December 31, 2012, compared to $1,802,862 and $2,593,689 respectively, for the three and six months ended December 31, 2011.  The higher losses in the prior fiscal periods related to the non-cash charges discussed above.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable.  As of December 31, 2012, our Company had cash totaling $221,164, current assets totaling $469,142 and total assets of $477,413. We had current liabilities totaling $983,470 and total liabilities of $1,413,681, with a negative working capital of $514,328.  Stockholders’ equity reflected a deficit of $936,268

Net cash used by operating activities was $711,447 for the six months ended December 31, 2012, a decrease of $476,138 from the comparable figure of $1,187,585 for the six months ended December 31, 2011.  The decrease of net cash flows used in operation activities resulted from our decreased net loss and the increase in our liabilities and accrued compensation costs.

For the six months ended December 31, 2012, we did not have cash flows from investing activities, and only uses of cash activities totaling $177,143 for the six months ended December 31, 2011 related to the investment in a certificate of deposit and equipment.

Net cash provided by financing activities totaled $740,511 for six months ended December 31, 2012 as compared to $50,000 for the first six months of fiscal 2012.  The net cash provided by financing activities for the period was mainly attributable to proceeds from the issuances of notes payable and convertible notes payables, as well as the funds provided by the SCPC production line of credit.

On October 1, 2012, our Company obtained a production line of credit line from Norco Sourcing (Hong Kong) Company Ltd (“Norco”) that allows our Company to draw up to $3 million dollars on the line.  One of our directors, Clifton Leung, has an ownership interest in Norco.  The line of credit will bear interest at 9% per annum.  If we were to draw the maximum amount on the line, our Company would have to issue 300,000 shares of Common stock and warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.01 per share.   As of December 31, 2012 and through February 12, 2013, our company has not utilized the Norco production credit line.

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

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability.  As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $1,500,000.  As of December 31, 2012, we had a cash balance of approximately $221,164.  However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs; that the cash required to implement our current plan will not exceed our estimated amount of $1,500,000; or that we can achieve profitability with the estimated amounts we determined above, or that we will ever achieve profitability.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

FINANCIAL RISKS

Our current business plan requires that our Company raise additional equity by the end of fiscal year 2013. We do not currently have sufficient revenues to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability in the future.  Our business plan requires that our Company needs to raise additional equity by the end of our 2013 fiscal year end.  However, there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure any necessary financing, or the terms of any such financing transaction if one were to occur.  Our failure to raise additional capital would seriously harm our business and operating results.  If we fail to raise additional capital by the end of fiscal 2013, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

If we cannot establish profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the six months ended December 31, 2012 of $542,000 and had negative cash flows from operations of $712,000. For the six months ended December 31, 2011 we incurred a net loss of nearly $2,594,000 and had negative cash flows from operations of nearly $1,188,000.  Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

We may not have the ability to pay our convertible notes when due. Between August and December 31, 2012, our Company has issued convertible promissory notes totaling $500,000 which must be repaid by our Company within 9 months after their date of issuance.  Our Company does not have sufficient capital to repay the notes as of the date of this report, and may not have sufficient capital to repay the notes when due. Our Company’s inability to repay the notes when due would permit the noteholders to exercise their default remedies against our Company which could have a material adverse effect on our Company.

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

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Between January 1, 2013 and February 12, 2013, our Company issued a convertible promissory note to 1 accredited investor totaling $25,000.  The terms of this convertible note is identical to those noted in note 5 above.  In connection with the issuance of the promissory note, the investor in the aggregate received two-year warrants to purchase up to a total of 3,750 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 6,250 shares of common stock at $0.01 per share.  The issuance of notes and warrants to the investors was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.

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

_________________________________________
    (1)     Filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

February 12, 2013	By:	/s/ SCOTT LANTZ
Scott Lantz, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director