Form 10-K/A
period 2012-06-30
Sugarmade, Inc.
filed 2013-04-24
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE:

We filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on October 23, 2012. This Amendment No. 2 (the “Form 10-K/A”) to our Form 10-K is being filed to amend certain information included herein to conform to comments made by the Staff (the “Staff”) of the Securities and Exchange Commission during their review of our Amendment No. 4 to Form S-1/A filed on February 4, 2013. We are filing this Form 10-K/A solely for the purpose of restating Item 1 ( Business), Item 1A (Risk Factors),  Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 10 (Directors, Executive Officers and Corporate Governance), Item 13 (Certain Relationships and Related Transactions and Director Independence), Item 15 (Exhibits) and Exhibit 31 (Certification).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits. Although no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, because the comments made by the Staff included the certification provided as Exhibit 31, we have included paragraphs 3, 4 and 5 of the Certification as they relate to the Form 10-K.

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

FORM 10-K/A

FOR THE YEAR ENDED JUNE 30, 2012

TABLE OF CONTENTS

PART I

Item 1 - Business

Item 1A - Risk Factors

PART II

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Item 13 - Certain Relationships and Related Transactions and Director Independence

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Signatures

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Amendment No. 2 to our Annual Report on Form 10-K/A includes forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained or incorporated by reference in this prospectus regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industry and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

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

Manufacturing

Through our third party contract manufacturers, our Company converts plant material from the waste residuals of sugar cane (bagasse) and bamboo to commercial grade tree-free fibers.  The processes used to produce our Company’s paper products are proprietary in nature and are licensed to our Company under the LSA with SCPC.  Additionally, we are in the process of filing for a provisional patent in the US for our newest formulation and process changes surrounding our tree-free pulp and cut sheet printing paper product. Our new formulation changes the mix of bagasse and bamboo in our paper to a 60/40 ratio, respectively.  We have also changed the processes to produce our paper to accommodate the changes to our paper formulation and to further enhance our quality standards during the production process.   Our Company owns this new formulation and the provisional patent application which the Company plans to file is intended to allow us to establish an early effective filing date with the United States Patent and Trademark Office (USPTO) for the filing of the planned final non-provisional patent for our paper product.

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

We believe the products we acquire from our contract manufacturers are the only commercially scalable tree-free paper products able to meet U.S. customer product quality specifications (moisture content, multi-sheet feeding, etc.).In addition, we believe that our competitors lack economical access to the hundreds of thousands of metric tons of bagasse and bamboo available to our contract manufacturers.  Through our contract manufacturers, we believe we can supply commercial quantities of our products.

Regulation

Our contract manufacturers are subject to extensive regulation by various Chinese national and local agencies concerning compliance with environmental control statutes and regulations.  The major environmental regulations applicable to SCPC’s contract manufacturers include:

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

•

The Law of PRC on the Prevention and Control of Solid Waste Pollution

•

The Law of PRC on the Prevention and Control of Noise Pollution

Our contract manufacturers are also subject to periodic inspections by local environmental protection authorities.  Our contract manufacturers have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations.  To our knowledge, our contract manufacturers are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

These regulations impose limitations (including but not limited to effluent and emission limitations) on the discharge of materials into the environment as well as require the contract manufacturers to obtain and operate in compliance with conditions of permits and other governmental authorizations.  Future regulations could materially increase our contract manufacturers’ capital requirements and certain of their operating expenses in future years. Such increases in the contract manufacturers’ required outlays to comply with such regulation could result in higher costs being passed to our Company and could have a negative effect on the competitiveness of our product offerings.

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

Our ability to protect the intellectual property and proprietary technology related to the production of our products is uncertain. Our future success may depend on our ability to protect the proprietary rights and the intellectual property upon which our tree-free products are based.  SCPC holds several patents in the People’s Republic of China related to the production of tree-free paper, and under the terms of our supply agreement with SCPC, we have the right to request SCPC to file for counterpart patent protection in Sugarmade’s territories and for copyright protection for the name “Sugarmade,” but we have not yet made such requests. Should we make such a request to SCPC, any patent applications may not be issued as patents, or may not be issued in a form that will be advantageous to us, or we may not be able to obtain copyright protection for the name “Sugarmade”.  Additionally, our Company is in the process of applying for a provisional patent in the US to protect its new formulation and process for its most recent tree free pulp and paper product.. The provisional patent application which the Company plans to file is intended to allow us to establish an early effective filing date with the United States Patent and Trademark Office (USPTO) for the filing of the planned final non-provisional patent for our paper product.  However, we may not be able to file the provisional patent application or the planned final non-provisional patent for our paper product.  Additionally, any patents obtained in the future may be challenged by re-examination or otherwise invalidated or eventually be found unenforceable.  Both the patent application process and the process of managing patent disputes can be time consuming and expensive.  Even if any patents were to be granted, competitors may attempt to challenge or invalidate the patents, or may be able to design alternative techniques or devices that avoid infringement of the patents, or develop products with functionalities that are comparable to the tree-free products which we sell. In the event a competitor infringes upon our intellectual property rights, litigation to enforce such rights or to defend patents granted (or to be granted) against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights.

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

FINANCIAL RISKS

Our current business plan requires that our Company raise additional equity by the end of 2013. We do not currently have sufficient revenues to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability in the future.  Our business plan requires that our Company needs to raise additional equity by the end of 2013.  However, there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure any necessary financing, or the terms of any such financing transaction if one were to occur.  Our failure to raise additional capital would seriously harm our business and operating results.  If we fail to raise additional capital by the end of 2013, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability.  As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $2,500,000.  This amount does not include funds for the production of our paper products which we expect to be satisfied by our production line of credit.  Similarly, the funds from the production line of credit cannot be used for operational needs.  As of the date of this report, we had a cash balance of approximately $191,000.  However, we cannot provide any assurances that the cash required to implement our current plan will not exceed our estimated amount of $2,500,000, or that we can achieve profitability with the estimated amounts we determined above, or that we will ever achieve profitability.  We also cannot provide any assurances that we will be able to receive additional funds under our production line of credit.

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

Board Committees

We presently have an audit committee and a compensation committee.  The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. The audit committee is comprised of Messrs. Roffman, Salzman and Jensen.  The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The compensation committee is comprised of Messrs. Salzman, Jensen and Lantz.  We presently do not have a nominating committee and do not foresee the need for such a committee at this time.  The responsibilities of the nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until there is a need for a nominating committee, these decisions will continue to be made by our Board of Directors.

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

•

On October 1, 2012, our Company obtained a $3 million dollar production line of credit line from Norco Sourcing (Hong Kong) Company Ltd (“Norco”).  One of our directors, Clifton Leung, has a forty-five percent (45%) ownership interest in Norco.  The line of credit is intended to allow our Company to produce product for inventory purposes without the need for customer purchase orders as a requirement to order product from its contract manufacturer.  The line of credit will bear interest at 9% per annum and require payment 60 days after shipment of the product.  For the initial three to four months, the line will fund the full cost of the production, after which our Company will pay a 40% deposit for subsequent productions.  Additionally, once our Company utilizes the line of credit, we will grant Norco 100,000 share of Common stock and warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share.   Similarly, once our Company outstanding balance on the line exceeds $1,000,000 dollars, our Company will issue an additional 100,000 shares of stock and warrants to purchase 100,000 shares of stock at an exercise price of $0.01 per share. Finally, if our Company exceeds $2,000,000 balance on the line, our Company will again issue 100,000 shares of stock and warrants to purchase 100,000 shares of stock at an exercise price of $0.01 per share.  The line of credit constitutes an oral agreement between Norco and the Company and has not been memorialized in a written agreement executed between the parties.  The Company has not received any funds under the line of credit as of the date of this report.

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

•

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

Item 15 – Exhibits, Financial Statement Schedules

(a)

Exhibits

Num.

Description31

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

Sugarmade, Inc., a Delaware corporation

By: /s/ SCOTT LANTZ

Scott Lantz, President, Chief Executive Officer, Chief Financial Officer and Director

April 22, 2013

POWER OF ATTORNEY

We, the undersigned directors and/or officers of Sugarmade, Inc. hereby severally constitute and appoint Scott Lantz, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1933, this report has been signed by the followings persons in the capacities and on the dates stated.

SIGNATURE	Title	Date
/S/ STEPHEN P. PINTO STEPHEN P. PINTO	Chairman	April __, 2013
/S/ CLIFTON KUOK WAI LEUNG CLIFTON KUOK WAI LEUNG	Director	April __, 2013
/S/ SANDY SALZBERG SANDY SALZBERG	Director	April __, 2013
/S/ JONATHAN LEONG JONATHAN LEONG	Director	April __, 2013
/S/ HENRY MICHON HENRY MICHON	Director	April __, 2013
/S/ KEVIN KEARNEY KEVIN KEARNEY	Director	April __, 2013
/S/ SCOTT LANTZ SCOTT LANTZ	Director	April __, 2013

EXHIBIT 31

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Lantz, certify that:

1. I have reviewed the Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Form 10-K”) and this Amendment No. 2 to the Form 10-K (together referred to herein as “this report”) of Sugarmade, Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: April 22, 2013

/s/ Scott Lantz

Scott Lantz,

Chief Executive Officer and principal financial officer

Exhibit 32

SUGARMADE, INC.

In connection with the Annual Report of Sugarmade, Inc. (the “Company”) on Amendment No. 2 to Form 10-K/A for the period ending June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Scott Lantz, Chief Executive Officer and principal financial officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 22, 2013	/s/ Scott Lantz
Scott Lantz
Chief Executive Officer and principal financial officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.