Form 10-Q
period 2013-03-31
Sugarmade, Inc.
filed 2013-05-15
CIK 919175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

At May 13, 2013 there were 9,238,526 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SUGARMADE, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

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

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2013	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash	$158,335	$192,100
Accounts receivable, net	28,820	18,700
Inventory, net	262,432	88,798
Other current assets	19,130	45,125

Total current assets	468,717	344,723

Equipment, net	3,788	5,257
Other assets	3,994	3,994

Total assets	$476,499	$353,974

Liabilities and Stockholders' Deficit

Current liabilities:
Note payable due to bank	$150,000	$150,000
Accounts payable and accrued liabilities	361,798	221,020
Accrued interest, including amounts due to related parties of $29,195	55,892	-
Notes payable due to shareholder	86,000	-
Accrued compensation and personnel related payables	343,339	43,722
Production line of credit	284,000	-

Total current liabilities	1,281,029	414,742

Convertible notes payable, net	363,413	-
Convertible notes payable to related parties, net	118,621	-

Total liabilities	1,763,063	414,742

Stockholders’ deficit:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued
and outstanding)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 10,538,526
and 10,288,526 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively)	10,539	10,289
Additional paid-in capital	8,406,610	8,069,581
Accumulated deficit	(9,703,713)	(8,140,638)

Total stockholders' deficit	(1,286,564)	(60,768)

Total liabilities and stockholders’ deficit	$476,499	$353,974

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012

Revenues, net	$51,645	$84,498	$165,569	$123,996

Cost of goods sold:
Materials and freight costs	36,161	69,207	111,162	82,589
Provision for inventory obsolescence	-	-	40,851	-

Total cost of goods sold	36,161	69,207	152,013	82,589

Gross margin	15,484	15,291	13,556	41,407

Operating expenses:
Selling, general and administrative expenses	327,870	634,962	1,442,549	3,246,786
Amortization	-	4,601	-	13,802

Total operating expenses	327,870	639,563	1,442,549	3,260,588

Loss from operations	(312,386)	(624,272)	(1,428,993)	(3,219,181)

Non-operating income (expense):
Interest expense:
Related parties	(35,349)	-	(53,004)	-
Other	(44,684)	(1,146)	(81,468)	(1,146)

Total Interest Expense	(80,033)	(1,146)	(134,472)	(1,146)
Interest income:
Other	124	-	390	1,222

Total non-operating income (expense)	(79,909)	(1,146)	(134,082)	76

Net loss	$(392,295)	$(625,418)	$(1,563,075)	$(3,219,105)

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.15)	$(0.31)

Basic and diluted weighted average common shares outstanding used in computing
net loss per share	10,538,526	10,372,000	10,492,906	10,294,385

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended March 31, 2013 and 2012

	2013	2012

Operating activities:
Net loss	$(1,563,075)	$(3,219,105)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization	-	13,802
Depreciation	1,469	1,122
Share based compensation	142,191	184,177
Issuance of common stock for services	98,545	1,590,950
Issuance of warrants with convertible notes	96,543	-
Changes in operating assets and liabilities:
Accounts receivable	(10,120)	(48,250)
Inventory	(173,634)	(121,751)
Other assets	25,995	(255,367)
Accounts payable and accrued liabilities	140,778	92,296
Accrued interest	55,892	-
Accrued compensation and personnel related payables	299,617	1,301

Net cash used in operating activities	(885,799)	(1,760,825)

Investing activities:
Purchase of equipment	-	(27,143)

Net cash flows used in investing activities	-	(27,143)

Financing activities:
Proceeds from issuances of common stock and warrants	-	609,260
Borrowings from note payable to bank	-	50,000
Borrowings from production line of credit	284,000	-
Proceeds from issuance of convertible notes payable	363,413	-
Proceeds from issuance of convertible notes payable to related parties	118,621	-
Issuance of notes payable	86,000	-

Net cash provided by financing activities	852,034	659,260

Net decrease in cash	(33,765)	(1,128,708)

Cash, beginning of period	192,100	1,606,764

Cash, end of period	$158,335	$478,056

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25,003	$1,146

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

These condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2012, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2012. The interim results for the period ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiary, Sugarmade-CA. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the nine months ended March 31, 2013 and for the year ended June 30, 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

During the year ended June 30, 2012, we became aware of quality issues surrounding our copy paper products. We were able to trace the reported problems with paper quality back to manufacturing issues with our third party contract manufacturer. Our Company has since implemented additional quality assurance procedures both during and at the completion of the production processes. During the nine months ended March 31, 2013, our Company had limited sales as we continued producing and delivering replacement product, in addition to disposing of the product containing the quality issues. For the three months ended March 31, 2013, we sold the remaining sub-quality paper to a third party wholesaler specializing in the liquidation of excess inventory. This sale represented approximately 18% of our revenue for the quarter. As we had recorded an inventory reserve for this product, we recognized revenue with no corresponding cost of goods sold.

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

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in a customer’s creditworthiness could have a material effect on our results of operations in the period in which such changes or events occurred. Accounts receivable at March 31, 2013 and June 30, 2012 was $28,820 and $18,700 (net of allowance for doubtful accounts of $1,220), respectively, all of which we expect to be collectible.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market. We value our inventory using the weighted average costing method. Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract manufactures to our warehouses. Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative expenses. Outbound freight costs to customers totaled $16,019 and $50,628 for the three and nine months ended March 31, 2013, respectively, and $26,888 and $39,288 for the three and nine months ended March 31, 2012. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. During the fourth quarter of fiscal 2012, our Company became aware of quality issues surrounding its copy paper products. As a result of these quality issues, we determined that the historical inventory values were not realizable and we recorded a reserve for inventory obsolescence. We completed our review of impacted inventory during the second quarter of fiscal 2013, and recorded additional reserves at that time. For the three months ended March 31, 2013, we continued to dispose of reserved inventory either through sales to a third party liquidator or where it was impractical to sell the inventory, we donated the product to third party charitable organizations. There were no additional reserves recorded during the third quarter ended March 31, 2013. As of March 31, 2013 and June 30, 2012, the balance for the inventory obsolescence reserve totaled $37,708 and $195,880, respectively.

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

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

Loss per share

We calculate basic loss per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

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

Advertising

We expense advertising costs as incurred. Advertising and promotion totaled $2,292 and $9,001 during the three and nine months ended March 31, 2013. For the three and nine months ended March 31, 2012, advertising and promotions totaled $17,253 and $26,692, respectively. We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

Concentration

Customers

For the three and nine months ended March 31, 2013, our Company earned net revenues of $51,645 and $165,569, respectively. A significant portion of our Company’s revenue is derived from a small number of customers. For the three and nine months ended March 31, 2013, sales to three of our Company’s customers accounted for 73% and 84% of net sales, respectively.

Suppliers

For the three and nine months ended March 31, 2013, all of our tree free paper products were purchased from SCPC and their contract manufacturers.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

Recent Developed Accounting Pronouncements

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard are effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of March 31, 2013). This borrowing facility is renewed annually and our Company is required to maintain a separate demand deposit account with HSBC with a minimum balance equal to the outstanding borrowing. In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of March 31, 2013, the loan’s interest rate was three and one half percent (3.5%) and HSBC has advanced $150,000. The note is payable on demand.

4.	Production Line of Credit

As part of our agreement with SCPC for a production line of credit, SCPC has provided our Company with access to a portion of the overall credit line to allow us to purchase product for inventory purposes, without the need for customer purchase orders as a requirement to order product from its contract manufacturer. This portion production line of credit will initially be set at $300,000, bear interest at 5% interest per quarter and a 4% usage charge, and require payment 30 days after receipt of funds from our customer. The same repayment terms will remain in effect. As of March 31, 2013, the balance on the credit line totaled $284,000.

5.	Convertible note payables, net

Between August 17, 2012 and March 31, 2013, our Company issued a total of $525,000 in convertible promissory notes to eleven accredited investors, one of which is a member of our Board of Directors and another was a former member of our Board of Directors. The convertible promissory notes must be repaid by our Company within 9 months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the noteholders the amount of the then accrued interest on the three, nine, and nine month anniversaries of the issue date.

In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 78,750 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 131,250 shares of common stock at $0.01 per share. For purposes of accounting for the detachable warrants issued in connection with the convertible notes, the fair value of the warrants was estimated using the Black-Scholes-Merton option pricing formula. The value of all warrants granted at the date of issuance totaled $96,543 and was recorded as a discount to the notes payable. The amount will be amortized over the nine month term of the respective convertible note as additional interest expense.

For the three and nine month periods ended March 31, 2013, the Company recorded interest expense related to convertible notes payable (including discount amortization) of $50,024, and $85,111, respectively.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

On August 17, 2012, the company issued a convertible note with warrants to Jim Jensen, a former director, in exchange for $25,000 short term loan to our Company. In connection with the issuance of the promissory note, Mr. Jensen received two-year warrants to purchase up to a total of 3,750 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 6,250 shares of common stock at $0.01 per share. The convertible promissory note must be repaid by our Company within 9 months from the date of issuance; accrues interest at the rate of 14%; and is subject to conversion at the election of the noteholder at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the noteholder the amount of the then accrued interest on the three, nine, and nine month anniversaries of the issue date.

On September 6, 2012, our Company’s Board of Directors approved the repricing of options and warrants granted to employees, consultants and board members. The repriced options and warrants had exercise prices ranging from $1.25 to $3.73. A total of 1,245,000 vested and unvested options and warrants were amended to reduce the exercise price to $0.52 per share, based on the most recent closing price for our Company’s common stock prior to the approval of the re-pricing, which was deemed to be the fair market value as of that date. One current and two former members of our board had a total of 325,000 options repriced to the lower exercise price. The Company incurred additional share based compensation costs totaling $6,250 related to the repriced options and will recognized over the options vesting period.

On November 29, 2012, the Company entered into a Share Cancellation Agreement with Scott Lantz pursuant to which Mr. Lantz agreed to the cancellation of 354,722 of his shares of Company common stock. Mr. Lantz is the Chief Executive Officer, Chief Financial Officer and a Director of the Company.

On November 30, 2012, our Company issued a convertible promissory note in the amount of $100,000 to Jonathan Leong, one of our directors, as part of a financing involving eleven accredited investors. The convertible promissory note must be repaid by our Company within 9 months from the date of issuance; accrues interest at the rate of 14%; and is convertible at the election of the note holder at such time as our Company has raised a minimum of $500,000 in equity in a subsequent equity financing, at the conversion price which is the lower of 80% of the per share purchase price paid for the securities by the investors in the subsequent financing, or $.50 per share. Unless this promissory note is converted or repaid earlier, our Company must pay the note holder the amount of the then accrued interest on the three month anniversary, nine month anniversary, and nine month anniversary of the issue date. In connection with the issuance of the promissory notes, Mr. Leong received two-year warrants to purchase 15,000 shares of common stock at $.50 per share, and two-year warrants to purchase 25,000 shares of common stock at $.01 per share.

On February 22, 2013, our Company issued a promissory note in the amount of $25,000 to Sandy Salzberg, one of our directors, for short term financing. The note has a term of 30 days and bears interest at a rate of 25% per annum. As of March 31, 2013, the note remained outstanding and had accrued interest totaling $660.

7.	Stockholders’ Deficit

Issuance of common stock and warrants for cash

On March 7, 2012, our Company’s Board of Directors approved the sale of our Company’s common stock and warrants to purchase common stock at $2.25 per unit. Each unit consisted of (i) one share of our Company's common stock; and (ii) two-year term warrants to purchase the amount of shares of common stock equal to 80% of the number of units purchased. Each warrant was issued with a fixed exercise price of $0.01 per share. As of June 30, 2012, our Company raised $657,500 through the sale of 292,222 units and the commensurate exercise of 193,778 warrants for additional cash proceeds totaling $1,938. For the nine months ended March 31, 2013, there were no additional stock issuances for cash.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

On January 19, 2012, our Company issued 36,000 shares of restricted common stock to one of its former board members in exchange for additional advisory services in the area of finance and financial reporting. The shares vest over one year and any unvested shares are subject to repurchase by our Company should the recipient cease to provide for the contracted services. For the nine months ended March 31, 2013, our Company incurred a charge totaling $13,545 related to this issuance.

On May 31, 2012, we issued 10,526 shares of restricted common stock to a public relations firm as part of their compensation for services in the area of public relations related strategy, processes and tactics. For the year ended June 30, 2012, our Company recorded noncash charges totaling $20,000 related to this issuance.

On September 20, 2012, our Company issued 250,000 shares to a third party consultant in consideration for its services under the terms of a consulting agreement for investor relations and public communications services. For the three months ended March 31, 2013, we recorded noncash charges totaling $85,000 in connection with this stock issuance based on previous day’s closing price for our common stock, which is deemed the fair market value as of that date.

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

As of March 31, 2013, we have a total of 1,133,462 incentive and nonqualified stock options granted and outstanding under the Plan. All of our outstanding options have terms of between five and ten years. During the three and nine months ended March 31, 2013, we recognized share based compensation expense totaling $32,105 and $105,797, respectively, related to stock options granted through that date.

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

Other outstanding warrants

We issued warrants to purchase up to 2,185,600 of our common stock in connection with the sale of our common stock during the year ended June 30, 2011 and issued warrants to purchase up to 40,000 shares of our common stock in connection with the sale of our common stock during the year ended June 30, 2012. We also have warrants to purchase 921,500 of our common stock outstanding as of March 31, 2013, issued to individuals providing consulting and advisory services to our Company. During the three and nine months ended March 31, 2013, we recognized share based compensation expense related to these warrants totaling $5,056 and $36,395, respectively.

Between August 17, 2012 and March 31, 2013, our Company issued a total of 210,000 warrants in conjunction with $525,000 in convertible promissory notes to eleven accredited investors, one of which was a member of our Board of Directors and another who is a former member of our Board of Directors. In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 78,750 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 131,250 shares of common stock at $0.01 per share. The value of all warrants granted at the date of issuance totaled $96,543 and was recorded as a discount to the notes payable. The amount will be amortized over the nine month term of the respective convertible note as additional interest expense. For the three and nine months ended March 31, 2013, we amortized $31,661 and $53,577, respectively, of discounts on note payable as interest expense.

Outstanding warrants from all sources have terms ranging from two to five years with certain of the warrants carrying registration rights of the underlying shares of common stock. The number of shares of common stock subject to exercise and the exercise price of all options and warrants outstanding at March 31, 2013 is as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
2,805,600	$1.45	2,805,600	4th Qtr, 2013
40,000	0.01	40,000	3rd Qtr, 2014
200,000	1.25	200,000	4th Qtr, 2014
108,500	0.40	108,500	1st Qtr, 2015
104,000	0.19	104,000	2nd Qtr. 2015
10,000	0.19	10,000	3rd Qtr. 2015
30,000	0.53	30,000	4th Qtr, 2016
50,000	0.50	50,000	1st Qtr, 2017
50,000	0.50	50,000	2nd Qtr. 2017
1,079,000	0.55	803,265	4th Qtr, 2021
125,000	0.53	46,872	1st Qtr, 2022
35,000	0.53	12,395	2nd Qtr, 2022
1,462	3.25	1,462	3rd Qtr, 2022
52,000	0.75	-	1st Qtr, 2023
4,690,562		4,262,094

Stock based compensation

Results of operations for the three and nine months ended March 31, 2013 include share based compensation costs totaling $37,161 and $142,191, respectively, charged to selling, general and administrative expenses. For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were used for the calculations during the three months ended March 31, 2013:

Expected life (in years)	3.74 years
Weighted average volatility	135.89%
Forfeiture rate	20.00%
Risk-free interest rate	1.06%
Expected dividend rate	-%

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

As of March 31, 2013, $297,822 of unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average remaining period of 4.36 months. The following is required disclosure in connection with stock options and warrants (which resulted in share based compensation charges) as of March 31, 2013: 1) weighted average exercise price - $0.77; 2) weighted average remaining contractual term vested and outstanding options – 55.5 and 63.3 months, respectively; 3) aggregate intrinsic value of outstanding and exercisable options and warrants - $298,900 and $216,079, respectively; 4) weighted average grant date fair value of options and warrants granted - $0.26 per share; and 5) weighted average fair value of options and warrants vested - $0.26 per share.

On September 6, 2012, our Company’s Board of Directors approved the repricing of options and warrants granted to employees, active consultants and board members. The repriced options and warrants had exercise prices ranging from $1.25 to $3.73. A total of 1,245,000 options and warrants were amended to reduce the exercise price to $0.52 per share, based on the most recent closing price for our Company’s common stock, which is deemed the fair market value as of that date. As a result of the repriced options and warrants, our company will be incurring additional stock based compensation totaling $31,450, recognized in the current and future periods over the remaining vesting periods related to the respective securities. For the three and nine months ended March 31, 2013, we recorded additional stock based compensation expense totaling $2,245 and $18,348, respectively, related to the repriced options and warrants.

The exercise prices for options and warrants granted and outstanding which resulted in stock based compensation charges was as follows at March 31, 2013:

Exercise Price Range	Number of options or warrants
$0.25 - $0.50	100,000
$0.51 – $0.75	1,297,000
$0.76 - $1.00	-
$1.01 - $1.25	624,000
$1.26 - $2.00	32,500
$2.01 - $3.00	-
$3.01 - $4.00	1,462
2,054,962

A summary of the status of our non-vested options and warrants as of March 31, 2013 and changes during the three months then ended is as follows:

Shares
Non-vested outstanding, December 31, 2012	498,675
Granted	152,000
Vested	(222,207)
Cancelled	-
Non-vested outstanding, March 31, 2013	428,468

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at March 31, 2013:

Stock options outstanding	1,133,462
Stock options available for future grant under the 2011 Plan	366,538
Warrants	3,557,100

Total common shares reserved for future issuance	5,057,100

8.	Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance to total approximately $9,257,000 and $3,731,000, respectively, as of March 31, 2013. Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by NOL’s after a change in control (generally greater than a 50% change in ownership). Transactions such as planned future sales of our common stock may be included in determining such a change in control. These factors give rise to uncertainty as to whether the net deferred tax assets are realizable. Our in NOL will begin to expire in 2024 for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2013. All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

9.	Subsequent events

On April 22, 2013, our Company issued a convertible promissory note to an accredited investor totaling $100,000. The note has a term of 2 years, and bears interest at a rate of 15% per annum, with 5% payable in cash and the remaining 10% per annum payable in stock at the conversion rate of seventy cents per share; both on a quarterly basis. The note holder will also have the option to convert the outstanding balance into stock at any time during the term of the Note at an exercise price of seventy cents per share.

Effective April 29, 2013, our Company has appointed Clifton Leung as the Chief Executive Officer of the Company. Mr. Leung is also currently a member of the Board of Directors of the Company. In addition, Mr. Leung was the original President and CEO of the Company’s wholly-owned subsidiary, Sugarmade, Inc., as a private company in 2009, prior to when the Company acquired it on May 9, 2011. Also effective April 29, 2013, Scott Lantz resigned as the Chief Executive Officer. Mr. Lantz continues in his roles as President, Chief Financial Officer and a member of the Board of Directors.

On May 9, 2013, the Company entered into a Share Cancellation Agreement with Scott Lantz pursuant to which Mr. Lantz agreed to the cancellation of 1,300,000 of his shares of Company common stock. Mr. Lantz is the President, Chief Financial Officer and a Director of the Company. In consideration for the surrender, our Company agreed to pay Mr. Lantz $130.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in Part II, Item 1A and in our June 30, 2012 Annual Report on Form 10-K/A, amendment number 2, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Sugarmade-CA. Our Company purchased Sugarmade-CA on May 9, 2011. We have no operations other than those of Sugarmade-CA. Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

Revenues

Our Company had revenues totaling $51,645 and $165,569 for the three and nine months ended March 31, 2013, respectively, compared to $84,498 and $123,996, respectively, for the three and nine months ended March 31, 2012. The comparative periods in the prior year reflected sales to customers that later received credits in the fourth quarter of 2012 as a result of quality issues with our paper. The first three quarters of fiscal 2013 reflected building sales as new and replacement product was received into the U.S. During the fourth quarter of fiscal 2012, we became aware of quality issues surrounding our copy paper products. We were able to trace the reported problems with paper quality back to manufacturing issues with our third party contract manufacturer. Our Company has since implemented additional quality assurance procedures both during and at the completion of the production processes and believes that all known issues have been addressed. As a result of the production difficulties, we issued full refunds to our customers during the prior year and have replaced our customer’s product supplies. For the three months ended March 31, 2013, we sold the remaining sub-quality paper to a third party wholesaler specializing in the liquidation of excess inventory. This sale represented approximately 18% of our revenue for the quarter.

Cost of goods sold

For the three and nine months ended March 31, 2013, our Company reported cost of goods sold totaling $36,161 and $152,013, respectively, inclusive of a provision for inventory obsolescence of $40,851 for the nine months ended March 31, 2013. The provision was recorded after we completed our full assessment of all remaining product with our customers. This process was completed in the second quarter of fiscal 2013. Cost of goods sold for material and freight costs reflect sub-quality product sold to a third party wholesaler which was fully reserved, resulting in a zero cost of goods sold for this product. Excluding the effects of the fully reserved product, cost of goods sold reflected higher than normal freight charges due to industry surcharges assessed by the shipping carriers to companies using their ocean freight services. As we ship our product from China, these surcharges negatively impact our profit margins. We are managing our freight costs closely in an attempt mitigate some of these costs by using pre-purchased freight, alternative routes and /or longer lead times. Cost of goods sold for the three and nine months ended March 31, 2012 totaled $69,207 and $82,589, reflecting costs correlating to the increasing sales during the period.

Gross margin (loss)

Gross margin was $15,484 and $13,556 for the three and nine months ended March 31, 2013, respectively. For the third quarter of fiscal 2013, gross margin included the positive impact of sales of fully reserved product to a third party wholesaler. Without the benefit of these sales, gross margin as a percentage of sales would have been 14.6% as compared to the current margins of 29.9%. For the nine months ended March 31, 2013, the margin was impacted negatively due to the provision for inventory obsolesces on the remaining inventory from the sub-quality production in fiscal 2012. Higher margins for the nine months ended March 31, 2012 related to the sales of previously written off inventory.

Selling, general and administrative expenses

For the three and nine months ended March 31, 2013, selling, general and administrative expenses totaled $327,870 and $1,442,549 respectively, compared to $634,962 and $3,246,786 for the three and nine months ended March 31, 2012. The third fiscal quarter and year-to-date ending March 31, 2013 included non-cash related charges for stock compensation and consulting expenses of $37,161 and $240,736 respectively, compared of $115,426 and $1,775,127, respectively, for the same periods in the prior fiscal year. Payroll and related expenses including noncash items totaled $37,161 and $142,191 during the three and nine months ended March 31, 2013, respectively, compared to $328,976 and $908,677 for the three and nine months ended March 31, 2012, respectively. Consulting expenses including noncash items totaled none and $98,545 during the three and nine months ended March 31, 2013, respectively, compared to $119,135 and $1,879,680 for the three and nine months ended March 31, 2012, respectively. Legal and auditing expenses totaled $19,573 and $74,663 during the three and nine months ended March 31, 2013, respectively while legal and auditing expenses for the three and nine months ended March 31, 2012 totaled $23,263 and $97,858, respectively. In an effort to further lower our expenses, during the third quarter of fiscal 2013 we reduced our headcount by 2 more people (in addition to the 5 people in the second quarter of Fiscal 2013), resulting in a 63% headcount reduction.. For the 9 months ended March 31, 2013, we cut costs in many areas as we continued to bring down our overhead operating expenses.

Interest expense and interest income

Interest expense totaled $80,033 and $134,472, respectively, for the three and nine months ended March 31, 2013 compared to negligible amounts for the same period in 2012. The increase in interest expense resulted from the increase in our debt in the form of convertible notes and our Production line of credit. Interest expense related to the convertible notes includes the amortization of discount on the note payable, which totaled $31,661 and $53,577 for the three and nine months ended March 31, 2013, respectively. The remaining accrued interest related to the note payable for the three and nine months ended March 31, 2013 totaled $18,363 and $31,884, respectively. Interest expense related to the SCPC Production line of credit for the third quarter of Fiscal 2013 and the nine months ended March 31, 2013 totaled $25,502and $37,299, respectively.

Net loss

Net loss totaled $392,295 and $1,563,075, respectively, for the three and nine months ended March 31, 2013, compared to $625,418 and $3,219,105 respectively, for the three and nine months ended March 31, 2012. The higher losses in the prior fiscal periods related to the non-cash charges discussed above.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable. As of March 31, 2013, our Company had cash totaling $158,335, current assets totaling $468,717 and total assets of $476,499. We had current liabilities totaling $1,281,029 and total liabilities of $1,763,063, with a negative working capital of $812,312. The increase in negative working capital resulted from the increased debt burden the company has incurred during the three quarters of fiscal 2013. Stockholders’ equity reflected a deficit of $1,286,564.

Net cash used by operating activities was $885,799 for the nine months ended March 31, 2013, a decrease of $875,026 from the comparable figure of $1,760,825 for the nine months ended March 31, 2012. The decrease of net cash flows used in operating activities resulted from our decreased net loss and the increase in our liabilities and accrued compensation costs.

For the nine months ended March 31, 2013, we did not have cash flows from investing activities, and only uses of cash activities totaling $27,143 related to furniture and equipment purchases for the nine months ended March 31, 2012l.

Net cash provided by financing activities totaled $852,034 for nine months ended March 31, 2013 as compared to $659,260 for the first nine months of fiscal 2012. The net cash provided by financing activities for the period was mainly attributable to proceeds from the issuances of notes payable and convertible notes payables, as well as the funds provided by the SCPC production line of credit.

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

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $1,500,000. This amount does not include funds for the production of our paper products which we expect to be satisfied by our production line of credit. Similarly, the funds from the production line of credit cannot be used for operational needs. As of March 31, 2013, we had a cash balance of approximately $158,335. However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs; that the cash required to implement our current plan will not exceed our estimated amount of $1,500,000; or that we can achieve profitability with the estimated amounts we determined above, or that we will ever achieve profitability. We also cannot provide any assurances that we will be able to receive additional funds under our production line of credit.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

If we cannot establish profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the nine months ended March 31, 2013 in excess of $1,563,000 and had negative cash flows from operations of nearly of $886,000. For the nine months ended March 31, 2012 we incurred a net loss in excess of $3,219,000 and had negative cash flows from operations of nearly $1,761,000. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We are dependent upon our production credit borrowing arrangement with SCPC and Norco Sourcing (Hong Kong) Co. Ltd in order to fund our working capital and liquidity requirements. We have signed an agreement with SCPC, and have secured a verbal agreement for a line of credit with Norco Sourcing (Hong Kong) Co. Ltd (“Norco”), to provide our Company with credit facilities to fund the production of our paper products. Our plans going forward are dependent upon SCPC and Norco in providing such financing upon the terms we have agreed to and there are currently no other alternate financing plans in place. Should there be an interruption in either SCPC’s or Norco willingness or ability to provide such financing per the terms of the agreements, we could face a severe liquidity shortfall that could cause our Company’s operations to fail and which could consequently result in the loss of an investor’s investment with our Company.

We may not have the ability to pay our convertible notes when due. Between August 17, 2012 and March 31, 2013, our Company has issued convertible promissory notes totaling $525,000 which must be repaid by our Company within 9 months after their date of issuance. Our Company does not have sufficient capital to repay the notes as of the date of this report, and may not have sufficient capital to repay the notes when due. Our Company is in discussions with several of the note holders to obtain an extension on the due date, or to have the note holders convert their balances into shares of Company common stock. Our Company’s inability to obtain an extension on the due date from the note holders, or our inability to repay the notes when due, would permit the noteholders to exercise their default remedies against our Company which could have a material adverse effect on our Company.

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

ITEM 2 –UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On April 22, 2013, our Company issued a convertible promissory note to an accredited investor totaling $100,000. The note has a term of 2 years, and bears interest at a rate of 15% per annum, with 5% payable in cash and the remaining 10% per annum payable in stock at the conversion rate of seventy cents per share; both on a quarterly basis. The note holder will also have the option to convert the outstanding balance into stock at any time during the term of the Note at an exercise price of seventy cents per share. The issuance of notes and warrants to the investors was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. This summary of the convertible promissory notes is qualified in its entirety by reference to the form of convertible promissory note which is attached as an exhibit to this Quarterly Report.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

On May 9, 2013, the Company entered into a Share Cancellation Agreement with Scott Lantz pursuant to which Mr. Lantz agreed to the cancellation of 1,300,000 of his shares of Company common stock. Mr. Lantz is the President, Chief Financial Officer and a Director of the Company. In consideration for the surrender, our Company agreed to pay Mr. Lantz $130. This summary of the Share Cancellation Agreement is qualified in its entirety by reference to the full text of the Share Cancellation Agreement which is attached as an exhibit to this Quarterly Report.

ITEM 6 – EXHIBITS

Exhibit Number	Description

10.18	Form of Convertible Promissory Note (1)

10.19	Share Cancellation Agreement with Scott Lantz dated May 9, 2013(1)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Executive Officer (1)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Financial Officer (1)

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Chief Executive Officer (1)

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Chief Financial Officer (1)
_____________________________________________________
(1)        Filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

May 13, 2013	By:	/s/ Clifton Leung
Clifton Leung Chief Executive Officer and Director