Form 10-K
period 2013-06-30
Sugarmade, Inc.
filed 2014-11-06
CIK 919175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-23446

SUGARMADE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3008888
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

P.O. Box 925
2269 Chestnut St. San Francisco CA, 94123
(Address of principal executive offices, Zip Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                                          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐                                          No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐                                          No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                                          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

The aggregate market value of the voting and non-voting common equity on June 30, 2013, (the last business day of the registrant's most recently completed second fiscal quarter) based on the most recent closing trade, which occurred on May 31, 2013 ($0.38) was approximately $4,004,651.

As of November 3, 2014, Sugarmade, Inc. had 138,240,270 common shares issued and outstanding.

2

PART I

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Item 1. Business

As used in this annual report, the terms “we”, “us”, “our”, and the “Company” means Sugarmade Inc., a Delaware corporation or their management.

General

We are a distributor of paper products that are derived from non-wood sources. Our third party contract manufacturers’use of agricultural residuals, namely bagasse (derived from sugar cane) and bamboo, as opposed to wood products, significantly reduces its manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products.

At the end of our fiscal year, the Company had minimal operations pending significant restructuring. Consistent with our minimal operations was the resignation of all management and the Board of Directors (Board) except Clifton Kuok Wai Leung our Chief Executive Officer (CEO). Our company is now focusing on funding, combinations and acquisition opportunities.

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, which does business as CarryOutSupplies.com (CarryOut), which was pending, but not limited to, the Company performing due diligence and executing a final Acquisition and Share Exchange Agreement (“Pending Acquisition”). The Board of Directors of the Company ratified such documents on October 26, 2014. CarryOut is a producer and wholesaler of custom printing and generic paper products to more than 2,000 takeout restaurant establishments, see www.carryoutsupplies.com. CarryOut had revenues of approximately $9,000,000 for calendar 2013.

Effective October 26, 2014, the Board of Directors of the Company executed the final Acquisition and Share Exchange Agreement (the “Share Exchange Agreement”) ratifying the Pending Acquisition. Under the terms of the Share Exchange Agreement the Company will issue Thirty Five Million (35,000,000) common shares of the Company to the holders of CarryOut in exchange for all of the outstanding shares in CarryOut. The number of Company shares exchanged shall be modified to Forty Million (40,000,000) shares Thirty (30) days after the effective date of this Share Exchange Agreement should CarryOut demonstrate revenues for the three (3) month period ending June 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending June 30, 2013. The number of shares exchanged shall be modified to Seventy One Million (71,000,000) Seventy Five (75) days after the effective date of this Share Exchange Agreement should CarryOut demonstrate revenues for the three (3) month period ending September 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending September 30, 2013.

Employees and Consultants

As of the date of this Form 10-K, the Company does not have any full or part-time employees, aside from executive management. All work relating to the Company was carried on by the Board and by consultants.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the ‘‘SEC’’). The public may obtain information by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. For quarterly and annual reports, only those reports that were required to be filed through [date] are available as of the date of this report.

Item 1A. Risk Factors

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

The Company is currently at a stage where it requires external capital to continue with its business. It must obtain additional capital of approximately US$1,000,000 in 2014, for its operations and will need additional funding in 2015. There can be no certainty that the Company can obtain these funds.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

As of the date of this Form 10-K, the Company has no properties.

Item 3. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of June 30, 2013 there were no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceeding.

On May 24, 2014, the Labor Commissioner, State of California issued an Order, Decision or Award of the Labor Commissioner against the Company in the amount of $55,126. The Company is in the process of settling this claim and believes any amount of settlement paid would not be likely to have a material adverse effect on our financial position, results of operations, or cash flows.

On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders (with a total of $75,000 in convertible notes) and investors in the Company, Lovitt & Hannan, Inc. Salary Deferral Plan FBO J. Thomas Hannan, Attorney at Law 401K Plan and Trust, and Kevin M. Kearney. The Company’s former CEO, Scott Lantz, was also named in the suit. The complaint alleges Hannan was induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit. The Company plans to vigorously defend against such claims.

As of the date of this filing, the Company is a plaintiff, in Contra Costa County, California, in a suit alleging breach of fiduciary duty, conspiracy to breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Pinto is the Company’s former Chairman of the board of directors. The Company plans to actively pursue this case.

PART II

Item 4. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Company is a reporting public company (a public company that is fully subject to the Securities and Exchange Commission’s reporting requirements). On June 24, 2011, we changed the legal name of our Company to Sugarmade, Inc. and as of the date hereof our common stock trades under the symbol “SGMD” on the OTC Markets Quotation System. The OTC Markets Quotation System is quotation service that display real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The market is limited for our stock and any prices quoted may not be a reliable indication of the value of our common stock. The following Table 1 sets forth the high and low bid prices per share of our common stock by both the OTC Bulletin Board and OTC Markets for the periods indicated.

For the year ended June 30, 2012	High	Low
Fourth Quarter	$3.50	$1.01
Third Quarter	$4.25	$2.50
Second Quarter	5.00	2.00
First Quarter	9.00	2.25

For the year ended June 30, 2013	High	Low
Fourth Quarter	$0.70	$0.33
Third Quarter	0.85	0.52
Second Quarter	0.90	0.32
First Quarter	1.10	0.30

As of the close of trading on November 3, 2014, the approximate date of this filing, the shares traded at $0.052 with a total of 85,099 shares traded.

Holders of Record

As of June 30, 2013, we have 10,538,555 shares of our common stock issued and outstanding held by approximately 220 shareholders of record.

Transfer Agent

Our transfer agent is Island Stock Transfer, Clearwater, Florida; telephone (727) 289-0010.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

On August 10, 2014, the Company approved the issuance of 4,650,000 common shares to investors for a price of $85,000. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

On August 7, 2014, the Company sold 5,000,000 common shares to an investor for $135,000. The shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act, which exempts transactions by an issuer not involving a public offering.

On July 17, 2014, the Company sold 4,500,000 common shares to an affiliated party for $50,000. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

Item 5. Selected Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Sugarmade –CA. Our Company purchased Sugarmade-CA on May 9, 2011. We have no operations other than those of Sugarmade-CA. Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

Our company reduced its net loss by $2,056,637 to $2,264,770 from $4,321,407 for the year ended June 30, 2013 compared to June 30, 2012. The decrease in net loss compared to the prior year period is to due to the following:

Revenue

Our revenue, net for the year ended June 30, 2013 was $241,398 compared to $141,750 for the year ended June 30, 2012 due to the addition of new customers in the current fiscal year.

Cost of Goods Sold

Total cost of goods sold decreased $50,111 from $307,671 for the year ended June 30, 2012 to $257,560 for the year ended June 30, 2013. Cost of goods sold consists of two parts: materials and freight costs and provision for inventory obsolescence.

Materials and freight costs for the year ended June 30, 2013 was $188,109 compared to $111,791 for the same period one year ago. The material and freight costs for the year ended June 30, 2013 was in line with the increase in revenues in the current fiscal year.

Cost of goods sold in fiscal 2012 includes a provision for inventory obsolescence totaling $195,880 resulting from inventory quality issues we discovered during the three months ended June 30, 2012. It was our management’s assessment that based on a thorough review of the inventory and the extent of the quality issues discovered, our Company’s inventory was materially impaired. Upon further analysis and estimations of our inventory’s future marketability, we recorded a charge for inventory obsolescence. For the year ended June 30, 2013, the cost of goods sold also reflected a charge for inventory obsolescence totaling $69,451 for the anticipated loss from discounted sales of slow moving inventory.

Gross Margin

Gross margin was a negative $16,162 for the year ended June 30, 2013 compared to a negative margin of $165,921 for the year ended June 30, 2012. The overall negative gross margin for both years resulted from the provision for inventory discussed above. We had a positive gross margin from sales before our provision for inventory obsolescence in both fiscal 2013 and 2012.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses totaled $1,784,490 and $3,817,320 for the years ended June 30, 2013 and 2012, respectively. Included in these expenses were payroll and related expenses of $1,049,087 and $1,255,462 during the years ended June 30, 2013 and 2012, respectively. Included in our payroll and related expenses are charges for share based compensation totaling $149,692 for the year ended June 30, 2013 and $204,404 for the year ended June 30, 2012. Consulting expenses totaled $206,929 and $1,880,747 during the years ended June 30, 2013 and 2012, respectively, as we released some of our professional consultants in fiscal 2013 in order to reduce spending and ameliorate our liquidity issues. Included in consulting expenses are noncash charges for the issuance of common stock for services totaling $98,383 and $1,633,900 as of June 30, 2013 and 2012, respectively. Legal and auditing expenses totaled $85,298 during the year ended June 30, 2013 and $104,783 as of June 30, 2012.

Amortization of License and Supply Agreement

We recognized amortization of our license and supply agreement with Sugar Cane Paper Company (SCPC) totaling $nil and $18,403 during the years ended June 30, 2013 and 2012, respectively. The amortization represented the recognition of the cost of the SCPC agreement over its initial twenty year term on a straight line basis. During the three months ended June 30, 2012, our management determined the value of the license and supply agreement with SCPC had been impaired as a result of changes in our manufacturing processes, enhancements to our product formulation and the limitations on our production credit facility. During the year ended June 30, 2012, our company diversified our manufacturing and process management options to include other third party contract manufacturers. Additionally, we developed a new formulation for the tree-free pulp, which has improved our overall paper quality. Finally, we have been working to secure additional credit options to allow us to produce paper for inventory purposes and for sale to distribution partners. Based on this assessment, the fair value of the remaining intangible asset was deemed negligible and as such the entire intangible asset totaling $318,983 was charged to operations during the three months ended June 30, 2012.

Interest Expense and Interest Income

Interest expense totaled $646,566 for the year ended June 30, 2013 as compared to $2,156 for the year ended June 30, 2012. Interest expense in fiscal 2013 resulted from expenses incurred in connection with $186,000 of promissory notes payable and $525,000 of convertible notes payable from related and third parties. Interest expense in 2012 was primarily the result of expenses incurred in connection with a note payable to a bank with an outstanding balance totaling $150,000 from December 2011 through June 20, 2012. Interest income totaled $487 and $1,376 during the years ended June 30, 2013 and 2012, respectively.

Change in Fair Value of Derivative Liability

During the year ended June 30, 2013, we had a change in fair value of derivative liability of $181,961, compared to $nil for the year ended June 30, 2012, with the significant difference primarily related to the addition of $525,000 convertible promissory notes from related and third parties as well as the change in the fair value of our common stock during the year ended June 30, 2013.

Net Loss

Net loss totaled $2,264,770 and $4,321,407 during the years ended June 30, 2013 and 2012, respectively. Net noncash amounts included in our net loss in both years were $673,936 and $2,374,401, respectively. Non-cash amounts reflected primarily issuances of warrants with convertible notes, fair value change in derivative liability, and share based compensation.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable.  As of June 30, 2013, our Company had cash totaling $159,381 current assets totaling $380,942 and total assets of $388,946. We had total liabilities of $2,466,409 (all current) and negative working capital of $1,234,015. Stockholders’ equity reflected a deficit of $2,077,463.

Net cash used by operating activities was $1,017,719 for the year ended June 30, 2013, a decrease of $1,194,515 from the comparable figure of $2,212,234 for the year ended June 30, 2012.  The decrease in net cash used by operating activities was related to cutback in operating expenses and increase in payables and accrued expenses.

Net cash flows from investing activities for year ended June 30, 2012 resulted from equipment and furniture purchases totaling $6,868. We had no net cash flows from investing activities for the year ended June 30, 2013.

Net cash provided by financing activities totaled $985,000 for the year ended June 30, 2013 as compared to $804,438 for the year ended June 30, 2012. The net cash provided by financing activities for the year ended June 30, 2013 was primarily attributed to the proceeds from promissory notes, convertible debts, and borrowings from the line of credit with SCPC. For the year ended June 30, 2012, net cash provided by financing activities was mainly attributable to proceeds from the sales of our common stock and cash provided from a note payable with our bank.

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  Other than the production credit facility with our suppliers and borrowings from related and third parties, we do not have any credit agreement or source of liquidity immediately available to us.

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $1,000,000.  As of the date of this report, we had a cash balance of approximately $159,381.  However, we cannot provide any assurances that the cash required to implement our current plan will not exceed our estimated amount of $1,000,000, or that we can achieve profitability with the estimated amounts we determined above, or that we will ever achieve profitability.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our consolidated financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2013.  We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur.  The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Critical Accounting Policies Involving Management Estimates and Assumptions

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market.  We value inventories using the weighted average costing method.  We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value.  As noted above, during fiscal 2013, our Company became aware of slow moving inventory that has been held at various stores. To prevent overstocking of old inventory, management decide to sell the slow moving inventory at a sales price below cost and proposed a reserve amount for the expected loss from the discounted sales. During the fourth quarter of fiscal 2012, our Company became aware of quality issues surrounding its copy paper products. As a result of these quality issues, our Company determined the inventory value was impaired and recorded a reserve for inventory obsolescence totaling $195,880 at June 30, 2012.

Valuation of Long-lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  For the year ended June 30, 2012, it was determined that our Company’s intangible assets value were impaired resulting in the complete write-down of the intangible asset.  As a result of the write-down, our Company recorded a charge totaling $318,983 which is included in the accompanying consolidated statement of operations for the year ended June 30, 2012. For the year ended June 30, 2013, our Company had no impairment expense related to our long-lived assets.

Derivative Instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under non-operating income (expense).

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Refer to note 6 for details.

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 1 to the Sugarmade consolidated financial statements included herein.

Item 6A. Quantitative and Qualitative Disclosures about Market Risk

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2013 or 2012 nor at any time during the years then ended or through the date of this report.

Item 7. Financial Statements and Supplementary Data

Report of Independent Registered Public Accountants

Consolidated Balance Sheets as of June 30, 2013 and 2012

Consolidated Statements of Operations for the years ended June 30, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Sugarmade, Inc.

We have audited the accompanying consolidated balance sheets of Sugarmade, Inc. and Subsidiary (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sugarmade, Inc. and Subsidiaries as of June 30, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of common stock and convertible notes payable from related and third parties. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

November 3, 2014

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2013 and 2012

	2013	2012

Assets
Current assets:
Cash	$159,381	$192,100
Accounts receivable, net	42,249	18,700
Inventory, net	159,255	88,798
Other current assets	20,057	45,125

Total current assets	380,942	344,723

Equipment, net	3,299	5,257
Other assets	4,705	3,994

Total assets	388,946	353,974

Liabilities and Stockholders' Deficiency

Current liabilities:
Note payable due to bank	150,000	150,000
Accounts payable and accrued liabilities	390,138	221,020
Accrued interest	87,275	—
Notes payable due to shareholder	186,000	—
Accrued compensation and personnel related payables	527,544	43,722
Production line of credit	274,000	—
Convertible notes payable, net	525,000	—
Derivative liabilities	326,452	—

Total liabilities	2,466,409	414,742

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 10,538,526 shares issued and outstanding; 10,288,526 at June 30, 2012	10,539	10,289
Additional paid-in capital	8,317,406	8,069,581
Accumulated deficit	(10,405,408)	(8,140,638)

Total stockholders' deficiency	(2,077,463)	(60,768)

Totoal liabilities and stockholder's deficiency	$388,946	$353,974
	—

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Operations
For the years ended June 30, 2013 and 2012

	2013	2012

Revenues, net	$241,398	$141,750

Cost of goods sold:
Materials and freight costs	188,109	111,791
Provision for inventory obsolescence	69,451	195,880

Total cost of goods sold	257,560	307,671

Gross margin (loss)	(16,162)	(165,921)

Operating expenses:
Loss on write-off of license and supply agreement	—	318,983
Selling, general and administrative expenses	1,784,490	3,817,320
Amortization of license and supply agreement	—	18,403

Total operating expenses	1,784,490	4,154,706

Loss from operations	(1,800,652)	(4,320,627)

Non-operating income (expense):
Interest expense	(646,566)	(2,156)
Interest income	487	1,376
Change in fair value of derivative liabilities	181,961	—

Total non-operating income (expense)	(464,118)	(780)

Net loss	$(2,264,770)	$(4,321,407)

Basic and diluted net loss per share	(0.22)	(0.42)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	10,504,279	10,341,039

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended June 30, 2013 and 2012
						Total
			Additional	Prepaid		Stockholders'
	Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Deficit	(Deficiency)

Balance at June 30, 2011	10,256,000	$10,256	$5,944,872	$(368,000)	$(3,819,231)	$1,767,897

Issuances of common stock and warrants for cash	486,000	486	658,952	—	—	659,438
Issuance of common stock for services	46,526	47	86,853	—	—	86,900
Vesting of common stock previously issued for services	—	—	1,179,000	368,000	—	1,547,000
Share based compensation	—	—	204,404	—	—	204,404
Share repurchase from related party	(500,000)	(500)	(4,500)	—	—	(5,000)
Net loss	—	—	—	—	(4,321,407)	(4,321,407)

Balance at June 30, 2012	10,288,526	10,289	8,069,581	—	(8,140,638)	(60,768)

Issuance of common stock for services	250,000	250	98,133	—	—	98,383
Share based compensation			149,692	—	—	149,692
Net loss		—	—	—	(2,264,770)	(2,264,770)

Balance at June 30, 2013	10,538,526	$10,539	$8,317,406	$—	$(10,405,408)	$(2,077,463)

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended June 30, 2013 and 2012

	2013	2012

Operating activities:
Net loss	$(2,264,770)	$(4,321,407)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of license and supply agreement	—	18,403
Depreciation expense	1,958	1,611
Share based compensation	49,692	204,404
Issuance of common stock for services	98,383	1,633,900
Issuance of warrants with convertible notes	508,413	—
Fair value change in derivative liability	(181,961)	—
Loss on write-down of license and supply agreement	—	318,983
Provision for inventory obsolescence	69,451	195,880
Allowance for doubtful accounts	28,000	1,220
Changes in operating assets and liabilities:
Accounts receivable	(51,549)	(11,839)
Inventory	(139,907)	(284,678)
Other assets	24,356	(45,125)
Accounts payable and accrued liabilities	169,118	77,950
Accrued interest	87,275	—
Accrued compensation and personnel related payables	483,822	(1,536)
Net cash used in operating activities	(1,017,719)	(2,212,234)

Investing activities:
Additions to equipment	—	(6,868)
Net cash used in investing activities	—	(6,868)

Financing activities:
Proceeds from issuances of common stock and warrants	—	659,438
Borrowings from note payable to bank	—	150,000
Borrowings from production line of credit	284,000	—
Repayments of Production Line of Credit	(10,000)	—
Share repurchase from related party	—	(5,000)
Proceeds from issuance of convertible notes payable	525,000	—
Proceeds from issuance of notes payable to shareholders	186,000	—
Net cash from financing activities	985,000	804,438

Net decrease in cash	(32,719)	(1,414,664)

Cash, beginning of period	192,100	1,606,764
Cash, end of period	$159,381	$192,100
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$87,668	$2,156
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Notes To Consolidated Financial Statements

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

Going concern

The Company sustained continued operating losses during the years ended June 30, 2013 and 2012.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

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

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. Accounts receivable are reviewed periodically for collectability. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. As of June 30, 2013 and 2012, we maintained allowances for bad debts of $28,000 and $1,220, respectively.

Cash

Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents as of June 30, 2013 and 2012.

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

From time to time, we may have a limited number of customers with individually large amounts due.  Any unanticipated change in a customer’s creditworthiness could have a material effect on our results of operations in the period in which such changes or events occurred.  Gross accounts receivable at June 30, 2013 totaled $42,249 while our allowance for doubtful accounts was $28,000. As of June 30, 2012, our Company had accounts receivable of $18,700 with an allowance for doubtful accounts of $1,220.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Items of equipment with costs greater than $1,500 are capitalized and depreciated on a straight-line basis over their estimated useful lives ranging from 3-7 years.

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market. We value inventories using the weighted average costing method.  Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract manufactures to our warehouses.  Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative costs.  Outbound freight costs to customers totaled $71,433 and $67,862 for the years ended June 30, 2013 and 2012, respectively.  We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As noted above, during fiscal 2013, our Company became aware of slow moving inventory that has been held at various stores. To prevent overstocking of old inventory, management decide to sell the slow moving inventory at a sales price below cost and increased the reserve for the expected loss from the discounted sales totaling $28,600 ($195,880 as of June 30, 2012).

Intangible assets

Intangible assets relate to the exclusive license and supply agreement (“LSA”) with Sugar Cane Paper Company. During the year ended June 30, 2012, we performed a review of the LSA including estimations of the likely future cash flows to be derived from the LSA. Upon completing the review, it was management’s assessment that due to changes in our Company’s manufacturing process, enhancements to the product formulation and the limitations on the credit facility, the fair value of the intangible asset had been impaired to the level that the asset has negligible remaining value. As such, our Company recorded a write down totaling $318,983 for the remaining value of the license and supply agreement as of June 30, 2012. We did not have any intangible assets as of June 30, 2013.

Valuation of long-lived assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. For the year ended June 30, 2012, it was determined that our Company’s intangible assets value were deemed impaired resulting in the complete write-down of the intangible assets. As a result of the write-down, our Company recorded a charge to operations totaling $318,983. We have nominal long-lived assets as of June 30, 2013.

Fair Value of Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - unobservable inputs which are supported by little or no market activity.

Derivative Instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under non-operating income (expense).

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Refer to note 6 for details.

Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of October 2, 2008, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions and generally, we remain subject to Internal Revenue Service examination of our 2013 U.S. federal income tax returns. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of June 30, 2013 and 2012.

Stock based compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Concentration of risk

Customers

During fiscal year 2013 and 2012, our Company had earned net revenues of $241,398 and $141,750, respectively. A significant portion of our Company’s revenue is derived from a small number of customers. For the year ended June 30, 2013 and 2012, sales to one of our Company’s customers accounted for 69% and 72% of net sales, respectively. As our Company continues to expand its distribution relationships, we expect to see our sales dispersed among a broader number of customers.

Suppliers

For the year ended June 30, 2013 and 2012, all of our tree free paper products were purchased from SCPC and their contract manufacturers. We are presently diversifying our manufacturing and process management options to include other third party contract manufacturers for current and future production needs.

Recently issued and adopted accounting pronouncements

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

2. Note Payable Due to Bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of June 30, 2013). This borrowing facility is renewed annually and our Company maintains a separate HSBC demand deposit account with a balance equal to the outstanding borrowing. In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of June 30, 2013, the loan’s interest rate was three and one half percent (3.5%) and our Company has drawn down $150,000 loan balance on the line. The note is payable on demand.

3. Production Line of Credit

As part of our agreement with SCPC for a production line of credit, SCPC has provided our Company with access to a portion of the overall credit line to allow us to purchase product for inventory purposes, without the need for customer purchase orders as a requirement to order product from its contract manufacturer. This portion production line of credit will initially be set at $300,000, bear interest at 5% interest per quarter and a 4% usage charge, and require payment 30 days after receipt of funds from our customer. The same repayment terms will remain in effect. As of June 30, 2013, the balance on the credit line totaled $274,000.

4. Convertible Note Payables

As of June 30, 2013, the Company extended to one year term for $525,000 of the convertible note payable issued between August 17, 2012 and March 31, 2013. These convertible notes would have been due prior to June 30, 2013.

Between August 17, 2012 and March 31, 2013, our Company issued a total of $525,000 in convertible promissory notes to eleven accredited investors, one of which is a member of our Board and another was a former member of our Board. The convertible promissory notes must be repaid by our Company within six months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note-holders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. As of June 30, 2013, the Company extended the maturity date of the notes to one year from the date of issuance.

In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 78,750 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 131,250 shares of common stock at $0.01 per share. For purposes of accounting for the detachable warrants issued in connection with the convertible notes, the fair value of the warrants was estimated using the Black-Scholes-Merton option pricing formula. The value of all warrants granted at the date of issuance totaled $508,413 and was recorded as a discount to the notes payable. The amount will be amortized over the nine month term of the respective convertible note as additional interest expense.

5. Derivative Liabilities

During the fiscal year ended June 30, 2013, the Company issued a total of $525,000 14% convertible notes to twelve accredited investors. In connection with the issuance, each note holder received a two-year warrant to purchase up to a total of 131,250 shares of common stock at $0.01 per share and a two-year warrant to purchase up to a total of 78,750 shares of common stock at $0.50 per share. The Company recognized the conversion feature, the $0.01 warrant to purchase common stock and $0.50 warrant to purchase common stock were derivative liabilities. The derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. The results of initial valuation were summarized as follows:

Grant Date	Derivative Liabilities	Dividend Yield	Expected Volatility	Risk Free Rate	Expected Term	Fair Value as of Grant Date
8/17/2012	Conversion Feature	0%	280%	0.14%	0.50	$ 10,500
	$0.01 Warrant	0%	230%	0.29%	2.00	2,063
	$0.50 Warrant	0%	230%	0.29%	2.00	1,088
8/24/2012	Conversion Feature	0%	293%	0.13%	0.50	9,500
	$0.01 Warrant	0%	236%	0.28%	2.00	1,875
	$0.50 Warrant	0%	236%	0.28%	2.00	975
9/9/2012	Conversion Feature	0%	310%	0.14%	0.50	37,600
	$0.01 Warrant	0%	243%	0.25%	2.00	6,200
	$0.50 Warrant	0%	243%	0.25%	2.00	3,420
9/13/2012	Conversion Feature	0%	300%	0.13%	0.50	35,000
	$0.01 Warrant	0%	242%	0.24%	2.00	6,250
	$0.50 Warrant	0%	242%	0.24%	2.00	3,450
9/18/2012	Conversion Feature	0%	303%	0.13%	0.50	13,500
	$0.01 Warrant	0%	244%	0.25%	2.00	2,500
	$0.50 Warrant	0%	244%	0.25%	2.00	1,350
9/18/2012	Conversion Feature	0%	303%	0.13%	0.50	13,500
	$0.01 Warrant	0%	244%	0.25%	2.00	2,500
	$0.50 Warrant	0%	244%	0.25%	2.00	1,350
9/18/2012	Conversion Feature	0%	303%	0.13%	0.50	13,500
	$0.01 Warrant	0%	244%	0.25%	2.00	2,500
	$0.50 Warrant	0%	244%	0.25%	2.00	1,350
9/27/2012	Conversion Feature	0%	307%	0.14%	0.50	23,000
	$0.01 Warrant	0%	245%	0.25%	2.00	3,875
	$0.50 Warrant	0%	245%	0.25%	2.00	2,138
10/5/2012	Conversion Feature	0%	307%	0.15%	0.50	7,400
	$0.01 Warrant	0%	243%	0.27%	2.00	1,275
	$0.50 Warrant	0%	243%	0.27%	2.00	705
10/25/2012	Conversion Feature	0%	331%	0.16%	0.50	25,500
	$0.01 Warrant	0%	252%	0.31%	2.00	4,000
	$0.50 Warrant	0%	252%	0.31%	2.00	2,250
10/31/2012	Conversion Feature	0%	336%	0.16%	0.50	37,000
	$0.01 Warrant	0%	253%	0.30%	2.00	5,625
	$0.50 Warrant	0%	253%	0.30%	2.00	3,188
11/27/2012	Conversion Feature	0%	308%	0.15%	0.50	42,000
	$0.01 Warrant	0%	253%	0.27%	2.00	8,000
	$0.50 Warrant	0%	253%	0.27%	2.00	4,350
12/21/2012	Conversion Feature	0%	290%	0.12%	0.50	112,000
	$0.01 Warrant	0%	251%	0.26%	2.00	18,750
	$0.50 Warrant	0%	251%	0.26%	2.00	10,500
1/31/2013	Conversion Feature	0%	273%	0.12%	0.50	21,000
	$0.01 Warrant	0%	266%	0.27%	2.00	3,750
	$0.50 Warrant	0%	266%	0.27%	2.00	2,138
					Total fair value	$ 508,413

As of June 30, 2013, The derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. The results of year--end valuation were summarized as follows:

Grant Date	Derivative Liabilities	Dividend Yield	Expected Volatility	Risk Free Rate	Expected Term	Fair Value as of June 30, 2013
8/17/2012	Conversion Feature	0%	88%	0.15%	0.88	$ 12,500
	$0.01 Warrant	0%	232%	0.15%	1.13	2,313
	$0.50 Warrant	0%	232%	0.15%	1.13	1,088
8/24/2012	Conversion Feature	0%	65%	0.15%	0.65	7,000
	$0.01 Warrant	0%	251%	0.15%	1.15	2,313
	$0.50 Warrant	0%	251%	0.15%	1.15	1,125
9/9/2012	Conversion Feature	0%	94%	0.15%	0.94	20,000
	$0.01 Warrant	0%	248%	0.15%	1.19	3,700
	$0.50 Warrant	0%	248%	0.15%	1.19	1,800
9/13/2012	Conversion Feature	0%	71%	0.15%	0.71	16,000
	$0.01 Warrant	0%	232%	0.15%	1.13	4,625
	$0.50 Warrant	0%	232%	0.15%	1.13	2,175
9/18/2012	Conversion Feature	0%	97%	0.15%	0.97	13,000
	$0.01 Warrant	0%	245%	0.15%	1.22	2,313
	$0.50 Warrant	0%	245%	0.15%	1.22	1,125
9/18/2012	Conversion Feature	0%	97%	0.15%	0.97	13,000
	$0.01 Warrant	0%	245%	0.15%	1.22	2,313
	$0.50 Warrant	0%	245%	0.15%	1.22	1,125
9/18/2012	Conversion Feature	0%	97%	0.15%	0.97	13,000
	$0.01 Warrant	0%	245%	0.15%	1.22	2,313
	$0.50 Warrant	0%	245%	0.15%	1.22	1,125
9/27/2012	Conversion Feature	0%	121%	0.15%	1.21	15,000
	$0.01 Warrant	0%	244%	0.15%	1.24	2,313
	$0.50 Warrant	0%	244%	0.15%	1.24	1,125
10/5/2012	Conversion Feature	0%	85%	0.15%	0.85	4,600
	$0.01 Warrant	0%	243%	0.15%	1.27	925
	$0.50 Warrant	0%	243%	0.15%	1.27	465
10/25/2012	Conversion Feature	0%	90%	0.15%	0.90	12,500
	$0.01 Warrant	0%	245%	0.15%	1.32	2,313
	$0.50 Warrant	0%	245%	0.15%	1.32	1,163
10/31/2012	Conversion Feature	0%	84%	0.15%	0.84	11,500
	$0.01 Warrant	0%	244%	0.15%	1.34	2,313
	$0.50 Warrant	0%	244%	0.15%	1.34	1,163
11/27/2012	Conversion Feature	0%	91%	0.15%	0.91	50,000
	$0.01 Warrant	0%	240%	0.15%	1.41	9,250
	$0.50 Warrant	0%	240%	0.15%	1.41	4,650
12/21/2012	Conversion Feature	0%	98%	0.15%	0.98	52,000
	$0.01 Warrant	0%	237%	0.15%	1.48	9,250
	$0.50 Warrant	0%	237%	0.15%	1.48	4,650
1/31/2013	Conversion Feature	0%	108%	0.15%	1.08	14,000
	$0.01 Warrant	0%	224%	0.15%	1.08	2,313
	$0.50 Warrant	0%	224%	0.15%	1.08	1,013
					Total fair value	$ 326,452

6. Related Party Transactions

During the fourth quarter of Fiscal 2013, we advanced a series of small loans to DPG to act as advances to the DPG for assistance in their sales efforts for us. The total of these advances amounted to $10,500 and remained outstanding as of June 30, 2013 (see Section Item 3. Legal Proceedings).

On June 14, 2013, our Company sold one container of paper to DPG, a company in which our past Chairman of the Board, Pinto has an ownership interest. DPG acted as broker in a transaction to resell the paper to one of its customers. The total value of the product sold totaled $28,000. This amount remained outstanding as of June 30, 2013 and was fully reserved as this date as we had not received the funds as of the date of this filing.

On April 22, 2013, our Company issued a promissory note in the amount of $100,000 to Tat Auyeung, for long term financing. The note has a term of 2 years and bears interest at a rate of 14% per annum, with 5% payable in cash and the remaining 9% per annum payable in stock at the conversion rate of $0.7 per share. As of June 30, 2013, the note remained outstanding and had accrued interest totaling $2,683.

On February 22, 2013, our Company issued two promissory notes each in the amount of $25,000 to Sandy Salzberg, one of our past Directors, and Joseph Abrams for short term financing. The note has a term of 30 days and bears interest at a rate of 25% per annum. As of June 30, 2013, the notes remained outstanding and had accrued interest totaling $4,444.

On November 30, 2012, our Company issued a convertible promissory note in the amount of $100,000 to Leong, one of our Directors, as part of a financing involving twelve accredited investors.

On August 17, 2012, the Company issued a convertible note with warrants to Jim Jensen, a former director, in exchange for $25,000 short term loan to our Company. In connection with the issuance of the promissory note, Jensen received two-year warrants to purchase up to a total of 3,750 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 6,250 shares of common stock at $0.01 per share. The convertible promissory note must be repaid by our Company within 9 months from the date of issuance; accrues interest at the rate of 14%; and is subject to conversion at the election of the note holder at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note holder the amount of the then accrued interest on the three, nine, and nine month anniversaries of the issue date. As of June 30, 2013, Mr. Jensen’s convertible note was extended to May 17, 2014.

On July 11, 2012, our Company issued a promissory note in the amount of $36,000 to Joseph Abrams, for short term financing. The note is due on July 27, 2012 and payment prior to due date bears no interest. Payment made after July 27, 2012 shall be a default and accrue interest at 6% per annum compounded monthly until paid in full. As of June 30, 2013, the note is in default and has accrued interest totaling $2,055.

Effective May 11, 2012, our Company entered into a Share Cancellation Agreement with Clifton Leung, a director and shareholder of our Company, pursuant to which Leung agreed to the cancellation of 500,000 shares of Company common stock held by him. In consideration for the cancellation, our Company agreed to pay Leung $5,000 representing a price of $0.01 per share of common stock. Our Company accounted for this transaction as a purchase and immediate retirement of treasury shares. Effective June 30, 2012, Mr. Leung forgave the amount owed to him from the share cancellation agreement.

On January 19, 2012, our Board approved a grant of 36,000 shares of our Company’s common stock (subject to a 1 year repurchase option by our Company) to Ed Roffman, a former director, for the provision of services to our Company in the areas of finance and public reporting.  During the year ended June 30, 2012, our company recorded share based consulting expense totaling $66,900. The monthly expense was based on exercise prices ranging from $1.90 per share to $4.25 per share. The shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

7. Stockholder’s Deficiency

Issuance of common stock and warrants for cash

On March 7, 2012, the Board approved the sale of up to $1,500,000 of our Company’s common stock and warrants to purchase common stock at $2.25 per unit. Each unit consists of (i) one share of our Company's common stock; and (ii) two-year term warrants to purchase the amount of shares of common stock equal to 80% of the number of units purchased. Each warrant was issued with a fixed exercise price of $0.01 per share. As of June 30, 2012, our Company raised $659,438 through the sale of 292,222 units and the commensurate exercise of 193,778 warrants for additional cash proceeds totaling $1,938. For the year ended June 30, 2013, there were no additional stock issuances for cash.

Issuance of common stock for services

On August 20, 2012, our Company issued 250,000 shares to a third party consultant in consideration for its services under the terms of a consulting agreement for investor relations and public communications services. For the year ended June 30, 2013, we recorded non-cash charges totaling $98,383 in connection with this stock issuance based on previous day’s closing price for our common stock of $0.34, which is deemed the fair market value as of that date.

On May 31 2012, we issued 10,526 shares of restricted common stock to a public relations firm as part of their compensation for services in the area of public relations related strategy, processes and tactics. For the year ended June 30, 2012, our Company recorded noncash charges totaling $20,000 related to this issuance.

On January 19, 2012, our Company issued 36,000 shares of restricted common stock to one of its board members in exchange for additional advisory services in the area of finance and financial reporting. The shares vest over one year and any unvested shares are subject to repurchase by our Company should the recipient cease to provide for the contracted services. For the fiscal year 2013, our Company incurred a charge totaling $13,545 related to this issuance.

Share surrender and cancellation

Effective May 11, 2012, our Company entered into a Share Cancellation Agreement with Leung, a Director and shareholder of our Company, pursuant to which Leung agreed to surrender 500,000 shares of Company common stock held by him. In consideration for the surrender, our Company agreed to pay Leung $5,000 representing a price of $0.01 per share of common stock. Our Company accounted for this transaction as a repurchase and cancellation of common stock. Effective June 30, 2012, Leung forgave the amount owed to him from the share cancellation agreement. On April 29, 2013, Leung was appointed as CEO of our Company.

Stock options

As of June 30, 2013, we have a total of 1,245,962 incentive and nonqualified stock options granted and outstanding under the Plan. All of our outstanding options have terms of between five and ten years. During the year ended June 30, 2013, we recognized share based compensation expense totaling $149,692 related to stock options granted through that date.

8. Stock Based Compensation

Results of operations for the years ended June 30, 2013 and 2012 include share based compensation costs totaling $149,692 and $204,404, respectively charged to selling, general and administrative expenses. For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were used for the calculations during the years ended June 30, 2013 and 2012

	2013	2012
Expected Term	4.96 years	5.09 years
Weighted average volatility	121.93%	95.18%
Forfeiture rate	20%	18.82%
Risk-free interest rate	2.02%	2.06%
Expected dividend rate	0.00%	0.00%

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

The following is required disclosure in connection with stock options and warrants (which resulted in share based compensation charges) as of June 30, 2013: 1) weighted average exercise price - $0.81; 2) weighted average remaining contractual term vested and outstanding options 74 months, respectively; 3) aggregate intrinsic value of outstanding and exercisable options and warrants - $0.00 and $0.00, respectively; 4) weighted average grant date fair value of options and warrants granted - $1.14 per share; and 5) weighted average fair value of options and warrants vested - $1.48 per share.

On September 6, 2012, our Company’s Board of Directors approved the re-pricing of options and warrants granted to employees, active consultants and board members. The re-priced options and warrants had exercise prices ranging from $1.25 to $3.73. A total of 1,245,000 options and warrants were amended to reduce the exercise price to $0.53 per share, based on the most recent closing price for our Company’s common stock, which is deemed the fair market value as of that date. The result of re-pricing was insignificant and had nominal effect on the total compensation expense as of June 30, 2013.

The exercise prices for options and warrants granted and outstanding which resulted in stock based compensation charges was as follows at June 30, 2013:

Exercise Price Range	Number of options or warrants
$0.25 - $0.50	100,000
$0.51 – $0.75	1,297,000
$0.76 - $1.00	-
$1.01 - $1.25	624,000
$1.26 - $2.00	32,500
$2.01 - $3.00	-
$3.01 - $4.00	1,462
$4.01 above	-
2,054,962

A summary of the status of our non-vested options and warrants as of June 30, 2013 and changes during the year then ended is as follows:

Shares
Non-vested outstanding, July 1, 2012	624,173
Granted	152,000
Vested	(420,518)
Cancelled	-
Non-vested outstanding, June 30, 2013	355,655

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at June 30, 2013:

Stock based compensation:
Stock options outstanding	1,133,462
Stock warrants outstanding	921,500
Common shares to be issued under conversion feature	1,050,000
Common shares to be issued under $0.01 warrants	131,250
Common shares to be issued under $0.50 warrants	78,750

Total common shares reserved for future issuance	3,314,962

9.	Income Taxes

Our NOL will begin to expire in 2024 for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2013. All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

 Net deferred tax assets consist of the following components as of June 30, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL carryover	$10,431,855	$8,140,638
Valuation allowance	(10,431,855)	(8,140,638)
Net deferred tax asset	$—	$—

The income tax provision is summarized as follows:

	2013	2012
Income tax benefit at statutory rate (35% and 34%, respectively)	$(3,551,149)	$(2,767,817)
Valuation allowance	3,551,149	2,767,817
	$—	$—

At June 30, 2013, the Company had net operating loss carry forwards of approximately $10 million that may be offset against future taxable income through 2024. No tax benefit has been reported in the June 30, 2013 and 2012 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740.

10.	Commitments and Contingencies

Our Company leases its corporate office located at 2280 Lincoln Avenue, Suite 200, San Jose CA 95125 under a lease with a term beginning on February 1, 2011 and extending through April 2014.  Rent expense amounted to $46,816 and $50,895 for the years ended June 30, 2013 and 2012, respectively.  Future annual lease amounts due under our lease agreement for our fiscal years ended June 30 total: $43,920- 2014

11.	Subsequent Event

 Outstanding Litigations

As of the date of this filing, the Company is a plaintiff, in Contra Costa County, California, in a suit alleging breach of fiduciary duty, conspiracy to breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Pinto is the Company’s former Chairman of the board of directors. The Company plans to actively pursue this case.

On May 24, 2014, the Labor Commissioner, State of California issued an Order, Decision or Award of the Labor Commissioner against the Company in the amount of $55,126. The Company is in the process of settling this claim and believes any amount of settlement paid would not be likely to have a material adverse effect on our financial position, results of operations or cash flows.

On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company, Lovitt & Hannan, Inc. Salary Deferral Plan FBO J. Thomas Hannan, Attorney at Law 401K Plan and Trust, and Kevin M. Kearney. The Company’s former CEO, Scott Lantz, was also named in the suit. The complaint alleges Hannan was induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit. The Company plans to vigorously defend against such claims.

Acquisition of CarryOut

Effective October 26, 2014, the Board of Directors of the Company executed the final Acquisition and Share Exchange Agreement (the “Share Exchange Agreement”) ratifying the Pending Acquisition. Under the terms of the Share Exchange Agreement the Company will issue Thirty Five Million (35,000,000) common shares of the Company to the holders of CarryOut in exchange for all of the outstanding shares in CarryOut. The number of Company shares exchanged shall be modified to Forty Million (40,000,000) shares Thirty (30) days after the effective date of this Share Exchange Agreement should CarryOut demonstrate revenues for the three (3) month period ending June 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending June 30, 2013. The number of shares exchanged shall be modified to Seventy One Million (71,000,000) Seventy Five (75) days after the effective date of this Share Exchange Agreement should CarryOut demonstrate revenues for the three (3) month period ending September 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending September 30, 2013.

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, which does business as CarryOutSupplies.com (CarryOut) pending, but not limited to, the Company performing due diligence and executing a final Acquisition and Share Exchange Agreement (Pending Acquisition). CarryOut is a producer and wholesaler of custom printing and generic paper products to more than 2,000 takeout restaurant establishments, see www.caryoutsupplies.com.

Sales of Unregistered Securities

On August 10, 2014, the Company approved the issuance of 4,650,000 common shares to investors for a price of $85,000. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

On August 7, 2014, the Company sold 5,000,000 common shares to an investor for $135,000. The shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act, which exempts transactions by an issuer not involving a public offering.

On July 17, 2014, the Company sold 4,500,000 common shares to an affiliated party for $50,000. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

Issuance of Other Unregistered Securities

On October 26, 2014, the Board approved the issuance of 24,604,560 common shares to various note holders of CarryOut in exchange for the cancellation of $350,000 in notes payable.

On October 26, 2014, the Company’s Board of Directors ratified the issuance of 11,818,479 common shares in settlement of various trade, employee and contractors debts owed by the Company.

Convertible Notes Payable

On various dates during June 2014 and July 2014 the Company and holders of certain convertible notes agreed to cancel warrants to purchase common shares in the Company and to extend the due dates on the Notes to July 1, 2016. $0.50 warrants and “Bonus Warrants”priced at $0.01, as defined in the original Convertible Note Purchase Agreements we cancelled pertaining to the Note and warrants acquired on the following dates for the following Convertible Notes and amounts. In total, 60,000 warrants at $0.50 and 60,000 “Bonus Warrants at $0.01 were cancelled.

•	Note dated August 17, 2012 for $25,000
•	Note dated August 24, 2012 for $25,000
•	Note dated September 9, 2012 for $40,000
•	Note dated September 13, 2012 for $50,000
•	Note dated October 5, 2012 for $10,000
•	Note dated October 25, 2012 for $25,000
•	Note dated December 21, 2012 for $100,000
•	Note dated January 31, 2013 for $25,000
•	Note dated November 27, 2012 for $100,000

Note Payable Due to Bank

The note payable due to Bank with HSBC was paid in full in our 2014 fiscal year - See financial note number 2.

Production Line of Credit

This line of credit was converted to equity in our 2014 fiscal year - See financial note number 3.

Director Related Activities

Effective October 6, 2014, our Chairman and Independent Director, Dennis Mandell, resigned from the Board. Mr. Mandell was also the sole member of the Company’s audit committee.

Effective October 6, 2014, -, Jonathan Leong, a Director, resigned from the Board.

Effective October 22, 2013, Henry Michon resigned as a director and committee member of the Board of our Company. At the time of Michon’s resignation, he was a board member and a committee member of the Compensation Committee of our Board. We believes that Michon’s resignation was a result of a disagreement with some members of the Board regarding certain board resolutions that were passed at the September 18, 2013 board meeting, which Michon believes were self-interested transactions. We explained to Michon that each of the resolutions was unanimously approved by the disinterested directors of our Company who were present at the board meeting on September 18, 2013, and that the approved transactions remove approximately $591,071 of debt from our balance sheet. Additionally, we believe that Michon’s resignation was also caused by differences of opinion between Michon and other Board members regarding the conduct of the Board, our minimal operations and other transactions not in the ordinary course of our business.

Effective October 10, 2013, Pinto resigned as the Chairman, Director of our Board and a committee member. At the time of Pinto’s resignation, he was a member of the Spending Committee and the Finance Committee of the Board. Our Board believes that Pinto’s resignation was a result of perceived differences of philosophical opinion between Pinto and some other members of the Board regarding the conduct of the Board, our Company’s minimal operations and other transactions not in the ordinary course of its business. Pinto resigned because these differences could result in a conflict of his interest as a stockholder and his position as a Board member representing our Company.

On September 18, 2013, Leung who is our CEO and a Director, agreed to a compensation package for CEO services for 2,500,000 common shares. Sugarcane Paper Company, for which Leung is a major shareholder, agreed on September 18, 2013 to convert $284,000 of outstanding debt and then outstanding interest to 2,840,000 common shares. On this same date, Sugarcane Paper Company also agreed to cancel the Company’s production credit line resulting in a zero balance on this credit line in exchange for the issuance of 2,840,000 common shares to Sugarcane Paper Company. On this date, Sugarcane Paper Company also agreed to accept 1,057,534 common shares for the conversion of a promissory note with an outstanding balance of $105,753.

On September 18, 2013, Leong, Director, converted a convertible note for $100,000 into 1,113,918 common shares.

On September 18, 2013, our Board approved the appointment of Leung as of July 19, 2013, as CEO. Leung is also a Director of our Company. The services contract, which has a term of six months and is renewable at the discretion of our Board, calls for no monthly or annual salary and compensation in the form of 2,500,000 restricted common shares for the contract period. Leung is also CEO of Sugarcane Paper Company, which is the sole supplier of paper to the Company. He also holds a controlling interest in Sugarcane Paper Company.

On September 18, 2013, our Board approved the appointment of Leong as Corporate Secretary of our Company. Leong is also a Director of our Company;

On September 18, 2013, our Board approved the modification of the Convertible Promissory Note dated November 27, 2012 held in the name of Leong to allow for conversion of the outstanding principal and interest due at a rate of Ten US Cents ($0.10) per share. Leong is a Director and Secretary of the Company. Leong subsequently exercised the conversion option on the Convertible Promissory Note and will be issued common shares pursuant to the Notice of Conversion, dated September 18, 2013; and

On September 18, 2013, our Board approved the issuance of 1,057,534 common shares to our CEO, Leung, pursuant to a settlement agreement dated September 20, 2013, allowing for the conversion of the $100,000 promissory note balance and $5,753.43 interest due at a rate of $0.10 per share. Leung is also a Director of the Company.

Effective September 10, 2013, Kearney resigned from the Board.  The resignation was not the result of any disagreements with the Company.

Effective resigned from the Board.  The resignation was not the result of an Board, and Sandy Salzberg resigned from the Board of our Company.  The resignations were not the result of any disagreements with the Company.

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

Michael Cronin, Certified Public Accountant was the independent registered public accountant of Diversified Opportunities, Inc. and resigned as the independent registered public accountant effective July 20, 2011.  The reports of Mr. Cronin on our Company’s consolidated financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of our Company to continue as a going concern.

During our Company’s two most recent fiscal years and the subsequent interim period up to the resignation of Mr. Cronin, there have not been any disagreements between our Company and Mr. Cronin, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Mr. Cronin would have caused Mr. Cronin to make reference thereto in its reports on our Company’s audited financial statements, nor have there been any“reportable events,” eportable events,l statements, nor have there been anyim period up

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer and our Chief Financial Officer, who serves as our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was not effective as of June 30, 2013 due to the limited size of our staff and budget.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers and Corporate Governance

As of the date of this filing, the following individuals are current officers and directors. Mr. Chan and Mr. Haung were appointed to the Board of Directors on October 8, 2014. Mr. Leung has previously been a Director. Certain information about them, is set forth below:

Name	Age	Position
Clifton Kuok Wai Leung	35	Director, CEO
Jimmy Chan	35	Director
Waylan Huang	32	Director

Clifton Kuok Wai Leung. Leung was appointed to our Board of Directors on June 14, 2011. Leung has served as a member of the Board of Directors of our subsidiary since October 2009, and is also the Chief Executive Officer and 100% owner of SCPC since early 2006.

Jimmy Chan, 35, director (Chairman), has been, since 2008, the Chief Executive officer of CarryOutSupplies.com, located in the City of Industry. From 2005 to 2007, he served as the Vice-President, for Emergence Capital, operating out of Garden Grove, California, and providing mortgage services to the general public. From 2003 to 2005, he was the Vice-President in charge of operations for Azusa Mobile, a T-Mobile authorized dealer, and prior to that he was the president of Cyber Gift, importing toys for distribution as a wholesaler. He is not an officer nor director of any other public companies.

Waylon Huang, 32, director, has been serving as the chief operations officer of CarryOutSupplies.com, for the past 3 years, starting in the accounting department in Jan, 2008, and assuming the duties of COO in August, 1st, 2011. Prior to joining CarryoutSupplies, he was the ApoApo Store Manager for their Nogales and then Rowland Heights facilities, from 2004 to 2007. He has extensive experience in inventory control, materiel management, and operational planning, and has, during the preceding 6 years, added human resources to his range of knowledge and control. He does not serve as an officer or director of any other public companies.

Prior to the appojntments of Mr. Chan and Mr. Huang, the Board of Directors consisted of the below outlined individuals. Mr. Mandel, who served as Chairman and as the sole member of the Audit Committee resigned from the Board of Directors on October 6, 2014. Mr. Leong resigned on October 8, 2014. Certain information about them, is set forth below:

Name	Age	Position
Clifton Kuok Wai Leung	35	Director, CEO
Jonathan Leong	59	Director, Secretary
Dennis M. Mandell	59	Director, Independent

Clifton Kuok Wai Leung. Leung was appointed to our Board of Directors on June 14, 2011. Leung has served as a member of the Board of Directors of our subsidiary since October 2009, and is also the Chief Executive Officer and 100% owner of SCPC since early 2006.

Jonathan Leong. Leong had been Secretary and a Director since September 18, 2013. He is the owner of JLA Risk Services and Insurance Agency, an insurance agency and safety engineering company. Leong is the Chairman and Founder of the Asian American Donor Program, which is an out-reach program for donors to support bone marrow transplants. He serves as a governor-appointed board member of the California Earthquake Authority, a public-private earthquake insurance agency. Leong is a board member of Asian Inc., which focuses on low-income housing and small businesses. He is also a board member of I Hear Inc., a company developing a new kind of hearing aid.

Dennis M. Mandell. Mandell was appointed to our Board on June 14, 2014. Mr. Mandell was also the sole member of the Company’s audit committee. Mandell has provided financial services in North America and internationally for more than 30 years. His experience includes positions of CFO, manger of financial planning, director of financial advisory services and dispute analysis. Mandell was a senior vice president with Houlihan Lokey Howard & Zukin. Prior to that, he was a principal with Willamette Management Associates and managed Willamette’s San Francisco offices; he was the managing director of litigation and forensic services for the West Coast at Grant Thornton LLP; and he was the Northwest managing director for KPMG LLP. In addition, Mandell has 18 years of experience working with ARCO, where he managed the evaluation of oil & gas transactions and dispute settlements. Mandell earned a Bachelor of Arts in Accounting from California State University, Fullerton in 1977 and a Master of Science in Taxation from the Golden Gate University, Los Angeles in 1990.

There are no family relationships among any of our officers or directors as of July 31, 2014.

Corporate Governance

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company’s disclosure controls and procedures requirements, which resulted in a number of deficiencies in disclosure controls and procedures that were identified as being significant. The Company’s Board believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

The Independent Board member evaluation and investigation of the current corporate governance practices were that they were inappropriate and resulted in the need for the significant restructuring of our company.

Leadership Structure

As of July 19, 2013, our Board approved the appointment of Leung as CEO and is also a Director of our Company.

Board Committees

As of the date of the filing, we have no audit nor compensation committee.

Director Independence

As of June 30, 2014, the Board has determined that Mandell was independent as the term "independent" is defined by the rules of NASDAQ.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company’s directors and officers, and persons who own more than ten-percent (10%) of our Company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish our Company with copies of all Section 16(a) reports they file. As of June 30, 2013, we do not believe such reports were timely filed.

Item 10. Executive Compensation

Leung received no cash compensation in 2012 nor 2013.

Lantz, past CEO was paid $216,000 in 2012 and $84,500 in 2013.

Employment Agreements

We have no employment agreements in effect for any named executive officers or directors as of the date of this report.

Grants of Stock and Other Equity Awards

During the fiscal year ended June 30, 2013, there were no option or equity awards to our current executive officers.

Outstanding Equity Awards

As of June 30, 2013, there were no outstanding equity awards for named executive officers.

Option Exercises

During the fiscal year ended June 30, 2013, there were no option exercises by our named executive officers.

Compensation of Directors

We did not compensate any of our directors for their services as directors during the fiscal year ended June 30, 2013 nor at the filing of this report.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this filing, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock.

The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. Table 8 has been prepared based on the number of shares outstanding totaling 138,240,270, which is the likely total share count after full issuance of the shares relating to the acquisition of Carryout, adjusted individually as shown below.

	Amount and	Percentage
	Nature of	of Class
	Beneficial	Beneficially
Officers and Directors	Ownership	Owned

Clifton Kuok Wai Leung(1)	7,547,000	5.5%
Jimmy Chan	0	0%
Jonathan Leong	5,113,918	3.7%
Waylan Huang	0	0%
All Directors and Executive Officers as a Group	12,660,918	9.2%
(3 Persons)

5% Shareholders
Clifton Kuok Wai Leung	7,547,000	5.5%

 (1) As of the date of this filing, Mr. Leung owns 250,000 shares of common stock. In addition, an entitry in which he owns a majority interest, The Sugarcane Paper Company, owns 7,297,000 common shares. His total beneficial ownership is 7,547,000.

Item 12. Certain Relationships and Related Party Transactions and Director Independence

Transactions with Related Persons

Our Company reviews transactions between our Company and persons or entities considered to be related parties (collectively “related parties”). Our Company considers entities to be related parties where an executive officer, director or a 5% or more beneficial owner of our common stock (or an immediate family member of these persons) has a direct or indirect material interest. Transactions of this nature require the approval of our Board.

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

On November 27, 2012, our Company issued a convertible promissory note in the amount of $100,000 to Leong, a current Director, as part of a financing involving seven accredited investors. The convertible promissory note must be repaid by our Company within 9 months from the date of issuance; accrues interest at the rate of 14%; and is convertible at the election of the note holder at such time as our Company has raised a minimum of $500,000 in equity in a subsequent equity financing, at the conversion price which is the lower of 80% of the per share purchase price paid for the securities by the investors in the subsequent financing, or $0.50 per share. Unless this promissory note is converted or repaid earlier, our Company must pay the note holder the amount of the then accrued interest on the three-month anniversary, six-month anniversary, and nine month anniversary of the issue date. In connection with the issuance of the promissory notes, Mr. Jensen received two-year warrants to purchase 3,750 shares of common stock at $0.50 per share, and two-year warrants to purchase 6,250 shares of common stock at $.01 per share.

On October 1, 2012, our Company obtained a $3 million dollar production line of credit line from Norco Sourcing (Hong Kong) Company Ltd (“Norco”). One of our directors, Leung, has an ownership interest in Norco. The line of credit will allow our Company to produce product for inventory purposes without the need for customer purchase orders as a requirement to order product from its contract manufacturer. The line of credit will bear interest at 9% per annum and require payment 60 days after shipment of the product. For the initial three to four months, the line will fund the full cost of the production, after which our Company will pay a 40% deposit for subsequent productions. Additionally, once our Company utilizes the line of credit, we will grant Norco 100,000 share of Common stock and warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share. Similarly, once our Company outstanding balance on the line exceeds $1,000,000 dollars, our Company will issue an additional 100,000 shares of stock and warrants to purchase 100,000 shares of stock at an exercise price of $0.01 per share. Finally, if our Company exceeds $2,000,000 balance on the line, our Company will again issue 100,000 shares of stock and warrants to purchase 100,000 shares of stock at an exercise price of $0.01 per share.

On August 17, 2012, our Company issued a convertible promissory note in the amount of $25,000 to C. James Jensen, one of our directors, as part of a financing involving seven accredited investors. The convertible promissory note must be repaid by our Company within 9 months from the date of issuance; accrues interest at the rate of 14%; and is convertible at the election of the note holder at such time as our Company has raised a minimum of $500,000 in equity in a subsequent equity financing, at the conversion price which is the lower of 80% of the per share purchase price paid for the securities by the investors in the subsequent financing, or $.50 per share. Unless this promissory note is converted or repaid earlier, our Company must pay the note holder the amount of the then accrued interest on the three month anniversary, six month anniversary, and nine month anniversary of the issue date. In connection with the issuance of the promissory notes, Jensen received two-year warrants to purchase 3,750 shares of common stock at $.50 per share, and two-year warrants to purchase 6,250 shares of common stock at $.01 per share.

Effective May 11, 2012, our Company entered into a Share Cancellation Agreement with Leung, a Director and shareholder of our Company, pursuant to which Leung agreed to the cancellation of 500,000 shares of Company common stock held by him. In consideration for the cancellation, our Company agreed to pay Leung $5,000 representing a price of $0.01 per share of common stock. Our Company accounted for this transaction as a purchase and immediate retirement of treasury shares. Effective June 30, 2012, Mr. Leung forgave the amount owed to him from the share cancellation agreement.

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

Item 13. Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1)Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2013 were $32,000.

(2)Audit-Related Fees

There were no fees billed during the two years ended June 30, 2013 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3)Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended June 30, 2013 and June 30, 2012.

(4)Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

Item 16. Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

By /s/ Clifton Kuok Wai Leung_________ Date: November 6, 2014

Clifton Kuok Wai Leung

CEO and Director

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

Signature	Title	Date
/s/ Clifton Kuok Wai Leung	CEO and Director	November 6, 2014
Clifton Kuok Wai Leung
/s/ Jimmy Chan	Director and Chairman	November 6, 2014
Jimmy Chan
/s/ Waylan Haung	Director	November 6, 2014
Waylan Haung