Form 10-Q
period 2013-09-30
Sugarmade, Inc.
filed 2015-05-20
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-23446

SUGARMADE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3008888
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

167 N. Sunset Avenue City of Industry, CA	91744
(Address and of principal executive offices)	(Zip Code)

(626) 961-8619

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 15, 2015 there were 157,586,441 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

PART I : Financial Information

 Item 1

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2013 (Unaudited) and June 30, 2013

	Sept 30,	June 30,
	2013	2013
Assets
Current assets:
Cash	288	159,381
Accounts receivable, net	11,088	42,249
Inventory, net	85,872	159,255
Other current assets	0	20,057

Total current assets	97,249	380,942

Equipment, net	2,809	3,299
Other assets	10,727	4,705

	110,785	388,946

Liabilities and Stockholders' Deficiency

Current liabilities:
Note payable due to bank	25,982	150,000
Accounts payable and accrued liabilities	1,182,431	390,138
Accrued interest	118,771	87,275
Notes payable due to shareholder	186,000	186,000
Accrued compensation and personnel related payables	56,950	527,544
Production line of credit	324,000	274,000
Convertible notes payable, net	525,000	525,000
Derivative liabilities	233,000	326,452

Total liabilities	2,652,134	2,466,409

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued
and outstanding)	0	0
Common stock ($0.001 par value, 300,000,000 shares authorized, 10,538,526
shares issued and outstanding; 10,288,526 at June 30, 2012)	10,539	10,539
Additional paid-in capital	8,322,405	8,317,406
Accumulated deficit	(10,874,292)	(10,405,408)

Total stockholders' deficiency	(2,541,348)	(2,077,463)

	110,785	388,946

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Operations
For the three months ended September 30, 2013 and 2012

	For the three months ended
	September 30, 2013	September 30, 2012

Revenues, net	$47,402	$48,207

Cost of goods sold:
Materials and freight costs	73,471	47,671

Total cost of goods sold	73,471	47,671

Gross margin	(26,069)	536

Operating expenses:

Selling, general and administrative expenses	503,762	621,117

Total operating expenses	503,762	621,117

Loss from operations	(529,831)	(620,581)

Non-operating income (expense):
Interest expense:	(32,556)	(7,870)
Interest income:	50	133
Change in fair value of derivative liabilities	93,452	—

Total non-operating income (expense)	60,946	(7,737)

Net loss	$(468,884)	$(628,318)

Basic and diluted net loss per share	$(0.04)	$(0.06)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	10,538,526	10,402,656

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Quarters ended September 30, 2013 and 2012

	2013	2012

Operating activities:
Net loss	$(468,884)	$(628,318)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	490	490
Share based compensation	—	55,308
Issuance of common stock for services	—	93,745
Issuance of warrants with convertible notes	—	38,758
Allowance for doubtful accounts	41,187	—
Provision for inventory obsolescence	39,306
Changes in fair value of derivative liability	(93,452)
Changes in operating assets and liabilities:
Accounts receivable	(10,027)	16,555
Inventory	34,077	4,160
Other assets	14,035	(6,951)
Accounts payable and accrued liabilities	470,890	58,811
Accrued interest	31,496	—
Accrued compensation and personnel related payables	(144,192)	121,858

Net cash flows used in operating activities	(85,075)	(245,584)

Investing activities:
Additions to equipment	—	—

Net cash flows used in investing activities	—	—

Financing activities:
Payment of bank note	(124,018)
Proceeds from issuance of convertible notes payable	—	183,586
Proceeds from issuance of convertible notes payable to related parties	—	22,211
Proceeds from increase of production line of credit	50,000	—
Issuance of notes payable to shareholders	—	36,384

Net cash flows from financing activities	(74,018)	242,181

Net change in cash	(159,093)	(3,403)

Cash, beginning of period	159,381	192,100

Cash, end of period	$288	$188,697

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,556	$7,870
Income taxes	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

1. Nature of Business

We are a distributor of paper products that are derived from non-wood sources. Our third party contract manufacturer uses agricultural residuals, namely bagasse (derived from sugar cane) and bamboo, as opposed to wood products, significantly reducing the manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. We offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals.

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, which does business as CarryOutSupplies.com.

Effective October 26, 2014, the Board of Directors of the Company executed the final Acquisition and Share Exchange Agreement (the “Share Exchange Agreement”) ratifying the Pending Acquisition. Under the terms of the Share Exchange Agreement the Company will issue Thirty Five Million (35,000,000) common shares of the Company to the holders of CarryOutSupplies.com in exchange for all of the outstanding shares in CarryOutSupplies.com. The number of Company shares exchanged shall be modified to Forty Million (40,000,000) shares Thirty (30) days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the three (3) month period ending June 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending June 30, 2013. The number of shares exchanged shall be modified to Seventy One Million (71,000,000) Seventy Five (75) days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the three (3) month period ending September 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending September 30, 2013. As of the date of this filing, all of the 71,000,000 shares had been issued to the owners of CarryOutSupplies.com.

CarryOutSupplies.com is a producer and wholesaler of custom printed and generic takeout supplies. CarryOutSupplies.com, which services more than 3,000 takeout establishments, restaurants and other food service operators, is headquartered in City of Industry, California, with two additional warehouse locations in Southern California.

2. Summary of Significant Accounting Policies

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

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

These interim consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2013. The interim results for the period ended September 30, 2013, are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiary, Sugarmade-CA. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the three months ended September 30, 2013 and for the year ended June 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Management is endeavoring to increase revenue-generating operations. While priority is on generating cash from operations through the sale of the Company’s products, management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity and/or debt securities, which may not be available on commercially reasonable terms to our Company, or which may not be available at all. If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and our operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us and/or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the current holders of our common stock.

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

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 605, Revenue Recognition. Revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered. This generally occurs upon shipment of the merchandise, which is when legal transfer of title occurs. In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met. We currently have a consignment arrangement with two of our customers. We record revenue on consignment goods when the consigned goods are sold by the consignee and all other above mentioned revenue recognition criteria have been satisfied. Cash deposits received in connection with the sales of our products prior to their being delivered or acceptance if applicable is recorded as deferred revenue.

During the year ended June 30, 2012, we became aware of quality issues surrounding our copy paper products. We were able to trace the reported problems with paper quality back to manufacturing issues with our third party contract manufacturer. Our Company has since implemented additional quality assurance procedures both during and at the completion of the production processes. During the three months ended September 30, 2013, the Company had limited sales as we continued producing and delivering replacement product, in addition to disposing of the product containing the quality issues. For the three months ended September 30, 2013, we sold the remaining sub-quality paper to a third party wholesaler specializing in the liquidation of excess inventory. This sale represented approximately 18% of our revenue for the quarter. As we had recorded an inventory reserve for this product, we recognized revenue with no corresponding cost of goods sold.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our allowance for doubtful accounts will be adequate.

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market. We value our inventory using the weighted average costing method. Our Company's policy is to include as a part of inventory any freight incurred to ship the product from our contract manufactures to our warehouses. Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative expenses. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. In the end of 2012, the Company became aware of quality issues surrounding its copy paper products. As a result of these quality issues, we determined that the historical inventory values were not realizable and we recorded a reserve for inventory obsolescence. We completed our review of impacted inventory during the second quarter of fiscal 2013, and recorded additional reserves at that time. During the fiscal year ended June 30, 2013, we continued to dispose of reserved inventory either through sales to a third party liquidator or where it was impractical to sell the inventory; we donated the product to third party charitable organizations. As of September 30, 2013 and June 30, 2013, the balance for the inventory totaled $85,872 and $159,255, respectively.

Equipment

The Company owned equipment valued at $2,809 of September 30, 2013 and $3,299 as of June 30, 2013.

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

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of September 30, 2013.

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

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Refer to note 9 for details.

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

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments is ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide elated footnote disclosures. The amendments in this standard are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We are evaluating the effect, if any; adoption of ASU No. 2014-15 will have on our consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in ASU 2014-16 clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The amendments in this standard are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are evaluating the effect, if any; adoption of ASU No. 2014-16 will have on our consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in ASU 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendment in this standard is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. We are evaluating the effect, if any; adoption of ASU No. 2014-17 will have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in ASY 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendment in this standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are evaluating the effect, if any, adoption of ASU No. 2015-02 will have on our consolidated financial statements.

3. Concentration

Customers

For the three months ended September 30, 2013, our Company earned net revenues of $47,402. A significant portion of our Company's revenue is derived from a small number of customers. For the three months ended September 30, 2013, sales to 2 of our Company’s customers accounted for 75% and 10% of net sales, respectively. For the three months ended September 30, 2012, sales to one of our Company’s customers accounted for 100% of net sales.

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

Suppliers

For the three months ended September 30, 2013 and 2012, all of our tree free paper products were purchased from Sugar Paper Company (SCPC) and their contract manufacturers, Our CEO Leung is a major shareholder of SCPC.

4. Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of September 30, 2013, there were no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceeding:

As of the date of this filing, the Company is a plaintiff, in Contra Costa County, California, in a suit alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Pinto is the Company’s former Chairman of the board of directors. The Company plans to actively pursue this case. During November of 2014, the Company received notice that a cross complaint had been filed against the Company. The complaint alleges the parties were induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit. The Company plans to vigorously defend against such claims. No changes have occurred as of the filing date of this report.

On May 24, 2014, the Labor Commissioner, State of California issued an Order, Decision or Award of the Labor Commissioner against the Company in the amount of $56,365 The Company is in the process of settling this claim and believes any amount of settlement paid would not be likely to have a material adverse effect on our financial position, results of operations or cash flows. On June 30, 2014 the Company entered into a settlement agreement, which was effective October 28, 2014, to resolve a judgment against the Company via the issuance of 502,533, and restricted shares a $30,000 cash payment. No changes have occurred as of the filing date of this report.

On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company, Lovitt & Hannan, Inc. Salary Deferral Plan FBO J. Thomas Hannan, Attorney at Law 401K Plan and Trust, and Kevin M. Kearney. The Company’s former CEO, Scott Lantz, was also named in the suit. The complaint alleges Hannan was induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit. The Company plans to vigorously defend against such claims. No changes have occurred as of the filing date of this report.

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

5. Board of Directors

On September 18, 2013, Leung who is our CEO and a Director, agreed to a compensation package for CEO services for 2,500,000 common shares. Sugarcane Paper Company, for which Leung is a major shareholder, agreed on September 18, 2013 to convert $284,000 of outstanding debt and then outstanding interest to 2,840,000 common shares. On this same date, Sugarcane Paper Company also agreed to cancel the Company’s production credit line resulting in a zero balance on this credit line in exchange for the issuance of 2,840,000 common shares to Sugarcane Paper Company. Sugarcane Company also agreed to convert $143,740 of outstanding debt in exchange for 900,000 common shares

On September 18, 2013, our Board approved the issuance of 1,057,534 common shares to our CEO, Leung, pursuant to a settlement agreement dated September 20, 2013, allowing for the conversion of the $100,000 promissory note balance and $5,753.43 interest due at a rate of $0.10 per share. Leung is also a Director of the Company. On this date, Sugarcane Paper Company and Leung also agreed to accept 1,057,534 common shares for the conversion of a promissory note with an outstanding balance of $105,753.

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

On November 30, 2012, our Company issued a convertible promissory note in the amount of $100,000 to Jonathan Leong, one of our directors, as part of a financing involving eleven accredited investors. The convertible promissory note must be repaid by our Company within 9 months from the date of issuance; accrues interest at the rate of 14%; and is convertible at the election of the note holder at such time as our Company has raised a minimum of $500,000 in equity in a subsequent equity financing, at the conversion price which is the lower of 80% of the per share purchase price paid for the securities by the investors in the subsequent financing, or $.50 per share. Unless this promissory note is converted or repaid earlier, our Company must pay the note holder the amount of the then accrued interest on the three month anniversary, nine month anniversary, and nine month anniversary of the issue date. In connection with the issuance of the promissory notes, Mr. Leong received two-year warrants to purchase 15,000 shares of common stock at $.50 per share, and two-year warrants to purchase 25,000 shares of common stock at $.01 per share. Mr. Leong converted the promissory note and cancelled the warrants on September 18, 2013.

On September 18, 2013, our Board approved the modification of the Convertible Promissory Note dated November 27, 2012 held in the name of Leong to allow for conversion of the outstanding principal and interest due at a rate of Ten US Cents ($0.10) per share. Leong is a Director and Secretary of the Company. Leong, agreed such conversion of converting a convertible note for $100,000 into 1,113,918 common shares.

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

6. Convertible Notes (also see Note 9)

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

In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 78,750 shares of common stock at $0.50 per share, and two-year warrants purchasing up to a total of 131,250 shares of common stock at $0.01 per share. For purposes of accounting for the detachable warrants issued in connection with the convertible notes, the fair value of the warrants was estimated using the Black-Scholes-Merton option pricing formula. The value of all warrants granted at the date of issuance totaled $508,413 and was recorded as a discount to the notes payable. The amount will be amortized over the nine month term of the respective convertible note as additional interest expense.

On various dates during June 2014 and July 2014 the Company and holders of certain convertible notes agreed to cancel warrants to purchase common shares in the Company and to extend the due dates on the Notes to July 1, 2016. $0.50 warrants and “Bonus Warrants” priced at $0.01, as defined in the original Convertible Note Purchase Agreements we cancelled pertaining to the Note and warrants acquired on the following dates for the following Convertible Notes and amounts. In total, 60,000 warrants at $0.50 and 60,000 “Bonus Warrants at $0.01 were cancelled.

•	Note dated August 17, 2012 for $25,000
•	Note dated August 24, 2012 for $25,000
•	Note dated September 9, 2012 for $40,000
•	Note dated September 13, 2012 for $50,000
•	Note dated October 5, 2012 for $10,000
•	Note dated October 25, 2012 for $25,000
•	Note dated December 21, 2012 for $100,000
•	Note dated January 31, 2013 for $25,000
•	Note dated November 27, 2012 for $100,000

7. Note Payable to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). This borrowing facility is renewed annually and our Company is required to maintain a separate demand deposit account with HSBC with a minimum balance equal to the outstanding borrowing. In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of September 30, 2013, the loan was paid down to $24,000.

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

8. Production Line of Credit

As part of our agreement with SCPC for a production line of credit, SCPC has provided our Company with access to a portion of the overall credit line to allow us to purchase product for inventory purposes, without the need for customer purchase orders as a requirement to order product from its contract manufacturer. This portion production line of credit will initially be set at $300,000, bear interest at 5% interest per quarter and a 4% usage charge, and require payment 30 days after receipt of funds from our customer. The same repayment terms will remain in effect. As of September 30, 2013, the balance on the credit line totaled $324,000.

9. Derivative Liabilities

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

In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 78,750 shares of common stock at $0.50 per share, and two-year warrants to purchase up to a total of 131,250 shares of common stock at $0.01 per share. For purposes of accounting for the detachable warrants issued in connection with the convertible notes, the fair value of the warrants was estimated using the Black-Scholes-Merton option pricing formula. The value of all warrants granted at the date of issuance totaled $508,413 and was recorded as a discount to the notes payable. The amount will be amortized over the nine-month term of the respective convertible note as additional interest expense. The Company recognized the conversion feature, the $0.01 warrant to purchase common stock and $0.50 warrant to purchase common stock were derivative liabilities.

As of September 30, 2013, the derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. The Company recorded $93,452 income from changes in derivative liability during the three months ended September 30, 2013. The results of year--end valuation were summarized as follows:

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

Grant Date	Derivative Liabilities	Dividend Yield	Expected Volatility	Risk Free Rate	Expected Term	Fair Value as of June 30, 2014
8/17/2012	Conversion Feature	0%	191%	0.19%	0.38	7,000
	$0.01 Warrant	0%	191%	0.19%	0.88	2,000
	$0.50 Warrant	0%	191%	0.19%	0.88	0
8/24/2012	Conversion Feature	0%	181%	0.18%	0.40	7,000
	$0.01 Warrant	0%	181%	0.18%	0.90	2,000
	$0.50 Warrant	0%	181%	0.18%	0.90	1,000
9/9/2012	Conversion Feature	0%	170%	0.17%	0.44	10,000
	$0.01 Warrant	0%	170%	0.17%	0.94	6,000
	$0.50 Warrant	0%	170%	0.17%	0.94	2,000
9/13/2012	Conversion Feature	0%	170%	0.16%	0.45	13,000
	$0.01 Warrant	0%	170%	0.16%	0.88	4,000
	$0.50 Warrant	0%	170%	0.16%	0.88	1,000
9/18/2012	Conversion Feature	0%	168%	0.18%	0.46	6,000
	$0.01 Warrant	0%	168%	0.18%	0.97	2,000
	$0.50 Warrant	0%	168%	0.18%	0.97	0
9/18/2012	Conversion Feature	0%	168%	0.18%	0.46	6,000
	$0.01 Warrant	0%	168%	0.18%	0.97	2,000
	$0.50 Warrant	0%	168%	0.18%	0.97	0
9/18/2012	Conversion Feature	0%	168%	0.18%	0.46	6,000
	$0.01 Warrant	0%	168%	0.18%	0.97	2,000
	$0.50 Warrant	0%	168%	0.18%	0.97	0
9/27/2012	Conversion Feature	0%	162%	0.16%	0.49	6,000
	$0.01 Warrant	0%	162%	0.16%	0.99	3,000
	$0.50 Warrant	0%	162%	0.16%	0.99	1,000
10/5/2012	Conversion Feature	0%	162%	0.17%	0.51	2,000
	$0.01 Warrant	0%	162%	0.17%	1.01	1,000
	$0.50 Warrant	0%	162%	0.17%	1.01	0
10/25/2012	Conversion Feature	0%	162%	0.18%	0.57	7,000
	$0.01 Warrant	0%	162%	0.18%	1.07	4,000
	$0.50 Warrant	0%	162%	0.18%	1.07	1,000
7/31/2012	Conversion Feature	0%	192%	0.14%	0.84	11,000
	$0.01 Warrant	0%	192%	0.14%	1.08	5,000
	$0.50 Warrant	0%	192%	0.14%	1.08	2,000
10/31/2012	Conversion Feature	0%	192%	0.17%	0.84	11,000
	$0.01 Warrant	0%	192%	0.17%	0.04	5,000
	$0.50 Warrant	0%	192%	0.17%	0.04	1,000
11/27/2012	Conversion Feature	0%	129%	0.17%	0.65	24,000
	$0.01 Warrant	0%	129%	0.17%	1.16	7,000
	$0.50 Warrant	0%	129%	0.17%	1.16	1,000
12/21/2012	Conversion Feature	0%	114%	0.19%	0.72	22,000
	$0.01 Warrant	0%	114%	0.19%	1.22	18,000
	$0.50 Warrant	0%	114%	0.19%	1.22	6,000
8/23/2016	$0.50 Warrant	0%	114%	0.00%	2.90	16,000
						233,000

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

As of June 30, 2013, the derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. The results of year--end valuation were summarized as follows:

Grant Date	Derivative Liabilities	Dividend Yield	Expected Volatility	Risk Free Rate	Expected Term	Fair Value as of 06/30/13
8/17/2012	Conversion Feature	0%	88%	0.15%	0.88	$12,500
	$0.01 Warrant	0%	232%	0.15%	1.13	2,313
	$0.50 Warrant	0%	232%	0.15%	1.13	1,088
8/24/2012	Conversion Feature	0%	65%	0.15%	0.65	7,000
	$0.01 Warrant	0%	251%	0.15%	1.15	2,313
	$0.50 Warrant	0%	251%	0.15%	1.15	1,125
9/9/2012	Conversion Feature	0%	94%	0.15%	0.94	20,000
	$0.01 Warrant	0%	248%	0.15%	1.19	3,700
	$0.50 Warrant	0%	248%	0.15%	1.19	1,800
9/13/2012	Conversion Feature	0%	71%	0.15%	0.71	16,000
	$0.01 Warrant	0%	232%	0.15%	1.13	4,625
	$0.50 Warrant	0%	232%	0.15%	1.13	2,175
9/18/2012	Conversion Feature	0%	97%	0.15%	0.97	13,000
	$0.01 Warrant	0%	245%	0.15%	1.22	2,313
	$0.50 Warrant	0%	245%	0.15%	1.22	1,125
9/18/2012	Conversion Feature	0%	97%	0.15%	0.97	13,000
	$0.01 Warrant	0%	245%	0.15%	1.22	2,313
	$0.50 Warrant	0%	245%	0.15%	1.22	1,125
9/18/2012	Conversion Feature	0%	97%	0.15%	0.97	13,000
	$0.01 Warrant	0%	245%	0.15%	1.22	2,313
	$0.50 Warrant	0%	245%	0.15%	1.22	1,125
9/27/2012	Conversion Feature	0%	121%	0.15%	1.21	15,000
	$0.01 Warrant	0%	244%	0.15%	1.24	2,313
	$0.50 Warrant	0%	244%	0.15%	1.24	1,125
10/5/2012	Conversion Feature	0%	85%	0.15%	0.85	4,600
	$0.01 Warrant	0%	243%	0.15%	1.27	925
	$0.50 Warrant	0%	243%	0.15%	1.27	465
10/25/2012	Conversion Feature	0%	90%	0.15%	0.90	12,500
	$0.01 Warrant	0%	245%	0.15%	1.32	2,313
	$0.50 Warrant	0%	245%	0.15%	1.32	1,163
10/31/2012	Conversion Feature	0%	84%	0.15%	0.84	11,500
	$0.01 Warrant	0%	244%	0.15%	1.34	2,313
	$0.50 Warrant	0%	244%	0.15%	1.34	1,163
11/27/2012	Conversion Feature	0%	91%	0.15%	0.91	50,000
	$0.01 Warrant	0%	240%	0.15%	1.41	9,250
	$0.50 Warrant	0%	240%	0.15%	1.41	4,650
12/21/2012	Conversion Feature	0%	98%	0.15%	0.98	52,000
	$0.01 Warrant	0%	237%	0.15%	1.48	9,250
	$0.50 Warrant	0%	237%	0.15%	1.48	4,650
1/31/2013	Conversion Feature	0%	108%	0.15%	1.08	14,000
	$0.01 Warrant	0%	224%	0.15%	1.08	2,313
	$0.50 Warrant	0%	224%	0.15%	1.08	1,013
					Total fair value	$ 326,452

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

10. Related Party Transactions

During the fourth quarter of Fiscal 2013, we advanced a series of small loans to DPG to act as advances to the DPG for assistance in their sales efforts for us. The total of these advances amounted to $10,500 and remained outstanding as of September 30, 2013.

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

On April 22, 2013, our Company issued a promissory note in the amount of $100,000 to Tat Auyeung, for long term financing. The note has a term of 2 years and bears interest at a rate of 14% per annum, with 5% payable in cash and the remaining 9% per annum payable in stock at the conversion rate of $0.7 per share. On September 20, 2013, an agreement was made in which the principal balance of $100,000 and interest in the amount of $5,753.43 will both be settled by the issuance of shares.

On February 22, 2013, our Company issued two promissory notes each in the amount of $25,000 to Sandy Salzberg, one of our past Directors, and Joseph Abrams for short term financing. The note has a term of 30 days and bears interest at a rate of 25% per annum. As of September 30, 2013, the notes remained outstanding and had accrued interest totaling $7,569.

11. Stock Based Compensation

Stock options

As of September 30, 2013, we had a total of 1,245,962 incentive and nonqualified stock options granted and outstanding under the Plan. All of our outstanding options have terms of between five and ten years. During the year ended June 30, 2014 and 2013, we recognized share based compensation expense totaling $0 and $149,692, respectively, related to stock options granted through that date.

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were used for the calculations of the options.

Expected Term	4.96 years
Weighted average volatility	121.93%
Forfeiture rate	20.00%
Risk-free interest rate	2.02%
Expected dividend rate	0

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

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

The following is required disclosure in connection with stock options and warrants (which resulted in share based compensation charges) as of September 30, 2013: 1) weighted average exercise price - $0.81; 2) weighted average remaining contractual term vested and outstanding options 74 months, respectively; 3) aggregate intrinsic value of outstanding and exercisable options and warrants - $0.00 and $0.00, respectively; 4) weighted average grant date fair value of options and warrants granted - $1.14 per share; and 5) weighted average fair value of options and warrants vested - $1.48 per share.

The exercise prices for options and warrants granted and outstanding which resulted in stock based compensation charges was as follows:

Exercise Price Range	Number of options or warrants
$0.25 - $0.50	100,000
$0.51 – $0.75	1,297,000
$0.76 - $1.00	-
$1.01 - $1.25	624,000
$1.26 - $2.00	32,500
$2.01 - $3.00	-
$3.01 - $4.00	1,462
$4.01 above	-
2,054,962

A summary of the status of our non-vested options and warrants as of September 30, 2013 and June 30, 2013 and changes during the year then ended is as follows:

Non-vested outstanding, June 30, 2012	624,173
Granted	152,000
Vested	(420,518)
Cancelled	0
Non-vested outstanding, June 30, 2013	355,655
Granted	0
Vested	(3,125)
Cancelled	(317,529)
Non-vested outstanding, September 30, 2013	35,000

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

Common shares reserved for future issuance

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2013:

Stock based compensation:
Stock options outstanding	60,000
Stock warrants outstanding	0
Common shares to be issued under conversion feature	1,050,000
Common shares to be issued under $0.01 warrants	131,250
Common shares to be issued under $0.50 warrants	65,000

Total common shares reserved for future issuance	1,306,250

12. Income Taxes

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

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2013 and June 30, 2013. All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

Net deferred tax assets consist of the following components as of:

	September 30,	June 30,
	2013	2013
Deferred tax assets:
NOL carryover	$10,874,292	$10,405,408
Valuation allowance	(10,874,292)	(10,405,408)
Net deferred tax asset	$—	$—

At September 30, 2013, the Company had net operating loss carry forwards of approximately $10 million that may be offset against future taxable income through 2024. No tax benefit has been reported in the June 30, 2013 and 2012 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740.

13. Commitments and Contingencies

As of September 30, 2013, our Company leased its corporate office located at 2280 Lincoln Avenue, Suite 200, San Jose CA 95125 under a lease with a term beginning on February 1, 2011 and extending through April 2014.  Rent expense amounted to $46,816 for the year ended June 30, 2013.  Future annual lease amounts due under our lease agreement for our fiscal year ended September 30, 2014 total: $40,000. Of the date of this filing, this obligation has been satisfied.

14. Issuance of Common Stock for Services

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

On July 2, 2013, the Company granted 1,057,000 shares of common stock to a consultant for business restructure and investment relation services for a period of six months. The fair value of 1,057,000 shares were $401,660 on the grand date.

15. Subsequent Events

On various dates during June 2014 and July 2014 the Company and holders of certain convertible notes, the dates for which are outlined below, agreed to 1) cancel $0.50 warrants and retained the $0.01 warrant, as defined in the original Convertible Note Purchase Agreements warrants to purchase common shares in the Company, 2) extend the due dates on the Notes to July 1, 2016, and 3) reduce the interest on the notes to 10% from 14%. In total, 300,000 warrants at $0.50 were cancelled.  The original dates for the notes and the amounts of the notes affected by these agreements are listed below.  Notes dated otherwise retained the original terms.

•	Note dated August 16, 2012 for $25,000 Note dated August 24, 2012 for $25,000
•	Note dated September 8, 2012 for $40,000
•	Note dated September 12, 2012 for $50,000 Note dated September 18, 2012 for $25,000
•	Note dated October 5, 2012 for $10,000
•	Note dated October 24, 2012 for $25,000
•	Note dated December 21, 2012 for $100,000
•	Note dated July 31, 2012 for $25,000

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

On July 17, 2014, the Company sold 4,500,000 shares of restricted common stock to an accredited investor for $50,000 pursuant to an exemption from registration relying on Section 4(2) and Rule 506 of Regulation D, under the Securities Act of 1933, as amended. The purchasing entity was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is currently employed as an independent consultant.

On July 14, 2014, the Company sold 450,000 shares of restricted common stock to an accredited investor for $5,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On July 17, 2014, the Company sold 1,250,000 shares of restricted common stock to an accredited investor for $25,000 pursuant to an exemption from registration relying on Section 4(2) and Rule 506 of Regulation D, under the Securities Act of 1933, as amended.

On July 18, 2014, the Company sold 1,250,000 shares of restricted common stock to an accredited investor for $25,000 pursuant to an exemption from registration relying on Section 4(2) and Rule 506 of Regulation D, under the Securities Act of 1933, as amended.

On July 23, 2014, the Company entered to an agreement with a debtor settling a debt of $65,000 in exchange for 520,000 restricted common shares and a cash payment of $39,000.

August 7, 2014, the Company sold 5,000,000 shares of restricted common stock to an accredited investor for $135,000 pursuant to an exemption from registration relying on Section 4(2) and Rule 506 of Regulation D, under the Securities Act of 1933, as amended.

August 7, 2014, the Company sold 900,000 shares of restricted common stock to an accredited investor for $10,000 pursuant to an exemption from registration relying on Section 4(2) and Rule 506 of Regulation D, under the Securities Act of 1933, as amended.

On August 12, 2014, the Company approved the conversion of $350,000 of short-term debt into 15,277,778 common shares. The holder of the debt was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is currently employed as an independent consultant.

On August 12, 2014, the Company approved the conversion of $200,000 of short-term debt into 10,000,000 common shares. The shares were issued to Weihao LLC on December 19, 2014.

On August 12, 2014, the Company approved the conversion of $275,000 of short-term debt into 15,277,778 common shares. The holder of the debt was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is currently employed as an independent consultant.

On September 12, 2014, the Company approved the conversion of $75,000 of short-term debt into 4,166,666 common shares. The holder of the debt was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is currently employed as an independent consultant.

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

On October 28, 2014, the Company resolved debts related to former employees and/or contractors through the issuance of 4,239,368 restricted common shares. Shares were issued December 19, 2014.

On December 23, 2014, the Board approved the issuance of 2,696,494 options to purchase common shares at $0.001. The options have expiration date of December 31, 2016 and were awarded to non-executive employees, as part of employee retention plan.

On December 23, 2014, the Board approved the issuance of 5,500,000 shares with option price @ $0.001 with an expiration date of December 31, 2016, to executives as part of the plan of retaining experienced talents.

On December 31, 2014 the Company resolved a debt of $41,629 through the issuance of 1,040,731 shares of common stock, pursuant to the terms of a promissory note dated July 11, 2012 where the creditor provided $36,000 of financing to the Company.

On December 14, 2014, the Company resolved a debt of $30,000 with the issuance of 1,000,000 restricted common shares.

On February 20, 2015, the Company sold 1,000,000 shares of restricted common stock to an accredited investor for $20,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On April 1, 2015, the Company completed a series of transactions and amended its Articles of Incorporation creating a series of preferred stock of 10,000,000 shares, which shall be designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Series B will not be eligible for dividends. Five years from the date of issue (the "Conversion Date"), assuming the Series B investor is approved for l-526 under the U.S Government’s EB-5 Investment Program, each Preferred Share will automatically convert into that number of Common Shares having a "fair market value" of the Initial Investment plus a five (5) percent annualized return on Initial Investment. Fair market value will be determined by averaging the closing sale price of a Common Share for the 40 trading days immediately preceding the date of conversion on the U.S. stock exchange on which Common Shares are publicly traded.

On April 9, 2015, the Company completed a series of transactions receiving proceeds of $1,500,000 for sales of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The offering was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. The funds received were used for general working capital purposes and to accelerate order deliveries to customers.

On April 14, 2015, the Company notified its transfer agents that 6,446,000 shares had been repurchased and will be retired to treasury. The transactions, which were effective January 11, 2015, called for the Company to repurchase the 6,446,000 shares for a price of $20,000, which was paid to the holder.

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, which does business as CarryOutSupplies.com (“CarryOut”).

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

Effective October 28, 2014, the Board of Directors of the Company executed the final Acquisition and Share Exchange Agreement (the “Share Exchange Agreement”) ratifying the Pending Acquisition. Under the terms of the Share Exchange Agreement the Company will issue Thirty Five Million (35,000,000) common shares of the Company to the holders of CarryOutSupplies.com in exchange for all of the outstanding shares in CarryOutSupplies.com. The number of Company shares exchanged shall be modified to Forty Million (40,000,000) shares Thirty (30) days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the three (3) month period ending June 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending June 30, 2013. The number of shares exchanged shall be modified to Seventy One Million (71,000,000) Seventy Five (75) days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the three (3) month period ending September 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending September 30, 2013. As of the date of this filing all of the 71,000,000 shares had been issued to the owners of CarryOutSupplies.com. The fair value of 71,000,000 shares was $7,810,000 on October 28, 2014.

CarryOutSupplies.com is a producer and wholesaler of custom printed and generic takeout supplies. CarryOutSupplies.com, which services more than 3,000 takeout establishments, restaurants and other food service operators, is headquartered at 167 N Sunset Ave, City of Industry, CA 91744, with two additional warehouse locations in Southern California. With the this merger behind the Company now, we are in the process of rolling out three new verticals under the corporate umbrella; state side manufacturing and printing, ad support products, and online restaurant supplies catalogue. All of which is leveraging the strength of Sugarmade’s core business.

The acquisition was accounted as a business combination in accordance with ASC Topic 805 “Business Combination.” The fair values of the assets acquired and liabilities assumed at acquisition closing date were used for the purpose of purchase price allocation. The acquisition closing date was October 28, 2014, since there were no material transactions from October 28, 2014 to October 31, 2014, and for convenience of reporting the acquisition for accounting purposes, October 31, 2014 has been designated as the acquisition date.  Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition with the excess recorded as goodwill.  Goodwill represents the synergies expected from SWC Group’s business with the Company’s existing operations.  Goodwill is expected to be deductible for tax purposes over a period of 15 years. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, and is a preliminary purchase price allocation based on unaudited financial statements of CarryOut:

Cash	$39,925
Accounts receivable	452,112
Inventory	1,008,252
Other current assets	44,052
Loan receivables	302,521
Fixed assets	211,694
Security deposit	33,281
Goodwill	8,912,679
Accounts payable	(1,489,757)
Credit card payable	(438,972)
Loans payable	(443,584)
Other payables	(362,203)
Long term notes payables	(460,000)
Purchase price	$7,810,000

Sugarmade, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited) and June 30, 2013

The following unaudited pro forma consolidated results of operations of the Company and SWC Group for the three months ended September 30, 2013 and 2012, presents the operations of the Company and SEC Group as if the acquisition of SWC Group occurred on July 1, 2013 and 2012, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For Three Months ended September 30,
	2013	2012
	(Unaudited)
Net sales	$3,210,117	$3,541,427

Net income	$(515,847)	$(60,475)

Basic and diluted weighted average shares outstanding	81,538,526	81,402,656

Basic and diluted net earnings per share	$(0.01)	$(0.00)

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

We are a distributor of paper products that are derived from non-wood sources. Our third party contract manufacturer uses agricultural residuals, namely bagasse (derived from sugar cane) and bamboo, as opposed to wood products, significantly reducing the manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products.

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, which does business as CarryOutSupplies.com.

Effective October 26, 2014, the Board of Directors of the Company executed the final Acquisition and Share Exchange Agreement (the “Share Exchange Agreement”) ratifying the Pending Acquisition. Under the terms of the Share Exchange Agreement the Company will issue Thirty Five Million (35,000,000) common shares of the Company to the holders of CarryOutSupplies.com in exchange for all of the outstanding shares in CarryOutSupplies.com. The number of Company shares exchanged shall be modified to Forty Million (40,000,000) shares Thirty (30) days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the three (3) month period ending June 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending June 30, 2013. The number of shares exchanged shall be modified to Seventy One Million (71,000,000) Seventy Five (75) days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the three (3) month period ending September 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending September 30, 2013. As of the date of this filing all of the 71,000,000 shares had been issued to the owners of CarryOutSupplies.com.

CarryOutSupplies.com is a producer and wholesaler of custom printed and generic takeout supplies. CarryOutSupplies.com, which services more than 3,000 takeout establishments, restaurants and other food service operators, is headquartered at 167 N Sunset Ave, City of Industry, CA 91744, with two additional warehouse locations in Southern California.

With the this merger behind the Company now, we are in the process of rolling out three new verticals under the corporate umbrella; state side manufacturing and printing, ad support products, and online restaurant supplies catalogue. All of which is leveraging the strength of Sugarmade’s core business.

Stateside Manufacturing and Printing

We want to go back to the roots of our initial success and cater to the industry's underserviced, independent small restaurants in the United States by offering small order custom printing and packaging for takeout supplies. These small businesses feel custom printing and branding is out of reach and have been overlooked by the major players in the industry. This untapped market is prime for the taking with over 340,000 establishments throughout the US. By bringing custom printing state side, we are able to be more nimble; reducing turnaround time and accommodating for smaller quantity orders, which is ideal for smaller businesses. At the same time, this dramatically reduces our ocean freight costs and margins on these smaller orders will be much higher than its overseas custom printing operation. We will work with these businesses and grow with them to new heights.

Advertising Supported Products

We are not just competing on prices but are innovating beyond to beat out our competitors. You cannot beat FREE and that is what we will be offering our products for to our eligible business customers. We are in an industry that services a demographic that is very attractive to any advertiser. Our products are seen and used by a demographic with high disposable income and our top product, the yogurt cups, services the most sought after demographic of all; mothers with kids ages 6-14.

We will reach out to brands that best resonate with our customers best and present them an opportunity to sponsor our products and print their campaigns/ads on them. The revenue from the campaign will offset costs associated with their production and sale. These savings will be passed on to our customers. There is a substantial markup on these ad support products. Our network of eligible clients will receive free takeout products to use during the campaign period.

Online Restaurant Supply Store

We have already established relationships with over 2,500 takeout establishments, restaurants and other food service operators in the United States. We see an opportunity to not limit our services to just custom printed take-out supplies but to expand our services and offerings beyond of that. We plan to start another online website to give our customers a one stop shop to help them run their business. It will be a premier website where customers can find all items unique to their industry. The online restaurant supply store will offer over 9,000 SKU's of restaurant equipment and supplies ranging from heavy duty commercial stoves to cleaning supplies. This will continue our path to servicing the underserviced.

Investment in Food Service Industry Technology

We will invest in upgrading our technology as well as developing our own in house technology that will bring disruption to an otherwise unchanged industry. We will build mobile applications for our customers so that we can improve the existing experience and create better efficiency. This includes building apps that will allow customers to create custom printed products on their phone and track statuses of their order and allow them to re-order on their mobile phone.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Sugarmade-CA. Our Company purchased Sugarmade-CA on May 9, 2011. As of September 30, 2013, we had no other operations other than those of Sugarmade-CA. Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2014 and 2013. Certain columns may not add due to rounding.

Three Months ended September 30,
	2013	2012
	$	$
Net Sales	47,402	48,207
Cost of Goods Sold	73,471	47,671
Gross Profit	(26,069)	536
Operating Expenses	503,762	621,117
Loss from Operation	(529,831)	(620,581)
Other Income (Expenses)	60,946	(7,737)
Net Income (Loss)	(468,884)	(628,318)

Revenues

Our Company had revenues totaling $47,402 and $48,207 for the three months ending September 30, 2013 and September 30, 2012, respectively, which was a decrease of approximately 2% on a year over year basis.

Cost of goods sold

Our Company had cost of goods sold totaling $73,741 and $47,671 for the three months ending September 30, 2013 and September 30, 2012, respectively. The increase in cost of goods sold was due to increased inventory purchase price as well as increased reserve on inventory impairment.

Gross margin (loss)

Our Company had gross loss totaling ($26,069) and gross margin of $536 for the three months ending September 30, 2013 and September 30, 2012, respectively, due to reasons explained above.

Selling, general and administrative expenses

Our Company had selling, general and administrative expenses totaling $503,762 and $621,117 for the three months ending September 30, 2013 and September 30, 2012, respectively. The significant decrease was a result of curtailment of most of the Company’s operations pending organization.

Interest expense and interest income

The Company had interest expenses totaling $32,566 and $7,780 for the three months ending September 30, 2013 and September 30, 2012, respectively. Interest income for the same periods totaled $50 and $133, respectively.

Net loss

Net loss totaled $468,884 and $628,318, respectively, for the three month periods end September 30, 2013 and September 2012, respectively. The significant reduction in losses was attributed to the Company ceasing partial operations in order to prepare for restructuring.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of September 30, 2013, our Company had cash totaling $288, current assets totaling $97,249 and total assets of $110,785. We had current and total liabilities totaling $2,652,134. The increase in negative working capital resulted from the increased debt burden the company has incurred. Stockholders’ equity reflected a deficit of $2,541,348.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2013 and 2012:

	2013	2012
Cash (used in) provided by:
Operating activities	(85,075)	(245,584)
Investing activities	—	—
Financing activities	(74,018)	242,181

Net cash used by operating activities was $85,075 for the three months ending September 30, 2013, a decrease of $160,509 from the comparable figure of $245,584 for the three months ending September 30, 2012. The decrease of net cash flows used in operating activities resulted mainly from the curtailment of certain operations we the Company prepared for restructuring.

Net cash provided by financing activities totaled $(74,018) for the three-month period ended September 30, 2013. Net cash provided by financing activities totaled $242,181 for the three-month period ended September 30, 2012.

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

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $2,000,000. We also cannot provide any assurances that we will be able to receive additional funds under our production line of credit.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II : Other Information

ITEM 1 – RISK FACTORS

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

The Company, as of the end of the 2014 fiscal year (June) was at a stage where it requires external capital to continue with its business. It must obtain additional significant capital in the future to continue its operations. There can be no certainty that the Company can obtain these funds.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There we no sales of unregistered securities during the period.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit No.		Description
31.1	(1)	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(1)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(1)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	(1)	XBRL Instance Document

101.SCH*	(1)	XBRL Taxonomy Extension Schema

101.CAL*	(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE*	(1)	XBRL Taxonomy Extension Presentation Linkbase

_____________________________________________________

(1)        Filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

May 20, 2015	By:	/s/ Jimmy Chan
Jimmy Chan CEO, CFO, and Director