Form 10-Q
period 2013-12-31
Sugarmade, Inc.
filed 2015-05-20
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2013

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

FOR THE PERIOD ENDED DECEMBER 31, 2013

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

PART I : Financial Information

 Item 1

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
December 31, 2013 (Unaudited) and June 30, 2013

	Dec 31,	June 30,
	2013	2013
Assets
Current assets:
Cash	(457)	159,381
Accounts receivable, net	11,488	42,249
Inventory, net	73,115	159,255
Other current assets	0	20,057

Total current assets	84,146	380,942

Equipment, net	979	3,299
Other assets	10,727	4,705

	95,853	388,946

Liabilities and Stockholders' Deficiency

Current liabilities:
Note payable due to bank	25,982	150,000
Accounts payable and accrued liabilities	867,534	390,138
Accrued interest	147,977	87,275
Notes payable due to shareholder	186,000	186,000
Accrued compensation and personnel related payables	373,455	527,544
Production line of credit	324,000	274,000
Convertible notes payable, net	525,000	525,000
Derivative liabilities	172,000	326,452

Total liabilities	2,621,948	2,466,409

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued
and outstanding)	0	0
Common stock ($0.001 par value, 300,000,000 shares authorized, 10,538,526
shares issued and outstanding; 10,288,526 at June 30, 2012)	10,539	10,539
Additional paid-in capital	8,322,406	8,317,406
Accumulated deficit	(10,859,039)	(10,405,408)

Total stockholders' deficiency	(2,526,094)	(2,077,463)

	95,853	388,946

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the Three and Six Months ended December 31, 2013 and 2012 (Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenues, net	23,349	65,716	70,751	113,924

Cost of goods sold:
Materials and freight costs	14,085	68,180	87,556	115,852

Total cost of goods sold	14,085	68,180	87,556	115,852

Gross margin	9,264	(2,464)	(16,805)	(1,928)

Operating expenses:
Sales and marketing
Selling, general and administrative expenses	25,684	493,309	529,446	1,114,678

Total operating expenses	25,684	493,309	529,446	1,114,678

Loss from operations	(16,420)	(495,773)	(546,252)	(1,116,606)

Non-operating income (expense):
Interest expense:	(29,326)	(46,569)	(61,882)	(54,439)
Interest income:		132	50
Change in fair value of derivative liabilities	61,000		154,452

Total non-operating income (expense)	31,674	(46,437)	92,620	(54,174)

Net loss	15,254	(542,210)	(453,631)	(1,170,780)

Basic and diluted net loss per share	0.00	(0.05)	(0.04)	(0.11)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	10,538,526	10,470,591	10,538,526	10,470,591

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Quarters ended December 31, 2013 and 2012 (Unaudited)
	For six months ended
	2013	2012

Operating activities:
Net loss	(453,631)	(1,170,780)
Adjustments to reconcile net loss to cash flows from operating activities:	0
Depreciation expense	2,320	980
Share based compensation	0	105,030
Issuance of common stock for services	0	98,545
Issuance of warrants with convertible notes	0	91,706
Allowance for doubtful accounts	41,187
Provision for inventory obsolescence	39,306
Changes in fair value of derivative liability	(154,452)
Changes in operating assets and liabilities:	0
Accounts receivable	(10,427)	173
Inventory	46,834	(93,621)
Other assets	14,035	(1,907)
Accounts payable and accrued liabilities	482,396	21,889
Accrued interest	60,701	25,901
Accrued compensation and personnel related payables	(154,089)	210,637

Net cash flows used in operating activities	(85,820)	(711,447)

Financing activities:
Borrowings from production line of credit		274,300
Payment of bank note	(124,018)
Proceeds from issuance of convertible notes payable		316,402
Proceeds from issuance of convertible notes payable to related parties		113,809
Proceeds from increase of production line of credit	50,000
Issuance of notes payable to shareholders		36,000

Net cash flows from financing activities	(74,018)	740,511

Net change in cash	(159,838)	29,064

Cash, beginning of period	159,381	192,100

Cash, end of period	(457)	221,164

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	121	0
Income taxes	0	0

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited) and June 30, 2013

1. Nature of Business

We are a distributor of paper products that are derived from non-wood sources. Our third party contract manufacturer use of agricultural residuals, namely bagasse (derived from sugar cane) and bamboo, as opposed to wood products, significantly reduces its manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products.

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

CarryOutSupplies.com is a producer and wholesaler of custom printed and generic takeout supplies. CarryOutSupplies.com, which services more than 3,000 takeout establishments, restaurants and other food service operators, is in, City of Industry, California, with two additional warehouse locations in Southern California.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited) and June 30, 2013

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2013. The interim results for the period ended December 31, 2013, are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiary, Sugarmade-CA. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the three months ended December 31, 2013 and for the year ended June 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

December 31, 2013 (Unaudited) and June 30, 2013

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

During the year ended June 30, 2012, we became aware of quality issues surrounding our copy paper products. We were able to trace the reported problems with paper quality back to manufacturing issues with our third party contract manufacturer. Our Company has since implemented additional quality assurance procedures both during and at the completion of the production processes. During the six and three months ended December 31, 2013, our Company had limited sales as we continued producing and delivering replacement product, in addition to disposing of the product containing the quality issues. For the six and three months ended December 31, 2013, we sold the remaining sub-quality paper to a third party wholesaler specializing in the liquidation of excess inventory. This sale represented approximately 18% of our revenue for the quarter. As we had recorded an inventory reserve for this product, we recognized revenue with no corresponding cost of goods sold.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited) and June 30, 2013

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. During the fourth quarter of fiscal 2012, our Company became aware of quality issues surrounding its copy paper products. As a result of these quality issues, we determined that the historical inventory values were not realizable and we recorded a reserve for inventory obsolescence. We completed our review of impacted inventory during the second quarter of fiscal 2013, and recorded additional reserves at that time. During the fiscal year ended June 30, 2013, we continued to dispose of reserved inventory either through sales to a third party liquidator or where it was impractical to sell the inventory, we donated the product to third party charitable organizations. As of December 31, 2013 and June 30, 2013, the balance for the inventory totaled $73,115 and $159,255, respectively.

Equipment

The Company owned equipment valued at $979 as of December 31, 2013 and $3,299 as of June 30, 2013.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of October 2, 2008, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions and generally, we remain subject to Internal Revenue Service examination of our 2013 U.S. federal income tax returns. However, we have certain tax attribute carryforwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2013.

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

December 31, 2013 (Unaudited) and June 30, 2013

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

December 31, 2013 (Unaudited) and June 30, 2013

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited) and June 30, 2013

3. Concentration

Customers

For the six months ended December 31, 2013, our Company earned net revenues of $70,751. A significant portion of our Company's revenue is derived from a small number of customers. For the six months ended December 31, 2013, sales to three of our Company's customers accounted for over 75% of net sales. For the three months ended December 31, 2013, sales to two of our Company’s customers accounted for 86% of the net sales. For the six and three months ended December 31, 2012, sales to three of our Company’s customers accounted for 90% and 83% of net sales, respectively.

Suppliers

For the three and six and three months ended December 31, 2013 and 2012, all of our tree free paper products were purchased from SCPC and their contract manufacturers.

4. Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of December 31, 2013, there were no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceeding.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited) and June 30, 2013

5. Board of Directors

On October 22, 2013, Henry Michon resigned as a director and committee member of the Board of our Company. At the time of Michon’s resignation, he was a board member and a committee member of the Compensation Committee of our Board. We believes that Michon’s resignation was a result of a disagreement with some members of the Board regarding certain board resolutions that were passed at the September 18, 2013 board meeting, which Michon believes were self-interested transactions. We explained to Michon that each of the resolutions was unanimously approved by the disinterested directors of our Company who were present at the board meeting on September 18, 2013, and that the approved transactions remove approximately $591,071 of debt from our balance sheet. Additionally, we believe that Michon’s resignation was also caused by differences of opinion between Michon and other Board members regarding the conduct of the Board, our minimal operations and other transactions not in the ordinary course of our business.

On October 10, 2013, Pinto resigned as the Chairman, Director of our Board and a committee member. At the time of Pinto’s resignation, he was a member of the Spending Committee and the Finance Committee of the Board. Our Board believes that Pinto’s resignation was a result of perceived differences of philosophical opinion between Pinto and some other members of the Board regarding the conduct of the Board, our Company’s minimal operations and other transactions not in the ordinary course of its business. Pinto resigned because these differences could result in a conflict of his interest as a stockholder and his position as a Board member representing our Company.

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

December 31, 2013 (Unaudited) and June 30, 2013

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

7. Note payable to Bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). This borrowing facility is renewed annually and our Company is required to maintain a separate demand deposit account with HSBC with a minimum balance equal to the outstanding borrowing. In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of December 31, 2013, the outstanding balance of the loan was $25,982.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited) and June 30, 2013

8. Production Line of Credit

As part of our agreement with SCPC for a production line of credit, SCPC has provided our Company with access to a portion of the overall credit line to allow us to purchase product for inventory purposes, without the need for customer purchase orders as a requirement to order product from its contract manufacturer. This portion production line of credit will initially be set at $300,000, bear interest at 5% interest per quarter and a 4% usage charge, and require payment 30 days after receipt of funds from our customer. The same repayment terms will remain in effect. As of December 31, 2013, the balance on the credit line totaled $324,000.

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

As of December 31, 2013, the derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. The Company recorded $154,452 income from changes in derivative liability during the six months ended September 30, 2013. The results of year--end valuation were summarized as follows:

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited) and June 30, 2013

Grant Date	Derivative Liabilities	Dividend Yield Term	Expected Volatility	Risk Free Rate	Expected	Fair Value as of 12/31/13
8/17/2012	Conversion Feature	0%	172%	0.19%	0.13	3,000
	$0.01 Warrant	0%	172%	0.19%	0.63	2,000
	$0.50 Warrant	0%	172%	0.19%	0.63	0
8/24/2012	Conversion Feature	0%	163%	0.19%	0.15	3,000
	$0.01 Warrant	0%	163%	0.19%	0.65	2,000
	$0.50 Warrant	0%	163%	0.00%	0.65	0
9/9/2012	Conversion Feature	0%	152%	0.19%	0.19	4,000
	$0.01 Warrant	0%	152%	0.19%	0.69	6,000
	$0.50 Warrant	0%	152%	0.00%	0.69	1,000
9/13/2012	Conversion Feature	0%	152%	0.19%	0.20	7,000
	$0.01 Warrant	0%	152%	0.19%	0.63	4,000
	$0.50 Warrant	0%	152%	0.19%	0.63	1,000
9/18/2012	Conversion Feature	0%	150%	0.19%	0.21	3,000
	$0.01 Warrant	0%	150%	0.19%	0.72	2,000
	$0.50 Warrant	0%	150%	0.00%	0.72	0
9/18/2012	Conversion Feature	0%	150%	0.19%	0.21	3,000
	$0.01 Warrant	0%	150%	0.19%	0.72	2,000
	$0.50 Warrant	0%	150%	0.00%	0.72	0
9/18/2012	Conversion Feature	0%	150%	0.19%	0.21	3,000
	$0.01 Warrant	0%	150%	0.19%	0.72	2,000
	$0.50 Warrant	0%	150%	0.19%	0.72	0
9/27/2012	Conversion Feature	0%	144%	0.19%	0.24	3,000
	$0.01 Warrant	0%	144%	0.19%	0.74	3,000
	$0.50 Warrant	0%	144%	0.00%	0.74	1,000
10/5/2012	Conversion Feature	0%	144%	0.19%	0.26	1,000
	$0.01 Warrant	0%	144%	0.19%	0.76	1,000
	$0.50 Warrant	0%	144%	0.00%	0.76	0
10/25/2012	Conversion Feature	0%	118%	0.19%	0.32	3,000
	$0.01 Warrant	0%	118%	0.19%	0.82	4,000
	$0.50 Warrant	0%	118%	0.19%	0.82	1,000
10/31/2012	Conversion Feature	0%	174%	0.19%	0.84	10,000
	$0.01 Warrant	0%	174%	0.19%	0.83	5,000
	$0.50 Warrant	0%	174%	0.00%	0.83	2,000
11/27/2012	Conversion Feature	0%	118%	0.19%	2.50	11,000
	$0.01 Warrant	0%	174%	0.19%	2.50	5,000
	$0.50 Warrant	0%	174%	0.00%	2.50	2,000
12/21/2012	Conversion Feature	0%	114%	0.19%	0.40	14,000
	$0.01 Warrant	0%	114%	0.19%	0.91	7,000
	$0.50 Warrant	0%	114%	0.00%	0.91	1,000
1/31/2013	Conversion Feature	0%	100%	0.19%	0.47	14,000
	$0.01 Warrant	0%	100%	0.19%	0.97	18,000
	$0.50 Warrant	0%	100%	0.19%	0.97	5,000
8/24/2012	$0.50 Warrant	0%	85%	0.00%	2.65	13,000
					Total fair value	$172,000

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited) and June 30, 2013

As of June 30, 2013, the derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. The results of year--end valuation were summarized as follows:

Grant Date	Derivative Liabilities	Dividend Yield	Expected Volatility	Risk Free Rate	Expected Term	Fair Value as of 06/30/13
8/17/2012	Conversion Feature	0%	88%	0.15%	0.88	$12,500
	$0.01 Warrant	0%	232%	0.15%	1.13	2,313
	$0.50 Warrant	0%	232%	0.15%	1.13	1,088
8/24/2012	Conversion Feature	0%	65%	0.15%	0.65	7,000
	$0.01 Warrant	0%	251%	0.15%	1.15	2,313
	$0.50 Warrant	0%	251%	0.15%	1.15	1,125
9/9/2012	Conversion Feature	0%	94%	0.15%	0.94	20,000
	$0.01 Warrant	0%	248%	0.15%	1.19	3,700
	$0.50 Warrant	0%	248%	0.15%	1.19	1,800
9/13/2012	Conversion Feature	0%	71%	0.15%	0.71	16,000
	$0.01 Warrant	0%	232%	0.15%	1.13	4,625
	$0.50 Warrant	0%	232%	0.15%	1.13	2,175
9/18/2012	Conversion Feature	0%	97%	0.15%	0.97	13,000
	$0.01 Warrant	0%	245%	0.15%	1.22	2,313
	$0.50 Warrant	0%	245%	0.15%	1.22	1,125
9/18/2012	Conversion Feature	0%	97%	0.15%	0.97	13,000
	$0.01 Warrant	0%	245%	0.15%	1.22	2,313
	$0.50 Warrant	0%	245%	0.15%	1.22	1,125
9/18/2012	Conversion Feature	0%	97%	0.15%	0.97	13,000
	$0.01 Warrant	0%	245%	0.15%	1.22	2,313
	$0.50 Warrant	0%	245%	0.15%	1.22	1,125
9/27/2012	Conversion Feature	0%	121%	0.15%	1.21	15,000
	$0.01 Warrant	0%	244%	0.15%	1.24	2,313
	$0.50 Warrant	0%	244%	0.15%	1.24	1,125
10/5/2012	Conversion Feature	0%	85%	0.15%	0.85	4,600
	$0.01 Warrant	0%	243%	0.15%	1.27	925
	$0.50 Warrant	0%	243%	0.15%	1.27	465
10/25/2012	Conversion Feature	0%	90%	0.15%	0.90	12,500
	$0.01 Warrant	0%	245%	0.15%	1.32	2,313
	$0.50 Warrant	0%	245%	0.15%	1.32	1,163
10/31/2012	Conversion Feature	0%	84%	0.15%	0.84	11,500
	$0.01 Warrant	0%	244%	0.15%	1.34	2,313
	$0.50 Warrant	0%	244%	0.15%	1.34	1,163
11/27/2012	Conversion Feature	0%	91%	0.15%	0.91	50,000
	$0.01 Warrant	0%	240%	0.15%	1.41	9,250
	$0.50 Warrant	0%	240%	0.15%	1.41	4,650
12/21/2012	Conversion Feature	0%	98%	0.15%	0.98	52,000
	$0.01 Warrant	0%	237%	0.15%	1.48	9,250
	$0.50 Warrant	0%	237%	0.15%	1.48	4,650
1/31/2013	Conversion Feature	0%	108%	0.15%	1.08	14,000
	$0.01 Warrant	0%	224%	0.15%	1.08	2,313
	$0.50 Warrant	0%	224%	0.15%	1.08	1,013
					Total fair value	$326,452

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited) and June 30, 2013

10. Related Party Transactions

During the fourth quarter of Fiscal 2013, we advanced a series of small loans to DPG to act as advances to the DPG for assistance in their sales efforts for us. The total of these advances amounted to $10,500 and remained outstanding as of December 31, 2013.

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

On February 22, 2013, our Company issued two promissory notes each in the amount of $25,000 to Sandy Salzberg, one of our past Directors, and Joseph Abrams for short term financing. The note has a term of 30 days and bears interest at a rate of 25% per annum. As of December 31, 2013, the notes remained outstanding and had accrued interest totaling $10,694.

11. Stock Based Compensation

Stock options

As of June 30, 2013, we had a total of 1,245,962 incentive and nonqualified stock options granted and outstanding under the Plan. All of our outstanding options have terms of between five and ten years. During the six and three months ended December 31, 2012, we recognized share based compensation expense of $0. During the six and three months ended December 31, 2012, we recognized share based compensation expense totaling $73,692 and $32,105, respectively. As of December 31, 2013, there were no outstanding stock options.

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

December 31, 2013 (Unaudited) and June 30, 2013

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
2,054,962

As of the end of the reporting period, December 31, 2013, all employee and contractor-related options and warrants had expired unexercised. A summary of the status of our non-vested options and warrants as of December 31, 2013 and June 30, 2013 and changes during the periods then ended is outlined below.

Non-vested outstanding, June 30, 2012	624,173
Granted	152,000
Vested	(420,518)
Cancelled	0
Non-vested outstanding, June 30, 2013	355,655
Granted during the quarter ending September 30, 2013	0
Vested during the quarter ending September 30, 2013	3,125
Cancelled during the quarter ending September 30, 2013	(317,529)
Non-vested outstanding, September 30, 2013	35,000
Granted during the quarter ending December 31, 2013	0
Vested during the quarter ending December 31, 2013	0
Cancelled during the quarter ending December 31, 2013	35,000
Non-vested outstanding, December 31, 2013	0

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited) and June 30, 2013

Common shares reserved for future issuance

The following table summarizes shares of our common stock reserved for future issuance at December 31, 2013:

Stock based compensation:
Stock options outstanding	0
Stock warrants outstanding	0
Common shares to be issued under conversion feature	1,050,000
Common shares to be issued under $0.01 warrants	131,250
Common shares to be issued under $0.50 warrants	65,000

Total common shares reserved for future issuance	1,246,250

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

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2013 and June 30, 2013. All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

Net deferred tax assets consist of the following components as of:

	December 31	June 30
	2013	2013
Deferred tax assets:
NOL carryover	$10,859,039	$10,405,408
Valuation allowance	(10,859,039)	(10,405,408)
Net deferred tax asset	$—	$—

At December 31, 2013, the Company had net operating loss carry forwards of approximately $10 million that may be offset against future taxable income through 2024. No tax benefit has been reported in the June 30, 2013 and 2012 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited) and June 30, 2013

13. Commitments and Contingencies

As of December 31, 2013, our Company leased its corporate office located at 2280 Lincoln Avenue, Suite 200, San Jose CA 95125 under a lease with a term beginning on February 1, 2011 and extending through April 2014.   Future annual lease amounts due under our lease agreement for our fiscal year ended June 30, 2014 total: $43,920. Of the date of this filing, this obligation has been satisfied.

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

December 31, 2013 (Unaudited) and June 30, 2013

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

December 31, 2013 (Unaudited) and June 30, 2013

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

December 31, 2013 (Unaudited) and June 30, 2013

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

The following unaudited pro forma consolidated results of operations of the Company and SWC Group for the six months ended December 31, 2013 and 2012, presents the operations of the Company and SEC Group as if the acquisition of SWC Group occurred on July 1, 2013 and 2012, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For Six Months ended December 31,
	2013	2012
	(Unaudited)
Net sales	$4,749,114	$6,032,606

Net income	$(573,052)	$(294,606)

Basic and diluted weighted average shares outstanding	81,538,526	81,470,591

Basic and diluted net earnings per share	$(0.01)	$(0.00)

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited) and June 30, 2013

The following unaudited pro forma consolidated results of operations of the Company and SWC Group for the three months ended December 31, 2013 and 2012, respectively.

	For Three Months ended September 30,
	2013	2012
	(Unaudited)
Net sales	$1,538,997	$2,491,177

Net income	$(57,205)	$(233,879)

Basic and diluted weighted average shares outstanding	81,538,526	81,470,591

Basic and diluted net earnings per share	$(0.00)	$(0.00)

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

Stateside Manufacturing and Printing

We want to go back to the root of our initial success and cater to the industry's underserviced, independent small restaurants in the United States by offering small order custom printing and packaging for takeout supplies. These small businesses feel that custom printing and branding is out of reach and have been overlooked by the major players in the industry. This untapped market is prime for the taking with over 340,000 establishments throughout the US. By bringing custom printing state side, we are able to be more nimble; reducing turnaround time and accommodating for smaller quantity orders which is ideal for smaller businesses. At the same time, this dramatically reduces our ocean freight costs and margins on these smaller orders will be much higher than its overseas custom printing operation. We will work with these businesses and grow with them to new heights.

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

Online Restaurant Supply Store

We have already established relationships with over 3,000 takeout establishments, restaurants and other food service operators in the United States. We see an opportunity to not limit our services to just custom printed take-out supplies but to expand our services and offerings beyond of that. We plan to start another online website to give our customers a one stop shop to help them run their business. It will be a premier website where customers can find all items unique to their industry. The online restaurant supply store will offer over 9,000 SKU's of restaurant equipment and supplies ranging from heavy duty commercial stoves to cleaning supplies. This will continue our path to servicing the underserviced.

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Sugarmade-CA. Our Company purchased Sugarmade-CA on May 9, 2011. As of December 31, 2013, we had no other operations other than those of Sugarmade-CA. Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

The following table sets forth the results of our operations for the six months ended December 31, 2014 and 2013. Certain columns may not add due to rounding.

Six Months ended December 31,
	2013	2012
	$	$
Net Sales	70,751	113,924
Cost of Goods Sold	87,556	115,852
Gross Profit	(16,805)	(1,928)
Operating Expenses	529,446	1,114,678
Loss from Operation	(546,252)	(1,116,606)
Other Income (Expenses)	(29,380)	(54,174)
Net Income (Loss)	(575,631)	(1,170,780)

Revenues

Our Company had revenues totaling $70,751 and $113,924 for the six months ending December 31, 2013 and December 31, 2012, respectively, which was a decrease of approximately 38% on a year over year basis.

Cost of goods sold

Our Company had cost of goods sold totaling $87,556 and $115,852 for the six months ending December 31, 2013 and December 31, 2012, respectively, which was a decrease of approximately 24% on a year over year basis.

Gross margin (loss)

The Company had gross margins totaling $(16,805) and $(1,928) for the six months ending December 31, 2013 and December 31, 2012, respectively.

Selling, general and administrative expenses

Our Company had selling, general and administrative expenses totaling $529,446 and $1,114,678 for the six months ending December 31, 2013 and December 31, 2012, respectively.

Other non-operating income (expense) and interest expense and interest income

The Company had other non-operating income (expense) totaling $(29,380) and $(54,174) for the six months ending December 31, 2013 and December 31, 2012, respectively.

Net loss

Net income/(loss) totaled $(575,631) and $(1,170,780), respectively, for the three-month periods end December 31, 2013 and December 31, 2012, respectively. The significant reduction in losses was attributed to the Company ceasing partial operations in order to prepare for restructuring.

The following table sets forth the results of our operations for the three months ended December 31, 2014 and 2013. Certain columns may not add due to rounding.

Three Months ended December 31,
	2013	2012
	$	$
Net Sales	23,349	65,716
Cost of Goods Sold	14,085	68,180
Gross Profit	9,264	(2,464)
Operating Expenses	25,684	493,309
Loss from Operation	(16,420)	(495,773)
Other Income (Expenses)	31,674	(46,437)
Net Income (Loss)	15,254	(542,210)

Revenues

Our Company had revenues totaling $23,349 and $65,716 for the three months ending December 31, 2013 and December 31, 2012, respectively, which was a decrease of approximately 64% on a year over year basis.

Cost of goods sold

Our Company had cost of goods sold totaling $14,085 and $68,180 for the three months ending December 31, 2013 and December 31, 2012, respectively, which was a decrease of approximately 79% on a year over year basis.

Gross margin (loss)

The Company had gross margins totaling $9,264 and $(2,464) for the three months ending December 31, 2013 and December 31, 2012, respectively.

Selling, general and administrative expenses

Our Company had selling, general and administrative expenses totaling $25,684 and $493,309 for the three months ending December 31, 2013 and December 31, 2012, respectively.

Other non-operating income (expense) and interest expense and interest income

The Company had other non-operating income (expense) totaling 31,674 and ($46,437) for the three months ending December 31, 2013 and December 31, 2012, respectively.

Net loss

Net income/(loss) totaled $15,254 and ($542,210), respectively, for the three-month periods end December 31, 2013 and December 31, 2012, respectively. The significant reduction in losses was attributed to the Company ceasing partial operations in order to prepare for restructuring.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of December 31, 2013, our Company had a zero cash balance current assets totaling $84,146 and total assets of $95,853. We had current and total liabilities totaling $2,621,948. The increase in negative working capital resulted from the increased debt burden the company has incurred. Stockholders’ equity reflected a deficit of $2,526,094.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended December 31, 2013 and 2012:

	2013	2012
Cash (used in) provided by:
Operating activities	(85,820)	(711,447)
Investing activities	—	—
Financing activities	(74,018)	740,511

Net cash used by operating activities was $85,820 for the six months ending December 31, 2013, a decrease of $625,627 from the comparable figure of $711,447 for the six months ending December 31, 2012. The decrease of net cash flows used in operating activities resulted mainly from the curtailment of certain operations we the Company prepared for restructuring.

Net cash provided by financing for the six-month period ended December 31, 2013 totaled $74,018. Net cash provided by financing activities totaled $740,511 for the six-month period ended December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 –UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the period there were no sales of unregistered securities.

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