Form 10-Q
period 2014-03-31
Sugarmade, Inc.
filed 2015-05-20
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014

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

1

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED March 31, 2014

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

PART I : Financial Information

 Item 1

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2014 (Unaudited) and June 30, 2013

	March 31,	June 30,
	2014	2013
Assets
Current assets:
Cash	0	159,381
Accounts receivable, net	14,513	42,249
Inventory, net	71,088	159,255
Other current assets	0	20,057
Total current assets	85,601	380,942

Equipment, net	490	3,299
Other assets	10,727	4,705
	96,818	388,946

Liabilities and Stockholders' Deficiency

Current liabilities:
Note payable due to bank	25,982	150,000
Accounts payable and accrued liabilities	949,688	390,138
Accrued interest	177,182	87,275
Notes payable due to shareholder	186,000	186,000
Accrued compensation and personnel related payables	373,455	527,544
Production line of credit	324,000	274,000
Convertible notes payable, net	525,000	525,000
Derivative liabilities	258,000	326,452

Total liabilities	2,819,306	2,466,409

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	0	0
Common stock ($0.001 par value, 300,000,000 shares authorized, 10,538,526 shares issued and outstanding; 10,288,526 at June 30, 2012)	10,539	10,539
Additional paid-in capital	8,322,406	8,317,406
Accumulated deficit	(11,055,432)	(10,405,408)

Total stockholders' deficiency	(2,722,487)	(2,077,463)
	96,818	388,946

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the Nine and Three Months ended March 31, 2014 and 2013 (Unaudited)

	For three months ended		For nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenues, net	3,025	51,645	73,776	165,569

Cost of goods sold:
Materials and freight costs	2,026	36,161	89,583	111,162
Provision for inventory obsolescence				40,851
Total cost of goods sold	2,026	36,161	89,583	152,013

Gross margin	999	15,484	(15,807)	13,556

Operating expenses:
Sales and marketing
Selling, general and administrative expenses	82,187	327,870	611,633	1,442,549
Total operating expenses	82,187	327,870	611,633	1,442,549

Loss from operations	(81,188)	(312,386)	(627,439)	(1,428,993)

Non-operating income (expense):
Interest expense:	(29,205)	(80,033)	(91,087)	(134,472)
Interest income:		124	50	390
Change in fair value of derivative liabilities	(86,000)		68,452
Total non-operating income (expense)	(115,205)	(79,909)	(22,585)	(134,082)

Net loss	(196,393)	(392,295)	(650,024)	(1,563,075)

Basic and diluted net loss per share	(0.02)	(0.04)	(0.06)	(0.15)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	10,538,526	10,538,526	10,538,526	10,538,526

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Nine Months ended March 31, 2014 and 2013 (Unaudited)

	For nine months ended
	2014	2013

Operating activities:
Net loss	(650,024)	(1,563,075)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	2,809	1,469
Share based compensation		142,191
Issuance of common stock for services		98,545
Issuance of warrants with convertible notes		96,543
Allowance for doubtful accounts	41,186
Provision for inventory obsolescence	39,306
Changes in fair value of derivative liability	(68,452)
Changes in operating assets and liabilities:
Accounts receivable	(13,452)	(10,120)
Inventory	48,860	(173,634)
Other assets	14,035	25,995
Accounts payable and accrued liabilities	563,498	140,778
Accrued interest	89,906	55,892
Accrued compensation and personnel related payables	(153,037)	299,617

Net cash flows used in operating activities	(85,362)	(885,799)

Financing activities:
Borrowings from production line of credit		284,000
Payment of bank note	(124,018)
Proceeds from issuance of convertible notes payable		363,413
Proceeds from issuance of convertible notes payable to related parties		118,621
Proceeds from increase of production line of credit	50,000
Issuance of notes payable to shareholders		86,000

Net cash flows from financing activities	(74,019)	852,034

Net change in cash	(159,381)	(33,765)

Cash, beginning of period	159,381	192,100

Cash, end of period	0	158,335

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	121	25,003
Income taxes	0	0

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 (Unaudited) and June 30, 2013

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

At the end this reporting period, March 31, 2014, the Company had minimal operations pending restructuring. Our company is now focusing on fundraising and acquisition opportunities.

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, which does business as CarryOutSupplies.com.

Effective October 26, 2014, the Board of Directors of the Company executed the final Acquisition and Share Exchange Agreement (the “Share Exchange Agreement”) ratifying the Pending Acquisition. Under the terms of the Share Exchange Agreement the Company will issue Thirty Five Million (35,000,000) common shares of the Company to the holders of CarryOutSupplies.com in exchange for all of the outstanding shares in CarryOutSupplies.com. The number of Company shares exchanged shall be modified to Forty Million (40,000,000) shares Thirty (30) days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the three (3) month period ending June 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending June 30, 2013. The number of shares exchanged shall be modified to Seventy One Million (71,000,000) Seventy Five (75) days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the three (3) month period ending September 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending September 30, 2013. As of the date of this filing all of the 71,000,000 shares had been issued to the owners of CarryOutSupplies.com..

CarryOutSupplies.com is a producer and wholesaler of custom printed and generic takeout supplies. CarryOutSupplies.com, which services more than 2,000 takeout establishments, restaurants and other food service operators, is headquartered in City of Industry, California, with two additional warehouse locations in Southern California.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 (Unaudited) and June 30, 2013

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2013. The interim results for the period ended March 31, 2014 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiary, Sugarmade-CA. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the three months ended March 31, 2014 and for the fiscal year ended June 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additionalfinancing from its shareholders or other sources, as may be required.

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

March 31, 2014 (Unaudited) and June 30, 2013

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

During the year ended June 30, 2012, we became aware of quality issues surrounding our copy paper products. We were able to trace the reported problems with paper quality back to manufacturing issues with our third party contract manufacturer. Our Company has since implemented additional quality assurance procedures both during and at the completion of the production processes. During the nine months ended March 31, 2014, our Company had limited sales as we continued producing and delivering replacement product, in addition to disposing of the product containing the quality issues. For the nine months ended March 31, 2014, we sold the remaining sub-quality paper to a third party wholesaler specializing in the liquidation of excess inventory. This sale represented approximately 18% of our revenue for the quarter. As we had recorded an inventory reserve for this product, we recognized revenue with no corresponding cost of goods sold.

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

March 31, 2014 (Unaudited) and June 30, 2013

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. During the fourth quarter of fiscal 2012, our Company became aware of quality issues surrounding its copy paper products. As a result of these quality issues, we determined that the historical inventory values were not realizable and we recorded a reserve for inventory obsolescence. We completed our review of impacted inventory during the second quarter of fiscal 2013, and recorded additional reserves at that time. During the fiscal year ended June 30, 2013, we continued to dispose of reserved inventory either through sales to a third party liquidator or where it was impractical to sell the inventory; we donated the product to third party charitable organizations. As of March 31, 2014 and June 30, 2013, the balance for the inventory totaled $71,088 and $159,255, respectively.

Equipment

The Company owned equipment valued at $490 as of March 31, 2014 and $3,299 as of June 30, 2013.

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

March 31, 2014 (Unaudited) and June 30, 2013

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of March 31, 2014.

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

March 31, 2014 (Unaudited) and June 30, 2013

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

DerivativeiInstruments

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

March 31, 2014 (Unaudited) and June 30, 2013

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

March 31, 2014 (Unaudited) and June 30, 2013

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

3. Concentration

Customers

For the nine months ended March 31, 2014, our Company earned net revenues of $73,776. A significant portion of our Company's revenue is derived from a small number of customers. For the nine months ended March 31, 2014, sales to one of our Company's customers accounted for more than 75% of net sales. For the three months ended March 31, 2014, sales to one of our Company's customers accounted for 100% of net sales. For the nine months ended March 31, 2013, sales to three of our Company’s customers accounted for 13%, 19%, and 48% of net sales, respectively.

Suppliers

For the three and nine month periods ended March 31, 2014 and 2013, all of our tree free paper products were purchased from SCPC and their contract manufacturers.

4. Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of March 31, 2014, there were no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceeding.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 (Unaudited) and June 30, 2013

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

March 31, 2014 (Unaudited) and June 30, 2013

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

March 31, 2014 (Unaudited) and June 30, 2013

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

7. Note Payable to Bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). This borrowing facility is renewed annually and our Company is required to maintain a separate demand deposit account with HSBC with a minimum balance equal to the outstanding borrowing. In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of March 31, 2014, the loan balance was $25,982.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 (Unaudited) and June 30, 2013

8. Production Line of Credit

As part of our agreement with SCPC for a production line of credit, SCPC has provided our Company with access to a portion of the overall credit line to allow us to purchase product for inventory purposes, without the need for customer purchase orders as a requirement to order product from its contract manufacturer. This portion production line of credit will initially be set at $300,000, bear interest at 5% interest per quarter and a 4% usage charge, and require payment 30 days after receipt of funds from our customer. The same repayment terms will remain in effect. As of March 31, 2014, the balance on the credit line totaled $324,000.

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

As of March 31, 2014, the derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. The Company recorded $68,452 income from changes in derivative liability during the nine months ended March 31, 2014. The results of year--end valuation were summarized as follows:

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 (Unaudited) and June 30, 2013

Grant Date		Derivative Liabilities	Dividend Yield	Expected Volatility	Risk Free Rate	Expected Term	Fair Value as of 03/31/14
8	/17/2012	Conversion Feature	0%	217%	0.19%	2.25	17,000
		$0.01 Warrant	0%	217%	0.19%	0.38	2,000
		$0.50 Warrant	0%	217%	0.19%	0.38	0
8	/24/2012	Conversion Feature	0%	207%	0.19%	2.25	16,000
		$0.01 Warrant	0%	207%	0.19%	0.40	2,000
		$0.50 Warrant	0%	207%	0.19%	0.40	0
9	/9/2012	Conversion Feature	0%	195%	0.19%	2.25	25,000
		$0.01 Warrant	0%	195%	0.19%	0.44	6,000
		$0.50 Warrant	0%	195%	0.19%	0.44	1,000
9	/13/2012	Conversion Feature	0%	196%	0.19%	2.25	32,000
		$0.01 Warrant	0%	196%	0.19%	0.38	4,000
		$0.50 Warrant	0%	196%	0.19%	0.38	1,000
9	/18/2012	Conversion Feature	0%	194%	0.19%	0.22	5,000
		$0.01 Warrant	0%	194%	0.19%	0.47	2,000
		$0.50 Warrant	0%	194%	0.19%	0.47	0
9	/18/2012	Conversion Feature	0%	194%	0.19%	0.22	5,000
		$0.01 Warrant	0%	194%	0.19%	0.47	2,000
		$0.50 Warrant	0%	194%	0.19%	0.47	0
9	/18/2012	Conversion Feature	0%	194%	0.19%	0.22	5,000
		$0.01 Warrant	0%	194%	0.19%	0.47	2,000
		$0.50 Warrant	0%	194%	0.19%	0.47	0
9	/27/2012	Conversion Feature	0%	187%	0.19%	0.46	7,000
		$0.01 Warrant	0%	187%	0.19%	0.49	3,000
		$0.50 Warrant	0%	187%	0.19%	0.49	1,000
10	/5/2012	Conversion Feature	0%	188%	0.19%	0.10	1,000
		$0.01 Warrant	0%	188%	0.19%	0.52	1,000
		$0.50 Warrant	0%	188%	0.19%	0.52	0
10	/25/2012	Conversion Feature	0%	157%	0.19%	0.15	3,000
		$0.01 Warrant	0%	157%	0.19%	0.57	4,000
		$0.50 Warrant	0%	157%	0.19%	0.57	1,000
10	/31/2012	Conversion Feature	0%	217%	0.19%	0.84	12,000
		$0.01 Warrant	0%	217%	0.19%	0.59	5,000
		$0.50 Warrant	0%	217%	0.19%	0.59	2,000
11	/27/2012	Conversion Feature	0%	217%	0.19%	0.84	12,000
		$0.01 Warrant	0%	217%	0.19%	2.25	5,000
		$0.50 Warrant	0%	217%	0.19%	2.25	3,000
12	/21/2012	Conversion Feature	0%	152%	0.19%	0.16	10,000
		$0.01 Warrant	0%	152%	0.19%	0.66	7,000
		$0.50 Warrant	0%	152%	0.19%	0.66	1,000
1	/31/2013	Conversion Feature	0%	136%	0.19%	0.22	12,000
		$0.01 Warrant	0%	136%	0.19%	0.73	18,000
		$0.50 Warrant	0%	136%	0.19%	0.73	6,000
8	/24/2012	$0.50 Warrant	0%	136%	0.19%	2.40	17,000
						Total fair value	$258,000

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 (Unaudited) and June 30, 2013

As of June 30, 2013, the derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. The results of year--end valuation were summarized as follows:

Grant Date		Derivative Liabilities	Dividend Yield	Expected Volatility	Risk Free Rate	Expected Term	Fair Value as of 06/30/13
8	/17/2012	Conversion Feature	0%	88%	0.15%	0.88	$12,500
		$0.01 Warrant	0%	232%	0.15%	1.13	2,313
		$0.50 Warrant	0%	232%	0.15%	1.13	1,088
8	/24/2012	Conversion Feature	0%	65%	0.15%	0.65	7,000
		$0.01 Warrant	0%	251%	0.15%	1.15	2,313
		$0.50 Warrant	0%	251%	0.15%	1.15	1,125
9	/9/2012	Conversion Feature	0%	94%	0.15%	0.94	20,000
		$0.01 Warrant	0%	248%	0.15%	1.19	3,700
		$0.50 Warrant	0%	248%	0.15%	1.19	1,800
9	/13/2012	Conversion Feature	0%	71%	0.15%	0.71	16,000
		$0.01 Warrant	0%	232%	0.15%	1.13	4,625
		$0.50 Warrant	0%	232%	0.15%	1.13	2,175
9	/18/2012	Conversion Feature	0%	97%	0.15%	0.97	13,000
		$0.01 Warrant	0%	245%	0.15%	1.22	2,313
		$0.50 Warrant	0%	245%	0.15%	1.22	1,125
9	/18/2012	Conversion Feature	0%	97%	0.15%	0.97	13,000
		$0.01 Warrant	0%	245%	0.15%	1.22	2,313
		$0.50 Warrant	0%	245%	0.15%	1.22	1,125
9	/18/2012	Conversion Feature	0%	97%	0.15%	0.97	13,000
		$0.01 Warrant	0%	245%	0.15%	1.22	2,313
		$0.50 Warrant	0%	245%	0.15%	1.22	1,125
9	/27/2012	Conversion Feature	0%	121%	0.15%	1.21	15,000
		$0.01 Warrant	0%	244%	0.15%	1.24	2,313
		$0.50 Warrant	0%	244%	0.15%	1.24	1,125
10	/5/2012	Conversion Feature	0%	85%	0.15%	0.85	4,600
		$0.01 Warrant	0%	243%	0.15%	1.27	925
		$0.50 Warrant	0%	243%	0.15%	1.27	465
10	/25/2012	Conversion Feature	0%	90%	0.15%	0.90	12,500
		$0.01 Warrant	0%	245%	0.15%	1.32	2,313
		$0.50 Warrant	0%	245%	0.15%	1.32	1,163
10	/31/2012	Conversion Feature	0%	84%	0.15%	0.84	11,500
		$0.01 Warrant	0%	244%	0.15%	1.34	2,313
		$0.50 Warrant	0%	244%	0.15%	1.34	1,163
11	/27/2012	Conversion Feature	0%	91%	0.15%	0.91	50,000
		$0.01 Warrant	0%	240%	0.15%	1.41	9,250
		$0.50 Warrant	0%	240%	0.15%	1.41	4,650
12	/21/2012	Conversion Feature	0%	98%	0.15%	0.98	52,000
		$0.01 Warrant	0%	237%	0.15%	1.48	9,250
		$0.50 Warrant	0%	237%	0.15%	1.48	4,650
1	/31/2013	Conversion Feature	0%	108%	0.15%	1.08	14,000
		$0.01 Warrant	0%	224%	0.15%	1.08	2,313
		$0.50 Warrant	0%	224%	0.15%	1.08	1,013
						Total fair value	$326,452

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 (Unaudited) and June 30, 2013

10. Related party transaction

During the fourth quarter of Fiscal 2013, we advanced a series of small loans to DPG to act as advances to the DPG for assistance in their sales efforts for us. The total of these advances amounted to $10,500 and remained outstanding as of March 31, 2014.

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

On February 22, 2013, our Company issued two promissory notes each in the amount of $25,000 to Sandy Salzberg, one of our past Directors, and Joseph Abrams for short term financing. The note has a term of 30 days and bears interest at a rate of 25% per annum. As of March 31, 2014, the notes remained outstanding and had accrued interest totaling $13,819.

11. Stock Based Compensation

Stock options

As of June 30, 2013, we had a total of 1,245,962 incentive and nonqualified stock options granted and outstanding under the Plan. All of our outstanding options have terms of between five and ten years. During nine and three months ended March 31, 2014 and 2013, we recognized share based compensation expense totaling $0. During the nine and three months ended March 31, 2013, we recognized share based compensation expense totaling $105,797 and $32,105, respectively. As of March 31, 2014, there were no outstanding stock options.

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

March 31, 2014 (Unaudited) and June 30, 2013

The exercise prices for options and warrants granted and outstanding which resulted in stock based compensation charges was as follows at June 30, 2013:

Exercise Price Range	Number of options or warrants
$0.25 - $0.50	100,000
$0.51 - $0.75	1,297,000
$0.76 - $1.00	—
$1.01 - $1.25	624,000
$1.26 - $2.00	32,500
$2.01 - $3.00	—
$3.01 - $4.00	1,462
$4.01 above	—
2,054,962

As of March 31, 2014, all employee and contractor-related options and warrants had expired unexercised. A summary of the status of our non-vested options and warrants as of March 31, 2014 and June 30, 2013, and changes during the periods then ended is as follows:

Shares
Non-vested outstanding, July 1, 2012	624,173
Granted	152,000
Vested	(420,518)
Cancelled	0
Non-vested outstanding, June 31, 2013	355,655
Granted	0
Vested	0
Cancelled	(355,655)
Non-vested outstanding, June 31, 2014	0

Common shares reserved for future issuance

The following table summarizes shares of our common stock reserved for future issuance at March 31, 2014:

Stock based compensation:
Stock options outstanding	0
Stock warrants outstanding	0
Common shares to be issued under conversion feature	1,050,000
Common shares to be issued under $0.01 warrants	131,250
Common shares to be issued under $0.50 warrants	65,000
Total common shares reserved for future issuance	1,246,250

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

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2014 and June 30, 2013. All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 (Unaudited) and June 30, 2013

Net deferred tax assets consist of the following components as of:

	March 31	June 30,
	2014	2013
Deferred tax assets:
NOL carryover	$11,055,432	$10,405,408
Valuation allowance	(11,055,432)	(10,405,408)
Net deferred tax asset	$—	$—

At March 31, 2014, the Company had net operating loss carry forwards of approximately $10.5 million that may be offset against future taxable income through 2024. No tax benefit has been reported in the June 30, 2013 and 2012 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740.

13. Commitments and Contingencies

As of March 31, 2014, our Company leased its corporate office located at 2280 Lincoln Avenue, Suite 200, San Jose CA 95125 under a lease with a term beginning on February 1, 2011 and extending through April 2014.   Future annual lease amounts due under our lease agreement for our fiscal year ended June 30, 2014 total: $43,920. Of the date of this filing, this obligation has been satisfied.

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

March 31, 2014 (Unaudited) and June 30, 2013

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

March 31, 2014 (Unaudited) and June 30, 2013

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

March 31, 2014 (Unaudited) and June 30, 2013

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

The following unaudited pro forma consolidated results of operations of the Company and SWC Group for the nine months ended March 31, 2014 and 2013, presents the operations of the Company and SEC Group as if the acquisition of SWC Group occurred on July 1, 2013 and 2012, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014 (Unaudited) and June 30, 2013

	For Nine Months ended March 31,
	2014	2013
	(Unaudited)
Net sales	$6,128,665	$7,612,007

Net income	$(1,258,722)	$(1,146,912)

Basic and diluted weighted average shares outstanding	81,538,526	81,538526

Basic and diluted net earnings per share	$(0.02)	$(0.01)

The following unaudited pro forma consolidated results of operations of the Company and SWC Group for the three months ended March 31, 2014 and 2013, respectively.

	For Three Months ended September 30,
	2014	2013
	(Unaudited)
Net sales	$1,379,551	$1,579,402

Net income	$(685,669)	$(852,306)

Basic and diluted weighted average shares outstanding	81,538,526	81,538,526

Basic and diluted net earnings per share	$(0.02)	$(0.02)

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

Results of Operations

The following table sets forth the results of our operations for the nine months ended March 31, 2014 and 2013. Certain columns may not add due to rounding.

Nine Months ended March 31,
	2014	2013
	$	$
Net Sales	73,776	165,569
Cost of Goods Sold	89,583	152,013
Gross Profit	(15,807)	13,556
Operating Expenses	611,633	1,442,549
Loss from Operation	(627,439)	(1,428,993)
Other Income (Expenses)	(22,585)	(134,082)
Net Income (Loss)	(650,024)	(1,563,075)

Revenues

For the nine-month periods ending March 31, 2014 and March 31, 2013, revenues were $73,776 and $165,569, respectively. The decreases in revenue we due to curtailment of certain operations as the Company prepared for restructuring.

Cost of goods sold

For the nine-month periods ending March 31, 2014 and March 31, 2013, costs of goods sold were $89,583 and $152,013, respectively. The decreases in were due to curtailment of certain operations as the Company prepared for restructuring.

Gross margin (loss)

For the nine-month periods ending March 31, 2014 and March 31, 2013, gross margins were ($15,807) and $13,556, respectively. The variances were due to curtailment of certain operations as the Company prepared for restructuring.

Selling, general and administrative expenses

For the nine-month periods ending March 31, 2014 and March 31, 2013, selling, general and administrative expenses were $611,633 and $1,442,549, respectively. The decreases in were due to curtailment of certain operations as the Company prepared for restructuring.

Other non-operating income (expense) and interest expense and interest income

The Company had other non-operating income (expense) totaling $(22,585) and $(134,082) for the nine months ending March 31, 2014 and March 31, 2013, respectively.

Net loss

Net loss totaled $650,024 and $1,563,075, respectively, for the nine-month periods end March 31, 2014 and March 31, 2013, respectively. The significant reduction in losses was attributed to the Company ceasing partial operations in order to prepare for restructuring.

The following table sets forth the results of our operations for the three months ended September 30, 2014 and 2013. Certain columns may not add due to rounding.

Three Months ended March 31,
	2014	2013
	$	$
Net Sales	3,025	51,645
Cost of Goods Sold	2,026	36,161
Gross Profit	999	15,484
Operating Expenses	82,187	611,633
Loss from Operation	(81,188)	(627,439)
Other Income (Expenses)	(115,205)	(22,585)
Net Income (Loss)	(196,393)	(650,024)

Revenues

Our Company had revenues totaling $3,025 and $51,645 for the three months ending March 31, 2014 and March 31, 2013, respectively. The decreases in revenue we due to curtailment of certain operations as the Company prepared for restructuring.

Cost of goods sold

Our Company had cost of goods sold totaling $2,026 and $36,161 for the three months ending March 31, 2014 and March 31, 2013, respectively. The decreases in were due to curtailment of certain operations as the Company prepared for restructuring.

Gross margin (loss)

The Company had gross margins totaling $999 and $15,484 for the three months ending March 31, 2014 and March 31, 2013, respectively. The variances were due to curtailment of certain operations as the Company prepared for restructuring.

Selling, general and administrative expenses

Our Company had selling, general and administrative expenses totaling $82,187 and $327,870 for the three months ending March 31, 2014 and March 31, 2013, respectively. The decreases in were due to curtailment of certain operations as the Company prepared for restructuring.

Other non-operating income (expense) and interest expense and interest income

The Company had other non-operating income (expense) totaling ($115,205) and ($79,909) for the three months ending March 31, 2014 and March 31, 2013, respectively.

Net loss

Net loss totaled $196,393 and $650,024, respectively, for the three-month periods end March 31, 2014 and March 31, 2013, respectively. The significant reduction in losses was attributed to the Company ceasing partial operations in order to prepare for restructuring.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of March 31, 2014, our Company had a zero cash balance current assets totaling $85,601 and total assets of $96,818. We had current and total liabilities totaling $2,819,306. Stockholders’ equity reflected a deficit of $2,722,487.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2014 and 2013:

	2014	2013
Cash (used in) provided by:
Operating activities	(85,362)	(885,799)
Investing activities	—	—
Financing activities	(74,019)	852,034

Net cash used by operating activities was $85,362 for the nine months ending March 31, 2014, a decrease of $770,437 from the comparable figure of $885,799 for the nine months ending March 31, 2013. The decrease of net cash flows used in operating activities resulted mainly from the curtailment of certain operations we the Company prepared for restructuring.

Net cash provided by financing activities totaled ($74,019) for the nine-month period ended March 31, 2014. Net cash provided by financing activities totaled $852,034 for the nine-month period ended March 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no sales of unregistered securities during the period.

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