Form 10-K
period 2014-06-30
Sugarmade, Inc.
filed 2015-05-20
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

Commission file number 000-23446

SUGARMADE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3008888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

167 N. Sunset Avenue
City of Industry, CA 91744	91744
(Address of principal executive offices)	(Zip Code)

(888) 747-6233

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity on December 31, 2013, (the last business day of the registrant's most recently completed second fiscal quarter) based on the most recent closing trade, which occurred on May 5, 2015 was $0.062 with implied market cap of approximately $ $632,313.

At May 15, 2015 there were 157,586,441 shares outstanding of the issuer's common, the only class of common equity.

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

General

We are a distributor of paper products that are derived from non-wood sources and a producer and wholesaler of custom printed and generic takeout supplies.

Our tree free paper is produced by third party contract manufacturers using of agricultural residuals, namely bagasse (derived from sugar cane) and bamboo, as opposed to wood products, significantly reduces its manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products.

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, which does business as CarryOutSupplies.com. CarryOutSupplies.com is a producer and wholesaler of custom printed and generic takeout supplies. CarryOutSupplies.com, which services more than 32,500 takeout establishments, restaurants and other food service operators, is headquartered at 167 N Sunset Ave, City of Industry, CA 91744, with two additional warehouse locations in Southern California.

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

With this merger completed, the Company is in process of rolling out three new verticals under the corporate umbrella; 1) state side manufacturing and printing, 2) ad support products, and 3) online restaurant supplies catalogue. All of which leverage the strength of Sugarmade’s core business and its extensive customer base.

Stateside Manufacturing and Printing.

Our core business is providing smaller restaurants and take out food organizations small order custom printing and packaging. Many of these organizations believe that custom printing and branding is out of reach and the major players in the food service. This untapped market is prime for the taking with over 340,000 establishments throughout the US. By bringing custom printing state side, we are able to be more nimble; reducing turnaround times and accommodating for smaller quantity orders. At the same time, this dramatically reduces our ocean freight costs, thus increasing our margins on these smaller orders compared to orders that involve overseas custom printing operations and international shipping. We believe we will be able to substantial grow our organization by servicing this sector.

Ad Supported Products

We also believe there is a substantial opportunity for the Company to supply advertising supported products to the above outlined sector. Under this business model we will work in conjunction with advertisers to supply our customers with free products imprinted with advertising. We believe such a business proposition is extremely attractive to our core customer base of the smaller take-out and restaurant organizations as the receipt of free supplies will allow our customers to boost margins and increase profits. We currently service a high percentage of frozen yogurt take out establishments, which typically concentrate on a lucrative demographic, which includes mothers with children between the ages of 6 and 14 years old. This demographic is highly sought after by consumer products companies and advertising agencies. By working in conjunction with companies who wish to advertise to this demographic we believe we can be successful in our ad supported products initiatives. In order to target the sector we will reach out to brands that resonate with our customers and present them an opportunity to sponsor our products and print their campaigns and advertisements on the products we supply to our customers. Thus, we believe we will be able to further expand our customer base via high-margin ad supported initiatives

Online Restaurant Supply Store

We have already established relationships with over 2,500 takeout establishments, restaurants and other food service operators in the United States. We see an opportunity to not limit our services to just custom printed take-out supplies but to expand our services and offerings beyond of that. We plan to start another online website to give our customers a one stop shop to help them run their business. It will be a premier website where customers can find all items unique to their industry. The online restaurant supply store will offer over 9,000 SKU's of restaurant equipment and supplies ranging from heavy duty commercial stoves to cleaning supplies. This will continue our path to servicing the underserviced sector of the takeout and restaurant industries.

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

Employees and Consultants

As of the end of Fiscal 2014 the Company had no full or part-time employees, aside from executive management. All work relating to the Company was carried on by the Board and by consultants. As May 1, 2015, the combined Company employs 28 full and part-time workers.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the ‘‘SEC’’). The public may obtain information by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. For quarterly and annual reports, only those reports that were required to be filed through June 30, 2014 are available as of the date of this report.

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

The Company, as of the end of the 2014 fiscal year (June) was at a stage where it required external capital to continue with its business. It must obtain additional significant capital in the future to continue its operations. There can be no certainty that the Company can obtain these funds.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

As of the date of this Form 10-K, the Company has no properties and instead leases several buildings in order to carry out the business operations of the acquired asset known as CarryOutSupplies.com, which was acquired on October 28, 2014. This acquisition is described elsewhere.

Item 3. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of June 30, 2014 there were no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings:

On May 24, 2014, the Labor Commissioner, State of California issued an Order, Decision or Award of the Labor Commissioner against the Company in the amount of $56,365. The Company is in the process of settling this claim and believes any amount of settlement paid would not have a material adverse effect on our financial position, results of operations, or cash flows. No changes have occurred since April 22, 2015.

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

As of the date of this filing, the Company is a plaintiff, in Contra Costa County, California, in a suit alleging breach of fiduciary duty, conspiracy for breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Pinto is the Company’s former Chairman of the board of directors. The Company plans to actively pursue this case. During November of 2014, the Company received notice that filed a cross complaint had been filed against the Company. The complaint alleges the parties were induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit. The Company plans to vigorously defend against such claims. No changes have occurred since April 22, 2015

PART II

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

For the year ended June 30, 2013	High	Low
Fourth Quarter	$0.70	$0.33
Third Quarter	$0.85	$0.52
Second Quarter	$0.90	$0.32
First Quarter	$1.10	$0.30

For the year ended June 30, 2014	High	Low
Fourth Quarter	$0.07	$0.01
Third Quarter	$0.16	$0.02
Second Quarter	$0.72	$0.07
First Quarter	$0.90	$0.35

As of the close of trading on the date of this filing, May 15, 2015, the shares traded at $0.06 with a total of 0 shares traded.

Holders of Record

As of June 30, 2014, we had 10,538,555 shares of our common stock issued and outstanding held by approximately 158 shareholders of record. As of May 15, 2015, we have approximately 157,586,441 shares of our common stock issued and outstanding held by approximately 205 shareholders of record.

Transfer Agent

Our transfer agent is West Coast Stock Transfer, Inc. of Encinitas, California; Telephone (619) 664-4780.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

On July 17, 2014, the Company sold 4,500,000 shares of restricted common stock to an accredited investor for $50,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended. The purchasing entity was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is a consultant.

On July 17, 2014, the Company sold 2,500,000 shares of restricted common stock to an accredited investor for $25,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On July 18, 2014, the Company sold 1,250,000 shares of restricted common stock to an accredited investor for $25,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Ac is ant of 1933, as amended.

On July 14, 2014, the Company sold 450,000 shares of restricted common stock to an accredited investor for $5,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

August 7, 2014, the Company sold 5,000,000 shares of restricted common stock to an accredited investor for $135,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On August 7, 2014, the Company sold 900,000 shares of restricted common stock to an accredited investor for $10,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

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

Overview and Financial Condition

Discussions with respect to our Company’s operations refer to our operating subsidiary, Sugarmade –CA. Our Company purchased Sugarmade-CA on May 9, 2011. As of the end of the 2014 (June) fiscal year we had no operations other than those of Sugarmade-CA. Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

Our company reduced its net loss by $1,509,160 with net loss of $755,610 from $2,264,770 for the year ended June 30, 2014 compared to June 30, 2013. The decrease in net loss compared to the prior year period is due to the Company significantly reducing its sales operations, reducing its staff and cutting expenses pending additional restructuring.

Revenue

Our revenue, net for the year ended June 30, 2014 was $70,751 compared to $241,398 for the year ended June 30, 2013 due to significant reduction in overall operations and sales efforts in the 2014 fiscal year.

Cost of Goods Sold

Total cost of goods sold decreased $167,624 from $257,560 for the year ended June 30, 2013 to $89,936 for the year ended June 30, 2014. Cost of goods sold consists of two parts: materials and freight costs and provision for inventory obsolescence. The significant reduction in cost of goods sold was a result of the Company curtailing some operations as the Company prepared for restructuring. For the year ended June 30, 2013, the cost of goods sold also reflected a charge for inventory obsolescence totaling $69,451 for the anticipated loss from discounted sales of slow moving inventory.

Gross Margin

Gross margin was negative $19,186 for the year ended June 30, 2014 compared to a negative margin of $16,162 for the year ended June 30, 2013. The overall negative gross margin for both years resulted from the provision for inventory discussed above. We had a positive gross margin from sales before our provision for inventory obsolescence in both fiscal 2014 and 2013.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) totaled $706,845 and $1,784,490 for the years ended June 30, 2014 and 2013, respectively. The reduction in SG&A was due to significant staff reductions and the curtailment of certain operations as the Company prepared to restructure.

Interest Expense and Interest Income

Interest expense totaled $120,292 for the year ended June 30, 2014 as compared to $646,566 for the year ended June 30, 2013. Interest expense in fiscal 2014 resulted primarily from expenses incurred in connection with promissory notes payable and convertible notes payable from related and third parties. Interest expense in 2013 was also primarily from expenses incurred in connection with promissory notes payable and convertible notes payable from related and third parties. The reduction in interest expenses during the year ended June 30, 2014 was mainly a result of the Company reducing its level of debt through settlement agreements with various non-convertible debt holders and a reduction in other interest expenses due to the Company curtailing operations pending restructuring. Interest income totaled $50 and $487 during the years ended June 30, 2014 and 2013, respectively.

Change in Fair Value of Derivative Liability

For the year ended June 30, 2014, we incurred a derivative liability of $90,662, compared to $181,961 for the year ended June 30, 2013. Derivative liabilities for both fiscal years are primarily related to convertible promissory notes from related and third parties. The reduction in the derivative liability amount between June 30, 2013 and June 30, 2014 was mainly a function of the change in the fair value of our common stock during the year ended June 30, 2014.

Net Loss

Net loss totaled $755,610 and $2,264,770 during the years ended June 30, 2014 and 2013, respectively.

Outstanding Litigations

As of the date of this filing, the Company is a plaintiff, in Contra Costa County, California, in a suit alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Pinto is the Company’s former Chairman of the board of directors. The Company plans to actively pursue this case. During November of 2014, the Company received notice that a cross complaint had been filed against the Company. The complaint alleges the parties were induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit. The Company plans to vigorously defend against such claims. No changes have occurred as of April 22, 2015.

On May 24, 2014, the Labor Commissioner, State of California issued an Order, Decision or Award of the Labor Commissioner against the Company in the amount of $56,365 The Company is in the process of settling this claim and believes any amount of settlement paid would not be likely to have a material adverse effect on our financial position, results of operations or cash flows. On June 30, 2014 the Company entered into a settlement agreement, which was effective October 28, 2014, to resolve a judgment against the Company via the issuance of 502,533, and restricted shares a $30,000 cash payment. No changes have occurred as of April 22, 2015.

On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company, Lovitt & Hannan, Inc. Salary Deferral Plan FBO J. Thomas Hannan, Attorney at Law 401K Plan and Trust, and Kevin M. Kearney. The Company’s former CEO, Scott Lantz, was also named in the suit. The complaint alleges Hannan was induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit. The Company plans to vigorously defend against such claims. No changes have occurred as of April 22, 2015.

Related Party Transactions

On September, 18, 2013 the Board approved the appointment of Clifton Leung as of July 19, 2013, as CEO. Mr. Leung is also a Director of the Company. The service contract, which has a term of six months and is renewable at the discretion of our Board, calls for no monthly or annual salary and compensation in the form of 2,500,000 restricted common shares for the contract period. Leung is also CEO of Sugarcane Paper Company (SCPC), which is the sole supplier of paper to the Company. He also holds a controlling interest in Sugarcane Paper Company.

On September 18, 2013, Jonathan Leong, Director, agreed to convert a convertible note for $100,000 into 1,113,918 common shares.

On September 18, 2013, Clifton Leung who is our CEO and Director, agreed to a compensation package for CEO services for 2,500,000 common shares. Sugarcane Paper Company, for which Leung is a major shareholder, agreed on September 18, 2013 to convert $284,000 of outstanding debt and then outstanding interest to 2,840,000 common shares and $143,740 of outstanding debt in exchange for 900,000 common shares. On this date, Sugarcane Paper Company also agreed to accept 1,057,534 common shares for the conversion of a promissory note with an outstanding balance of $105,753.

During the fourth quarter of Fiscal 2013, we advanced a series of small loans to DPG to act as advances to the DPG for assistance in their sales efforts for us. The total of these advances amounted to $10,500 and remained outstanding as of June 30, 2013 (see Section Item 3. Legal Proceedings.

On June 14, 2013, our Company sold one container of paper to DPG, a company in which our past Chairman of the Board, Pinto has an ownership interest. DPG acted as broker in a transaction to resell the paper to one of its customers. The total value of the product sold totaled $28,000. This amount remained outstanding as of June 30, 2014 and was fully reserved. As of the date of this filing, we have not received the funds.

On April 22, 2013, our Company issued a promissory note in the amount of $100,000 to Tat Auyeung, for long term financing. The note has a term of 2 years and bears interest at a rate of 14% per annum, with 5% payable in cash and the remaining 9% per annum payable in stock at the conversion rate of $0.7 per share. As of June 30, 2014, the note remained outstanding and had accrued interest totaling $2,683.

On February 22, 2013, our Company issued two promissory notes each in the amount of $25,000 to Sandy Salzberg, one of our past Directors, and Joseph Abrams for short term financing. The note has a term of 30 days and bears interest at a rate of 25% per annum. As of June 30, 2013, the notes remained outstanding and had accrued interest totaling $4,444. On June 26, 2014, both notes and accrued interest were settled in exchange for common shares.

Change in Directors

On April 23, 2015, The Board received notification that the majority stockholders approved the appointing of Directors by written consent in lieu of the meeting of shareholders. The following table sets forth the name, age, and current position of the directors elected by the Written Consent:

Name	Age	Position
Jimmy Chan	35	Chairman, CEO, CFO and Secretary
Waylon Huang	32	Director
Er Wang	28	Director

The appointments will become effective when the company files the required documents with the Secretary of State of the State of Delaware twenty (20) days after the Preliminary Definitive Information Statement is filed on Form 14-C with the U.S. Securities & Exchange Commission and mailed to Stockholders of Record. The Company is in process of preparing and filing Form 14-C.

On April 23, 2015, The Board approved a resolution reappointing directors to the Company’s Board and ratified the approval by the majority stockholders pointing directors by written consent in lieu of the meeting of shareholders.

On December 31, 2014, The Company’s Board elected Mr. Er Wang as Audit Committee Chair, to serve until his successor is duly elected and qualified. Mr. Wang will serve as the sole member of the Audit Committee until additional qualified Directors can be nominated and ratified for service on the Board and/or Audit Committee.

On November 11, 2014, the Company accepted the resignation of CEO and Director Clifton Leung from the position of CEO, a director, and from all other titles at the Company. Jimmy Chan who, is also a director and serves as chairman and secretary, has assumed the position of CEO.

On November 11, 2014, the Board approved the appointment of Er Wang to the Board of Directors. He comes to the Company with a diverse background across management consulting at a Big 4 accounting and audit firm, corporate finance at a major movie studio, and as a co-founder at a loyalty rewards startup. Mr. Wang graduated from the University of California Irvine with a Bachelor of Arts in Business Economics.

On October 6, 2014, the Company accepted the resignation of Dennis Mandell, a director of the Company. Mr. Mandell also served as Chairman of the Board and as the sole member of the Company’s Audit Committee.

As of October 8, 2014, the Company accepted the resignation of Jonathan Leong. The sole remaining director, Clifton Leung, then appointed two individuals to occupy the open seats on the board of directors, Jimmy Chan, as Chairman, and Waylon Huang. These two individuals will serve until their successors are duly elected and qualified.

On October 22, 2013, Henry Michon resigned as a director and committee member of the Board of our Company.

On October 10, 2013, Steve Pinto resigned as the Chairman, Director of our Board and a committee member. At the time of Pinto’s resignation, he was a member of the Spending Committee and the Finance Committee of the Board.

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

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2014. All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

 Net deferred tax assets consist of the following components as of June 30, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL carryover	$11,187,465	$10,431,855
Valuation allowance	(11,187,465)	(10,431,855)
Net deferred tax asset	$—	$—

The income tax provision is summarized as follows:

	2014	2013
Federal income tax benefit, net of state	$(234,197)	$(3,551,149)
State income tax benefit	(66,796)	—
Valuation allowance	300,993	3,551,149
	$—	$—

At June 30, 2014, the Company had net operating loss carry forwards of approximately $11 million that may be offset against future taxable income through 2024. No tax benefit has been reported in the June 30, 2014 and 2013 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740.

Leverage Ratio

Due to net losses from the previous years, the company's insolvency is a result of their stockholder's deficiency.  Total liabilities amounted to $2,911,826 where the company experienced a stockholder's deficiency total of a negative $2,820,520 resulting in a Debt to Equity ratio of -1.03

Going Concern

The Company sustained continued operating losses during the years ended June 30, 2014 and 2013.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable.  As of June 30, 2014, our Company had cash totaling $0.00, current assets totaling $80,806 and total assets of $91,306. We had total liabilities of $2,911,826 (all current) and Stockholders’ equity reflected a deficit of $2,820,520.

Net cash used by operating activities was $85,333 for the year ended June 30, 2014, and $1,017,719 for the year ended June 30, 2013.  The decrease in net cash used by operating activities was related to cutback in operating expenses.

We had no net cash flows from investing activities for the year ended June 30, 2014 and June 30, 2013.

Net cash provided by financing activities totaled negative $74,048 for the year ended June 30, 2014 as compared to $985,000 for the year ended June 30, 2013. The net cash provided by financing activities for the year ended June 30, 2014 was primarily attributed to the repayment of debt.

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur.  The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Critical Accounting Policies Involving Management Estimates and Assumptions

Use of Fair Value

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

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market. We value inventories using the weighted average costing method (approximate FIFO costing method). We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value.

Valuation of Long-lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. For the year ended June 30, 2014, our Company had no impairment expense related to our long-lived assets.

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

Acquisition of SWC Group

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, which does business as CarryOutSupplies.com (CarryOutSupplies). Effective October 28, 2014, the Board of Directors of the Company executed the final Acquisition and Share Exchange Agreement (the “Share Exchange Agreement”) ratifying the Pending Acquisition.

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

The combined Company is now undergoing the process of rolling out three new verticals under the corporate umbrella; 1) state side manufacturing and printing, 2) ad support products, and 3) online restaurant supplies catalogue. All of which is leveraging the strength of Sugarmade’s core business. Additionally, the Company is contemplating additional revenue growth via acquisitions.

During the most recently completed fiscal years (June 2014) Carryout produced revenues of approximately $8,490,959, gross profits of $2,836,797 and a loss from operations of $888,087.

Business Strategy

With the merger SWC Group completed, the Company is in process of rolling out three new verticals under the corporate umbrella; 1) state side manufacturing and printing, 2) ad support products, and 3) online restaurant supplies catalogue. All of which leverage the strength of Sugarmade’s core business and its extensive customer base.

Stateside Manufacturing and Printing.

Our core business is providing smaller restaurants and take out food organizations small order custom printing and packaging. Many of these organizations believe that custom printing and branding is out of reach and the major players in the food service. This untapped market is prime for the taking with over 340,000 establishments throughout the US. By bringing custom printing state side, we are able to be more nimble; reducing turnaround times and accommodating for smaller quantity orders. At the same time, this dramatically reduces our ocean freight costs, thus increasing our margins on these smaller orders compared to orders that involve overseas custom printing operations and international shipping. We believe we will be able to substantial grow our organization by servicing this sector.

Ad Supported Products

We also believe there is a substantial opportunity for the Company to supply advertising supported products to the above outlined sector. Under this business model we will work in conjunction with advertisers to supply our customers with free products imprinted with advertising. We believe such a business proposition is extremely attractive to our core customer base of the smaller take-out and restaurant organizations as the receipt of free supplies will allow our customers to boost margins and increase profits. We currently service a high percentage of frozen yogurt take out establishments, which typically concentrate on a lucrative demographic, which includes mothers with children between the ages of 6 and 14 years old. This demographic is highly sought after by consumer products companies and advertising agencies. By working in conjunction with companies who wish to advertise to this demographic we believe we can be successful in our ad supported products initiatives. In order to target the sector we will reach out to brands that resonate with our customers and present them an opportunity to sponsor our products and print their campaigns and advertisements on the products we supply to our customers. Thus, we believe we will be able to further expand our customer base via high-margin ad supported initiatives

Online Restaurant Supply Store

We have already established relationships with over 2,500 takeout establishments, restaurants and other food service operators in the United States. We see an opportunity to not limit our services to just custom printed take-out supplies but to expand our services and offerings beyond of that. We plan to start another online website to give our customers a one stop shop to help them run their business. It will be a premier website where customers can find all items unique to their industry. The online restaurant supply store will offer over 9,000 SKU's of restaurant equipment and supplies ranging from heavy duty commercial stoves to cleaning supplies. This will continue our path to servicing the underserviced sector of the takeout and restaurant industries.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2014 or 2013 nor at any time during the years then ended or through the date of this report.

Item 7. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Sugarmade, Inc.

We have audited the accompanying consolidated balance sheets of Sugarmade, Inc. and Subsidiary (the “Company”) as of June 30, 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sugarmade, Inc. and Subsidiaries as of June 30, 2013 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Anton & Chia, LLP

Newport Beach, California

November 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of:

Sugarmade, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Sugarmade, Inc. and subsidiary (collectively the “Company”) as of June 30, 2014 and the related statements of income, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sugarmade, Inc. and subsidiary as of June 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and negative cash flow since inception and has financed its working capital requirements through issuance of common stock and convertible notes payable from related and third parties. Management's plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MJF & Associates, APC

Los Angeles, CA

May 15, 2015

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

June 30, 2014 and 2013

	June 30,	June 30,
	2014	2013
Assets
Current assets:
Cash	—	159,381
Accounts receivable, net	11,487	42,249
Inventory, net	69,319	159,255
Other current assets	10,500	20,057

Total current assets	80,806	380,942

Equipment, net	—	3,299
Other assets	—	4,705

Total assets:	91,306	388,946

Liabilities and Stockholders' Deficiency

Current liabilities:
Note payable due to bank	25,982	150,000
Accounts payable and accrued liabilities	1,042,766	390,138
Lines of credit	324,000	274,000
Accrued compensation and personnel related payables	373,454	527,544
Accrued interest	206,386	87,275
Notes payable due to shareholders	186,000	186,000
Convertible notes payable, net	525,000	525,000
Derivative liability	228,237	326,452

Total liabilities	2,911,826	2,466,409

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized, 10,538,526 shares issued and outstanding; 10,538,526 at June 30, 2013)	10,539	10,539
Additional paid-in capital	8,329,959	8,317,406
Accumulated deficit	(11,161,019)	(10,405,408)

Total stockholders' deficiency	(2,820,520)	(2,077,463)

Total liabilities and stockholder’s deficiency	91,306	388,946

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended June 30, 2014 and 2013

	For the years ended June 30,
	2014	2013

Revenues, net	$70,751	$241,398

Cost of goods sold:
Materials and freight costs	50,630	188,109
Provision for inventory obsolescence	39,306	69,451

Total cost of goods sold	89,936	257,560

Gross loss	(19,186)	(16,162)

Operating expenses:
Selling, general and administrative expenses	706,845	1,784,490

Total operating expenses	706,845	1,784,490

Loss from operations	(726,031)	(1,800,652)

Non-operating income (expense):
Interest expense	(120,292)	(646,566)
Interest income:	50	487
Change in fair value of derivative liabilities	90,662	181,961

Total non-operating expense	(29,580)	(464,118)

Net loss	$(755,610)	$(2,264,770)

Basic and diluted net loss per share	$(0.07)	$(0.22)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	10,538,526	10,504,279

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Deficiency

For the years ended June 30, 2014 and 2013

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at July 1, 2012	10,288,526	$10,289	$8,069,581	$(8,140,638)	$(60,768)

Issuance of common stock for services	250,000	250	98,133	—	98,383
Share based compensation	—	—	149,692	—	149,692
Net loss	—	—	—	(2,264,770)	(2,264,770)

Balance at June 30, 2013	10,538,526	10,539	8,317,406	(10,405,408)	(2,077,463)

Adjust for change in derivative value	—	—	12,553	—	12,553

Net loss	—	—	—	(755,610)	(755,610)

Balance at June 30, 2014	10,538,526	$10,539	$8,329,959	$(11,161,018)	$(2,820,520)

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended June 30, 2014 and 2013

	For the years ended June 30,
	2014	2013

Operating activities:
Net loss	$(755,610)	$(2,264,670)
Adjustments to reconcile net loss to cash flows in operating activities:
Depreciation expense	3,299	1,958
Share based compensation	—	149,692
Issuance of common stock for services	—	98,383
Issuance of warrants with convertible notes	—	508,413
Fair value change in derivative liability	(90,662)	(181,961)
Provision for inventory obsolescence	—	69,451
Allowance for doubtful accounts	—	28,000
Changes in operating assets and liabilities:
Accounts receivable and other receivables	30,762	(51,549)
Inventory	89,936	(139,907)
Other assets	14,262	24,256
Accounts payable and accrued liabilities	657,657	169,118
Accrued interest	119,112	87,275
Accrued compensation and personnel related payables	(154,089)	483,822

Net cash flows used in operating activities	(85,363)	(1,017,719)

Financing activities:
Note Payable due to bank	(124,018)	—
Borrowings from production line of credit	50,000	284,000
Prepayment of production line	—	(10,000)
Proceeds from issuance of convertible notes payable	—	525,000
Proceeds from issuance of convertible notes payable to related parties	—	186,000

Net cash flows from financing activities	(74,018)	985,000

Net change in cash	(159,381)	(32,719)

Cash, beginning of period	159,381	192,100

Cash, end of period	$—	$159,381

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$558	$87,668
Income taxes	—	—

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

With this merger now behind the Company now, we are in the process of rolling out three new verticals under the corporate umbrella; state side manufacturing and printing, ad support products, and online restaurant supplies catalogue. All of which is leveraging the strength of Sugarmade’s core business.

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

Going concern

The Company sustained continued operating losses during the years ended June 30, 2014 and 2013.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. Accounts receivable are reviewed periodically for collectability. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. As of June 30, 2014 management, due to doubt as to collectability of the receivables elected to fully reserve for the balance of accounts receivable and as of 2013, we maintained allowances for bad debts of $28,000.

Cash

Cash and cash equivalents consist of amounts held as bank deposits and highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents as of June 30, 2014 and 2013.

From time to time, we may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts. We have not experienced any losses with respect to cash.  Management believes our Company is not exposed to any significant credit risk with respect to its cash.

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

From time to time, we may have a limited number of customers with individually large amounts due.  Any unanticipated change in a customer’s creditworthiness could have a material effect on our results of operations in the period in which such changes or events occurred.  As of June 30, 2014, due to doubtful collectability of the receivables, management elected to increase the reserves in the yearend balance to $70,772. Gross accounts receivable at June 30, 2013 totaled $42,249 while our allowance for doubtful accounts was $28,000.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Items of equipment with costs greater than $1,500 are capitalized and depreciated on a straight-line basis over their estimated useful lives ranging from 3-7 years.

Inventory

Inventory consists of finished goods paper and paper-based products ready for sale and is stated at the lower of cost or market. We value inventories using the weighted average costing method.  Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract manufactures to our warehouses.  Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative costs.  Outbound freight costs to customers totaled $1,200 and $71,433 for the years ended June 30, 2014 and 2013, respectively.  We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As noted above, during fiscal years 2014 and 2013, our Company became aware of slow moving inventory that has been held at various stores. To prevent overstocking of old inventory, management decide to sell the slow moving inventory at a sales price below cost and increased the reserve for the expected loss from the discounted sales totaling $39,306 and $28,600, respectively.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of June 30, 2014 and 2013.

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

Concentration of risk

Customers

During fiscal year 2014 and 2013, our Company had earned net revenues of $70,751 and $241,398, respectively. A significant portion of our Company’s revenue is derived from a small number of customers. For the year ended June 30, 2014 and 2013, sales to one of our Company’s customers accounted for 50% and 69% of net sales, respectively. As our Company continues to expand its distribution relationships, we expect to see our sales dispersed among a broader number of customers.

Suppliers

For the year ended June 30, 2014 and 2013, all of our tree free paper products were purchased from Sugarcane Paper Company (SCPC) and their contract manufacturers. SCPC is a company control by the Company’s former CEO, Clifton Leung. Mr. Leung was also a former director of the Company. We are presently diversifying our manufacturing and process management options to include other third party contract manufacturers for current and future production needs.

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

2. Note Payable Due to Bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of June 30, 2014). This borrowing facility is renewed annually and our Company maintains a separate HSBC demand deposit account with a balance equal to the outstanding borrowing. During fiscal year ended June 30, 2014 the company closed the demand deposit and paid the interest due on the revolving demand note and $150,000 of the principal balance. In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of June 30, 2014 and 2013, the loan’s interest rate was three and one half percent (3.5%) and the Company has a principal balance due of $25,982 and $150,000, respectively. The note is payable on demand.

3. Production Line of Credit

As part of our agreement with SCPC for a production line of credit, SCPC has provided our Company with access to a portion of the overall credit line to allow us to purchase product for inventory purposes, without the need for customer purchase orders as a requirement to order product from its contract manufacturer. This portion production line of credit will initially be set at $300,000, bear interest at 5% interest per quarter and a 4% usage charge, and require payment 30 days after receipt of funds from our customer. The same repayment terms will remain in effect. As of June 30, 2014 and 2013, the balance on the credit line totaled $274,000. Subsequent to June 30, 2014 the Company issued common stock to pay the line of credit.

4. Convertible Notes Payable

As of June 30, 2014, the Company extended, for two years, seven of the convertible notes totaling $275,000. As part of this extension the note holders agreed to cancel their $0.50 warrants. The remaining $250,000 convertible notes have reached maturity and the Company is working to negotiate a settlement. As of June 30, 2013, the Company extended to one year term for $525,000 of the convertible note payable issued between August 17, 2012 and March 31, 2013.

Between August 17, 2012 and March 31, 2013, our Company issued a total of $525,000 in convertible promissory notes to eleven accredited investors, one of which is a member of our Board and another was a former member of our Board. The convertible promissory notes must be repaid by our Company within six months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note-holders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. As of June 30, 2013, the Company had extended the maturity date of the notes to one year from the date of issuance.

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

As of June 30, 2014, the derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. The results of year-end valuation were summarized as follows:

Grant Date		Derivative Liabilities	Dividend Yield	Expected Volatility	Risk Free Rate	Expected Term	Fair Value as of June 30, 2014
8	/17/2012	Conversion Feature	0%	147%	0.19%	2.01	12,000
		$0.01 Warrant	0%	147%	0.19%	0.13	2,000

8	/24/2012	Conversion Feature	0%	147%	0.18%	2.01	12,000
		$0.01 Warrant	0%	147%	0.18%	0.15	2,000

9	/9/2012	Conversion Feature	0%	130%	0.17%	2.01	18,000
		$0.01 Warrant	0%	130%	0.17%	0.19	6,000

9	/13/2012	Conversion Feature	0%	130%	0.16%	2.01	22,000
		$0.01 Warrant	0%	130%	0.16%	0.20	4,000

9	/18/2012	Conversion Feature	0%	128%	0.18%	0.67	6,000
		$0.01 Warrant	0%	128%	0.18%	0.22	2,000

9	/18/2012	Conversion Feature	0%	128%	0.18%	0.67	6,000
		$0.01 Warrant	0%	128%	0.18%	0.22	2,000
		$0.50 Warrant	0%	128%	0.18%	0.22	225

9	/18/2012	Conversion Feature	0%	128%	0.18%	0.67	6,000
		$0.01 Warrant	0%	128%	0.18%	0.22	2,000
		$0.50 Warrant	0%	128%	0.18%	0.22	225

9	/27/2012	Conversion Feature	0%	122%	0.16%	0.67	5,000
		$0.01 Warrant	0%	122%	0.16%	0.24	3,000
		$0.50 Warrant	0%	122%	0.16%	0.24	750

10	/5/2012	Conversion Feature	0%	122%	0.17%	2.01	4,000
		$0.01 Warrant	0%	122%	0.17%	0.27	1,000

10	/25/2012	Conversion Feature	0%	99%	0.18%	2.01	8,000
		$0.01 Warrant	0%	99%	0.18%	0.32	4,000

7	/31/2012	Conversion Feature	0%	66%	0.17%	0.84	2,000
		$0.01 Warrant	0%	66%	0.14%	0.34	5,000
		$0.50 Warrant	0%	66%	0.14%	0.34	1,537

10	/31/2012	Conversion Feature	0%	99%	0.14%	2.01	8,000
		$0.01 Warrant	0%	66%	0.17%	0.08	5,000

11	/27/2012	Conversion Feature	0%	96%	0.17%	0.41	12,000
		$0.01 Warrant	0%	96%	0.17%	0.41	7,000

12	/21/2012	Conversion Feature	0%	83%	0.17%	2.01	28,000
		$0.01 Warrant	0%	83%	0.17%	0.48	18,000

8	/23/2016	$0.50 Warrant	0%	99%	0.00%	2.15	13,500
						Total Fair Value	228,237

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

6. Related Party Transactions

On September, 18, 2013 the Board approved the appointment of Clifton Leung as of July 19, 2013, as CEO. Mr. Leung is also a Director of our Company. The service contract, which has a term of six months and is renewable at the discretion of our Board, calls for no monthly or annual salary and compensation in the form of 2,500,000 restricted common shares for the contract period. Leung is also CEO of Sugarcane Paper Company (SCPC), which is the sole supplier of paper to the Company. He also holds a controlling interest in Sugarcane Paper Company.

On September 18, 2013, Jonathan Leong, Director, agreed to convert a convertible note for $100,000 into 1,113,918 common shares.

On September 18, 2013, Clifton Leung who is our CEO and Director, agreed to a compensation package for CEO services for 2,500,000 common shares. Sugarcane Paper Company, for which Leung is a major shareholder, agreed on September 18, 2013 to convert $284,000 of outstanding debt and then outstanding interest to 2,840,000 common shares and $143,740 of outstanding debt in exchange for 900,000 common shares. On this date, Sugarcane Paper Company also agreed to accept 1,057,534 common shares for the conversion of a promissory note with an outstanding balance of $105,753.

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

On April 22, 2013, our Company issued a promissory note in the amount of $100,000 to Tat Auyeung, for long term financing. The note has a term of 2 years and bears interest at a rate of 14% per annum, with 5% payable in cash and the remaining 9% per annum payable in stock at the conversion rate of $0.7 per share. As of June 30, 2013, the note remained outstanding and had accrued interest totaling $2,683. On September 20, 2013, the note, including all interest due was retired in exchange for 1,057,543 common shares.

7. Stock Based Compensation

Stock options

As of June 30, 2013, we had a total of 1,245,962 incentive and nonqualified stock options granted and outstanding under the Plan. All of our outstanding options have terms of between five and ten years. During the year ended June 30, 2014 and 2013, we recognized share based compensation expense totaling $0 and $149,692, respectively, related to stock options granted through that date. As of June 30, 2014, there were no outstanding stock options.

Results of operations for the years ended June 30, 2014 and 2013 include share-based compensation costs totaling $0 and $149,692, respectively charged to selling, general and administrative expenses. For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were used for the calculations during the years ended June 30, 2013. There was no stock based compensation for Year 2014.

2013
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

The exercise prices for options and warrants granted and outstanding which resulted in stock based compensation charges was as follows at June 30, 2013:

Exercise Price Range	Number of options or warrants
$0.25 - $0.50	100,000
$0.51 – $0.75	1,297,000
$0.76 - $1.00	—
$1.01 - $1.25	624,000
$1.26 - $2.00	32,500
$2.01 - $3.00	—
$3.01 - $4.00	1,462
$4.01 above	—
2,054,962

A summary of the status of our non-vested options and warrants as of June 30, 2014 and changes during the year then ended is as follows:

Non-vested outstanding, June 30, 2012	624,173
Granted during fiscal year ending June 30, 2013	152,000
Vested during fiscal year ending June 30, 2013	(420,518)
Cancelled during fiscal year ending June 30, 2013	0
Non-vested outstanding, June 30, 2013	355,655
Granted during the quarter ending September 30, 2013	0
Vested during the quarter ending September 30, 2013	3,125
Cancelled during the quarter ending September 30, 2013	(317,529)
Non-vested outstanding, September 30, 2013	33,000
Granted during the quarter ending December 31, 2013	0
Vested during the quarter ending December 31, 2013	0
Cancelled during the quarter ending December 31, 2013	33,000
Non-vested outstanding, June 30, 2014	0

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at June 30, 2014:

Stock based compensation:
Stock options outstanding	0
Stock warrants outstanding	0
Common shares to be issued under conversion feature	1,050,000
Common shares to be issued under $0.01 warrants	131,250
Common shares to be issued under $0.50 warrants	65,000

Total common shares reserved for future issuance	1,246,250

8. Income Taxes

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

Net deferred tax assets consist of the following components as of June 30, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL carryover	$11,187,465	$10,431,855
Valuation allowance	(11,187,465)	(10,431,855)
Net deferred tax asset	$—	$—

The income tax provision is summarized as follows:

	2014	2013
Federal income tax benefit, net of state	$(234,197)	$(3,551,149)
State income tax benefit	(66,796)	—
Valuation allowance	300,993	3,551,149
	$—	$—

At June 30, 2014, the Company had net operating loss carry forwards of approximately $11 million that may be offset against future taxable income through 2024. No tax benefit has been reported in the June 30, 2014 and 2013 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740.

9.                   Commitments and Contingencies

Our Company leases its corporate office located at 2280 Lincoln Avenue, Suite 200, San Jose CA 95125 under a lease with a term beginning on February 1, 2011 and extending through April 2014.  Rent expense amounted to $53,043 and $46,816 for the years ended June 30, 2014 and 2013, respectively.  Subsequent to year ended June 30, 2014, the Company negotiated a settlement agreement with the landlord and relocated all operations to the offices of CarryOutsupplies.com at 167 N. Sunset Avenue, City of Industry, CA 91744.

10.                Subsequent Events

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

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, which does business as CarryOutSupplies.com pending, but not limited to, the Company performing due diligence and executing a final Acquisition and Share Exchange Agreement.

On July 17, 2014, the Company sold 4,500,000 shares of restricted common stock to an accredited investor for $50,000 pursuant to an exemption from registration relying on Section 4(2) and Rule 506 of Regulation D, under the Securities Act of 1933, as amended. The purchasing entity was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is currently employed by LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL as an independent consultant.

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

On October 6, 2014, the Company accepted the resignation of Dennis Mandell, a director of the Company. Mr. Mandell also served as Chairman of the Board and as the sole member of the Company’s Audit Committee.

As of October 8, 2014, the Company accepted the resignation of Jonathan Leong. The sole remaining director, Clifton Leung, then appointed two individuals to occupy the open seats on the board of directors, Jimmy Chan, as Chairman, and Waylon Huang. These two individuals will serve until their successors are duly elected and qualified. Mr. Jonathan Leong will be issued Four Million (4,000,000) shares of common stock of the Company for his services to the Company and the board.

On October 28, 2014, the Board of Directors of the Company executed the final Acquisition and Share Exchange Agreement (the “Share Exchange Agreement”) ratifying the Pending Acquisition.

On October 28, 2014, the Company resolved debts related to former employees and/or contractors through the issuance of 4,239,368 restricted common shares. Shares were issued December, 19, 2014

On November 11, 2014, Registrant dismissed its independent registered public accounting firm, Anton & Chia, LLC. The Registrant's Board of Directors made the decision to dismiss Anton & Chia, LLC and engage MJF & Associates, APC as Registrant's independent registered public accounting firm, as described below. During Registrant's two most recent fiscal years and any subsequent interim period before such dismissal, there were no substantial disagreements with Anton & Chia, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which remain unresolved.

On November 11, 2014 the Registrant engaged MJF & Associates, APC as Registrant's independent registered public accounting firm.

On November 11, 2014, the Company accepted the resignation of CEO and Director Clifton Leung from the position of CEO, a director, and from all other titles at the Company. Jimmy Chan who, is also a director and serves as chairman and secretary, has assumed the position of CEO.

On November 11, 2014, the Board approved the appointment of Er Wang to the Board of Directors. He comes to the Company with a diverse background across management consulting at a Big 4 accounting and audit firm, corporate finance at a major movie studio, and as a co-founder at a loyalty rewards startup. Mr. Wang graduated from the University of California Irvine with a Bachelor of Arts in Business Economics.

On December 14, 2014, the Company resolved a debt of $30,000 to the issuance of 1,000,000 restricted common shares.

On December 23, 2014, the Board approved the issuance of 2,674,718 shares with option price @ $0.001 with an expiration date of December, 31, 2016, to non-executive employees, as part of the plan of employee retention.

On December 23, 2014, the Board approved the issuance of 5,500,000 shares with option price @ $0.001 with an expiration date of December, 31, 2016, to executives as part of the plan of retaining experienced talents.

On December 31, 2014, Sugarmade elected Mr. Er Wang as Audit Committee Chair, to serve until his successor is duly elected and qualified. Mr. Wang will serve as the sole member of the Audit Committee until additional qualified Directors can be nominated and ratified for service on the Board and/or Audit Committee.

On December 31, 2014 the Company resolved a debt of $41,629 Pursuant to the terms of a promissory note dated July 11, 2012 where the creditor provided $36,000 of financing to the Company.

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

On April 14, 2016 the Company notified its transfer agents that 6,446,000 shares had been repurchased and will be retired to treasury. The transactions, which were effective January 11, 2015, called for the Company to repurchase the 6,446,000 shares for a price of $20,000, which was paid to the holder.

On April 23, 2015, The Board received notification that the majority stockholders approved the appointing of Directors by written consent in lieu of the meeting of shareholders. The following table sets forth the name, age, and current position of the directors elected by the Written Consent:

Name	Age	Position
Jimmy Chan	35	Chairman, CEO, CFO and Secretary
Waylon Huang	32	Director
Er Wang	28	Director

The appointments will become effective when the company files the required documents with the Secretary of State of the State of Delaware twenty (20) days after the Preliminary Definitive Information Statement is filed on Form 14-C with the U.S. Securities & Exchange Commission and mailed to Stockholders of Record. The Company is in process of preparing and filing Form 14-C.

On April 23, 2015, The Board approved a resolution reappointing directors to the Company’s Board and ratified the approval by the majority stockholders pointing directors by written consent in lieu of the meeting of shareholders.

Acquisition of CarryOutSupplies.com

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc (‘SWC”), a California Corporation, which does business as CarryOutSupplies.com (“CarryOut”).

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

The Company is contemplating additional revenue growth via acquisitions. During the most recently completed fiscal years (June 2014) Carryout produced revenues of approximately $8,490,959, gross profits of $2,836,797 and a loss from operations of $888,087.

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

The following unaudited pro forma consolidated results of operations of the Company and SWC Group for the years ended June 30, 2014 and 2013, presents the operations of the Company and SWC Group as if the acquisition of SWC Group occurred on July 1, 2013 and 2014, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

Pro forma Consolidated Income Statements

June 30, 2013

Sugarmade, Inc. and Subsidiary and SWC Group, Inc., a California

Corporation, which does business as CarryOutSupplies.com

(unaudited)

	June 30, 2013
	SGMD	SWC Group	Pro Forma Adjustments	Pro Forma Consolidated
Revenues, net	241,398	11,061,316	—	11,302,714
Cost of goods sold:
Materials and freight costs	188,109	7,070,823	—	7,258,932
Provision for inventory obsolescence	69,451		—	69,451
Total cost of goods sold	257,560	7,070,823		7,328,383
Gross margin (loss)	(16,162)	3,990,493		3,974,331

Operating expenses:
Loss on write-off of license and supply agreement
Selling, general and administrative expenses	1,784,490	3,606,413	—	5,390,903
Amortization of license and supply agreement
Total operating expenses	1,784,490	3,606,413		5,390,903

Loss from operations	(1,800,652)	384,080		(1,416,572)

Non-operating income (expense):
Interest expense	(646,566)		—	(646,566)
Interest income	487	10,062	—	10,549
Change in fair value of derivative liabilities	181,961		—	181,961
Other Income (Expense)		(62,125)	—

Total non-operating income (expense)	(464,118)	(52,063)		(516,181)

Net loss	(2,264,770)	332,017		(1,932,753)

Basic and diluted net loss per share	(0.22)	(0.01)		(0.02)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	10,504,279	71,000,000		81,504,279

Pro forma Consolidated Income Statements

June 30, 2014

Sugarmade, Inc. and Subsidiary and SWC Group, Inc., a California

Corporation, which does business as CarryOutSupplies.com

(unaudited)

	June 30, 2014
	SGMD	SWC Group	Pro Forma Consolidated
Revenues, net	70,751	8,490,958	8,561,709
Cost of goods sold:
Materials and freight costs	52,046	5,654,847	5,706,893
Provision for inventory obsolescence	39,306		39,306
Total cost of goods sold	91,352	5,654,847	5,746,199
Gross margin (loss)	(20,601)	2,836,111	2,815,510

Operating expenses:
Loss on write-off of license and supply agreement
Selling, general and administrative expenses	705,428	3,677,733	4,383,161
Amortization of license and supply agreement
Total operating expenses	705,428	3,677,733	4,383,161

Loss from operations	(726,029)	(841,622)	(1,567,651)

Non-operating income (expense):
Interest expense	(120,292)		(120,292)
Interest income	50		50
Change in fair value of derivative liabilities	90,662		90,662
Other Income (Expense)		(79,155)	(79,155)

Total non-operating income (expense)	(29,581)	(79,155)	(108,736)

Net loss	(755,610)	(920,777)	(1,676,387)

Basic and diluted net loss per share	(0)	(0.01)	(0.02)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	10,538,526	71,000,000	81,538,526

Outstanding Litigations

As of the date of this filing, the Company is a plaintiff, in Contra Costa County, California, in a suit alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Pinto is the Company’s former Chairman of the board of directors. The Company plans to actively pursue this case. During November of 2014, the Company received notice that the defendants had filed a cross complaint against the Company. The cross complaint alleges the parties were induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit. The Company plans to vigorously defend against such claims.

On May 24, 2014, the Labor Commissioner, State of California issued an Order, Decision or Award of the Labor Commissioner against the Company in the amount of $56,365 the Company is in the process of settling this claim and believes any amount of settlement paid would not be likely to have a material adverse effect on our financial position, results of operations or cash flows.

On June 30, 2014 the Company entered into a settlement agreement, which was effective October 28, 2014, to resolve a judgment against the Company via the issuance of 502,533 restricted shares and a $30,000 cash payment.

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

Sales of Unregistered Securities

There were no sales of unregistered securities during the reporting period.

Issuance of Other Unregistered Securities

There were no other unregistered securities issued during the reporting period.

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

Note Payable Due to Bank

The note payable due to Bank at June 30, 2014 was $25,982.

Production Line of Credit

This line of credit was converted to equity in our 2014 fiscal year - See financial note number 3.

Director Related Activities

On April 23, 2015, The Board approved a resolution reappointing directors to the Company’s Board and ratified the approval by the majority stockholders pointing directors by written consent in lieu of the meeting of shareholders

On April 23, 2015, The Board received notification that the majority stockholders approved the appointing of Directors by written consent in lieu of the meeting of shareholders. The following table sets forth the name, age, and current position of the directors elected by the Written Consent:

Name	Age	Position
Jimmy Chan	35	Chairman, CEO, CFO and Secretary
Waylon Huang	32	Director
Er Wang	28	Director

The appointments will become effective when the company files the required documents with the Secretary of State of the State of Delaware twenty (20) days after the Preliminary Definitive Information Statement is filed on Form 14-C with the U.S. Securities & Exchange Commission and mailed to Stockholders of Record. The Company is in process of preparing and filing Form 14-C.

On December 31, 2014, The Board of Directors elected Mr. Er Wang as Audit Committee Chair, to serve until his successor is duly elected and qualified. Mr. Wang will serve as the sole member of the Audit Committee until additional qualified Directors can be nominated and ratified for service on the Board and/or Audit Committee.

On November 11, 2014, the Company accepted the resignation of CEO and Director Clifton Leung from the position of CEO, a director, and from all other titles at the Company. Jimmy Chan who, is also a director and serves as chairman and secretary, has assumed the position of CEO.

On November 11, 2014, the Board approved the appointment of Er Wang to the Board of Directors. He comes to the Company with a diverse background across management consulting at a Big 4 accounting and audit firm, corporate finance at a major movie studio, and as a co-founder at a loyalty rewards startup. Mr. Wang graduated from the University of California Irvine with a Bachelor of Arts in Business Economics.

As of October 8, 2014, the Company accepted the resignation of Jonathan Leong. The sole remaining director, Clifton Leung, then appointed two individuals to occupy the open seats on the board of directors, Jimmy Chan, as Chairman, and Waylon Huang. These two individuals will serve until their successors are duly elected and qualified.

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

On October 22, 2013, Henry Michon resigned as a director and committee member of the Board of our Company. At the time of Michon’s resignation, he was a board member and a committee member of the Compensation Committee of our Board. We believe that Michon’s resignation was a result of a disagreement with some members of the Board regarding certain board resolutions that were passed at the September 18, 2013 board meeting, which Michon believes were self-interested transactions. We explained to Michon that each of the resolutions was unanimously approved by the disinterested directors of our Company who were present at the board meeting on September 18, 2013, and that the approved transactions remove approximately $591,071 of debt from our balance sheet. Additionally, we believe that Michon’s resignation was also caused by differences of opinion between Michon and other Board members regarding the conduct of the Board, our minimal operations and other transactions not in the ordinary course of our business.

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

Per board resolution September 18, 2013, our Board approved the appointment of Leung as of July 19, 2013, as CEO. Leung is also a Director of our Company. The services contract, which has a term of six months and is renewable at the discretion of our Board, calls for no monthly or annual salary and compensation in the form of 2,500,000 restricted common shares for the contract period. Leung is also CEO of Sugarcane Paper Company, which is the sole supplier of paper to the Company. He also holds a controlling interest in Sugarcane Paper Company.

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

On September 10, 2013, Kevin Kearney resigned from the Board.  The resignation was not the result of any disagreements with the Company.

On September 10, 2013 Sandy Salzberg resigned from the Board of our Company.  The resignations were not the result of any disagreements with the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 11, 2014, the Company dismissed its independent registered public accounting firm, Anton & Chia, LLC. The Registrant's Board of Directors made the decision to dismiss Anton & Chia, LLC and engage MJF & Associates, APC as Registrant's independent registered public accounting firm, as described below. During Registrant's two most recent fiscal years and any subsequent interim period before such dismissal, there were no substantial disagreements with Anton & Chia, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which remain unresolved. On November 11, 2014 the Registrant engaged MJF & Associates, APC as Registrant's independent registered public accounting firm.

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

During our Company’s two most recent fiscal years and the subsequent interim period up to the resignation of Mr. Cronin, there have not been any disagreements between our Company and Mr. Cronin, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Mr. Cronin would have caused Mr. Cronin to make reference thereto in its reports on our Company’s audited financial statements.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

A of the date of this filing, our management team and our consultants have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was not effective as of June 30, 2014 due to the limited size of our staff and budget.

Item 8B. Other Information

PART III

Item 9. Directors, Executive Officers and Corporate Governance

As of the date of this filing, the following individuals are current officers and directors. Mr. Chan and Mr. Huang were appointed to the Board of Directors on October 8, 2014. Certain information about them, is set forth below:

Name	Age	Position
Jimmy Chan	35	Chairman, CEO
Waylon Huang	32	Director
Er Wang	28	Director

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

Waylon Huang, 32, director, has been serving as the chief operations officer of CarryOutSupplies.com, for the past 3 years, starting in the accounting department in Jan, 2008, and assuming the duties of COO in August, 1st, 2011. Prior to joining CarryOutSupplies.com, he was the ApoApo Store Manager for their Nogales and then Rowland Heights facilities, from 2004 to 2007. He has extensive experience in inventory control, materiel management, and operational planning, and has, during the preceding 6 years, added human resources to his range of knowledge and control. He does not serve as an officer or director of any other public companies.

Er Wang, 28, director, brings the Company a diverse background across management consulting at a Big 4 accounting and audit firm, corporate finance at a major movie studio, and as a co-founder at a loyalty rewards startup. Mr. Wang graduated from the University of California Irvine with a Bachelor of Arts in Business Economics.

As of the end of the 2014 fiscal year (June), the below listed individuals were directors and senior management of the Company.

Mr. Mandel, who served as Chairman and as the sole member of the Audit Committee resigned from the Board of Directors on October 6, 2014.

Mr. Leong resigned on October 8, 2014.Certain information about them, is set forth below:

Name	Age	Position
Clifton Kuok Wai Leung	33	Director, CEO
Jonathan Leong	59	Director, Secretary
Dennis M. Mandell	59	Director, Independent

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

The Independent Board member valuation and investigation of the current corporate governance practices were that they were inappropriate and resulted in the need for the significant restructuring of our company.

The Company’s board of directors will be working during Fiscal 2015 to rectify these situations.

Leadership Structure

As of November 11, 2014, the Company accepted the resignation of CEO and Director Clifton Leung from the position of CEO, a director, and from all other titles at the Company. Jimmy Chan who, is also a director and serves as chairman, CEO, CFO and corporate Secretary. Waylon Huang to assumed director and Er Ya Wang will assumed the position as secretary and audit committee chair on December 31, 2014.

As of July 19, 2013, our Board approved the appointment of Leung as CEO and is also a Director of our Company.

Board Committees

On December 31, 2014, The Sugarmade, Inc. (the “Company”) Board of Directors (the “Board”) elected Mr. Er Wang as Audit Committee Chair, to serve until his successor is duly elected and qualified. Mr. Wang will serve as the sole member of the Audit Committee until additional qualified Directors can be nominated and ratified for service on the Board and/or Audit Committee.

The purpose of the Audit Committee of Sugarmade, Inc. (the “Company”) is to represent and assist the Board of Directors (the “Board”) in its oversight of 1) integrity of the financial reporting of the Company, 2) the independence, qualifications and performance of the Company’s external independent auditor and the performance of the internal auditors and 3) the Company’s compliance with legal and regulatory requirements.

The basic purpose and responsibility of the Audit Committee shall be to advise and assist this Board in fulfilling its responsibilities for this Company and its subsidiaries and affiliates in connection with monitoring the integrity of this Company’s financial statements, financial and accounting practices, internal controls, performance of external and internal auditors, independence and qualification of the independent auditors, business ethics, and compliance with legal and regulatory requirements. The Audit Committee shall oversee these areas for this Company and all of its controlled subsidiaries and affiliates, and, to the extent practicable, for any of this Company’s subsidiaries and affiliates that it does not control.

Mr. Wang is qualified for service on the Audit Committee by way of his diverse background across management consulting at a Big 4 accounting and audit firm, corporate finance at a major movie studio, and as a co-founder at a loyalty rewards startup. Mr. Wang graduated from the University of California Irvine with a Bachelor of Arts in Business Economics.

The primary objective of the Committee is to assist the Board of Directors ("the Board") in fulfilling its responsibilities relating to accounting, internal control systems and reporting practices of the Company.

The Committee will evaluate the adequacy and effectiveness of the Company's administrative, taxation, operating, and accounting policies, through active communication with operating management and internal and external audit. Review all necessary financial reports to be made to the public prior to their release. Review any regulatory policies, pronouncements, standards and reports of an accounting or finance nature submitted to the Company and monitor management's response to them. Require reports from management/contractors and internal and external audit on any significant proposed regulatory, accounting or reporting issue, or any significant unusual transaction, and assess the potential impact upon the Company's financial reporting process. Review the annual, half-yearly and quarterly (where required) financial statements with external audit, and recommend acceptance to the Board. To the best of the committee’s knowledge, all services were approved by the audit committee under the limited waiver of pre-approval.

The Board has not established other committees and acts as its own nominating and compensation committee as it believes that the functions of such committees can be adequately performed by the Board.

Dennis M. Mandell was appointed to our Board on June 14, 2014. Mr. Mandell was the sole member of the Company’s audit committee as of the end of the 2014 fiscal year (June).

Director Independence

As of June 30, 2014, the Board has determined that Mandel was independent as the term "independent" is defined by the rules of NASDAQ.

We currently have no independent directors. We apply the definition of "independent director" provided under the Listing Rules of The NASDAQ Stock Market LLC ("NASDAQ"). Under NASDAQ rules, the Board has considered all relevant facts and circumstances regarding our directors and has affirmatively determined that none of the directors serving on the Board are independent of us under NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company’s directors and officers, and persons who own more than ten-percent (10%) of our Company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish our Company with copies of all Section 16(a) reports they file. As of June 30, 2014, we do not believe such reports were timely filed.

Item 10. Executive Compensation

Director Chan and Huang receive a salary of $60,000 per year and Director Wang as of the date of this filing has no salary. Additionally Chan received 5,000,000 options to purchase common shares at the price of $0.0001, Directors Wang and Huang each received 3,000,000 options to purchase common shares at the price of $0.0001. We do not have any retirement, pension, profit-sharing or insurance programs for the benefit of our directors, officers or employees.

Leung received no cash compensation in Fiscal 2012 or Fiscal 2013.

Scott Lantz, past CEO was paid $84,500 in Fiscal 2013. Lantz received no cash compensation during Fiscal 2014. Directors Chang and Huang each receive an annual salary of $60,000.

Employment Agreements

Per board resolution September 18, 2013, our Board approved the appointment of Clifton Leung as of July 19, 2013, as CEO. Leung is also a Director of our Company. The services contract, which has a term of six months and is renewable at the discretion of our Board, calls for no monthly or annual salary and compensation in the form of 2,500,000 restricted common shares for the contract period. Leung is also CEO of Sugarcane Paper Company, which is the sole supplier of paper to the Company. He also holds a controlling interest in Sugarcane Paper Company. Mr. Leung’s agreement was not renewed.

Grants of Stock and Other Equity Awards

Director Chan, December 31, 2014, received 5,000,000 options to purchase common shares at the price of $0.0001.

Directors Wang and Huang, on December 31, 2014 received 3,000,000 options to purchase common shares at the price of $0.0001.

Per board resolution September 18, 2013, our Board approved the appointment of Clifton Leung as of July 19, 2013, as CEO. Leung is also a Director of our Company. The services contract, which has a term of six months and is renewable at the discretion of our Board, calls for no monthly or annual salary and compensation in the form of 2,500,000 restricted common shares for the contract period. Leung is also CEO of Sugarcane Paper Company, which is the sole supplier of paper to the Company. He also holds a controlling interest in Sugarcane Paper Company. Mr. Leung’s agreement was not renewed.

Option Exercises

During the fiscal years ending June 30, 2014 and June 30, 2013, there were no option exercises by our named executive officers.

Compensation of Directors

Our current Directors do not receive compensation for their service on the board of directors. Unassociated with board service, Director Chan, during December 2014, received 5,000,000 options to purchase common shares at the price of $0.0001 and Directors Wang and Huang, during December 2014 received 3,000,000 options to purchase common shares at the price of $0.0001. We do not have any retirement, pension, profit-sharing, stock options or insurance programs for the benefit of our directors or officers.

Per board resolution September 18, 2013, our Board approved the appointment of Clifton Leung as of July 19, 2013, as CEO. Leung is also a Director of our Company. The services contract, which has a term of six months and is renewable at the discretion of our Board, calls for no monthly or annual salary and compensation in the form of 2,500,000 restricted common shares for the contract period. Leung is also CEO of Sugarcane Paper Company, which is the sole supplier of paper to the Company.. Mr. Leung’s agreement was not renewed.

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

The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. Table 8 has been prepared based on the number of shares outstanding totaling 151,108,001.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Jimmy Chan	7,100,000	4.7%
Waylan Huang	2,662,500	1.8%
Er Wang	652,174	0.4%
All Directors and Executive Officers as a Group	10,414,674	7.0%
(3 Persons)

Greater than 5% Shareholders
LMK Capital LLC	23,377,778	14.7%
Weihao Ltd	10,000,000	6.6%

As of the date of this filing Mr. Jimmy Chan’s holdings represent 4.7% of the company. He is currently employed by LMK Capital LLC as management consultant and is therefore a beneficial owner of shares owned by LMK Capital LLC

LMK Capital LLC.’s holdings as of the date of this filing represents 14.7% of the company.

As of the date of this filing Mr. Waylon Huang’s holdings represent 1.8% of the company.

As of the date of this filing Mr. Er Ya Wang’s holdings represent 0.4% of the company.

As of the date of this filing Weihao Ltd’s holdings represent 6.6% of the company.

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

Other Transactions with Related Persons, Promoters and Certain Control Persons

The following includes a summary of any transaction occurring since July 1, 2012, or any proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of our average total assets at year end for the two most recently completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation" above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

Per board resolution September 18, 2013, our Board approved the appointment of Clifton Leung as of July 19, 2013, as CEO. Leung is also a Director of our Company. The services contract, which has a term of six months and is renewable at the discretion of our Board, calls for no monthly or annual salary and compensation in the form of 2,500,000 restricted common shares for the contract period. Leung is also CEO of Sugarcane Paper Company, which is the sole supplier of paper to the Company. He also holds a controlling interest in Sugarcane Paper Company. Sugarcane Paper Company, for which Leung is a major shareholder, agreed on September 18, 2013 to convert $284,000 of outstanding debt and then outstanding interest to 2,840,000 common shares. On this same date, Sugarcane Paper Company also agreed to cancel the Company’s production credit line resulting in a zero balance on this credit line in exchange for the issuance of 2,840,000 common shares to Sugarcane Paper Company. On this date, Sugarcane Paper Company also agreed to accept 1,057,534 common shares for the conversion of a promissory note with an outstanding balance of $105,753.

On November 27, 2012, our Company issued a convertible promissory note in the amount of $100,000 to Leong, a current Director, as part of a financing involving seven accredited investors. The convertible promissory note were to be repaid by our Company within 9 months from the date of issuance; accrues interest at the rate of 14%; and is convertible at the election of the note holder at such time as our Company has raised a minimum of $500,000 in equity in a subsequent equity financing, at the conversion price which is the lower of 80% of the per share purchase price paid for the securities by the investors in the subsequent financing, or $0.50 per share. Unless this promissory note is converted or repaid earlier, our Company must pay the note holder the amount of the then accrued interest on the three-month anniversary, six-month anniversary, and nine month anniversary of the issue date. In connection with the issuance of the promissory notes, Mr. Jensen received two-year warrants to purchase 3,750 shares of common stock at $0.50 per share, and two-year warrants to purchase 6,250 shares of common stock at $.01 per share. On September 18, 2013, our Board approved the issuance of 1,057,534 common shares to a Director, Jonathan Leong, pursuant to a settlement agreement dated September 20, 2013, allowing for the conversion of the $100,000 promissory note balance and $5,753.43 interest due at a rate of $0.10 per share.

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

Item 13. Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1)Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2014 were $37,000.

(2)Audit-Related Fees

There were no fees billed during the two years ended June 30, 2014 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3)Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2014 and June 30, 2013.

(4)Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was more than 50 percent.

PART IV

Item 16. Exhibits, Financial Statement Schedules

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

_____________________________________________________

(1)        Filed as an exhibit to this Report.

1. Financial Statement. See Consolidated Financial Statement in part II, Item 7 of this Annual report on from 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

By___/s/ Jimmy Chan________________________ Date:___May 20, 2015_________

Jimmy Chan

CEO, CFO, and Director

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

Signature	Title	Date
/s/ Jimmy Chan Jimmy Chan	CEO, CFO, Director, and Chairman	May 20, 2015
/s/ Waylon Huang Waylon Huang	Director	May 20, 2015
/s/ Er Wang Er Wang	Director	May 20, 2015