Form 10-Q
period 2014-09-30
Sugarmade, Inc.
filed 2015-11-27
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-23446

 SUGARMADE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3008888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

167 N. Sunset Avenue, City of Industry, CA	91744
(Address of principal executive offices)	(Zip Code)

(626) 961-8619
(Registrant's telephone number, including area code)

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

At November 5, 2015 there were 177,987,658 shares outstanding of the issuer's common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q includes forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume” or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained or incorporated by reference in this quarterly report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industry and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements.

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

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this quarterly report under the caption “Risk Factors,” below, and elsewhere in this quarterly report, which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this quarterly report.

PART 1: Financial Information

 Item I

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2014	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$503	$—
Accounts receivable, net	4,284	11,487
Inventory, net	67,994	69,319
Other current assets	167,083	—
Total current assets	239,864	80,806
Other assets	10,500	10,500

Total assets	$250,364	$91,306

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$270,126	$1,042,766
Accrued interest	141,125	206,386
Accrued compensation and personnel related payables	373,455	373,455
Production line of credit	—	324,000
Derivative liabilities	358,000	228,237
Total current liabilities	1,142,706	2,174,844

Long term liabilities
Convertible notes payable, net	425,000	525,000
Notes and loan payable due to shareholder	86,000	186,000
Note payable due to bank	25,982	25,982
Total long term liabilities	536,982	736,982

Total liabilities	1,679,688	2,911,826

Stockholders’ deficiency:
Common Stock Payable	837,674
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized, 38,770,473 shares issued and outstanding at September 30, 2014; 10,583,555 at June 30, 2014)	38,771	10,539
Additional paid-in capital	14,715,574	8,329,959
Accumulated deficit	(17,021,343)	(11,161,019)

Total stockholders’ deficit	(1,429,324)	(2,820,520)

Total liabilities and stockholders’ deficit	$250,364	$91,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three months ended September 30, 2014 and 2013

(Unaudited)

	For the three months ended
	September 30, 2014	September 30, 2013

Revenues, net	$2,664	$47,402

Cost of goods sold:
Materials and freight costs	1,325	73,471

Total cost of goods sold	1,325	73,471

Gross profit (loss)	1,339	(26,069)

Operating expenses:

Selling, general and administrative expenses	2,283,512	503,762

Total operating expenses	2,283,512	503,762

Loss from operations	(2,282,173)	(529,831)

Non-operating income (expense):
Interest expense	(10,849)	(32,556)
Interest income	—	50
Change in fair value of derivative liabilities	(136,737)	93,452
Loss on extinguishment of debt	(3,430,565)	—

Total non-operating income (expense)	(3,578,151)	60,946

Net loss	$(5,860,324)	$(468,884)

Basic and diluted net loss per share	$(0.23)	$(0.04)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	25,564,268	10,538,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the three months ended September 30, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net loss	$(5,860,324)	$(468,884)
Adjustments to reconcile net loss to cash flows used in operating activities:
Loss on extinguishment of debt	3,430,566	—
Fair value change in derivative debt	136,737	(93,452)
Stock compensation expense	10,417	—
Issuance of common stock for service fee	1,750,000	—
Depreciation expense	—	490
Allowance for doubtful accounts	—	41,187
Provision for inventory obsolescence	—	39,306
Decrease in current assets:
Accounts receivable	7,203	(10,027)
Inventory	1,325	34,077
Other assets	—	14,035
Accrued interest	10,849	31,496
Accrued compensation and personnel related payables	—	(144,192)
Changes in current liabilities:
Accounts payable and accrued liabilities	378,730	470,890

Net cash used in operating activities	$(134,497)	$(85,075)

Cash flows from financing activities:
Payment of bank note	$—	$(124,018)
Proceeds from increase of production line of credit	—	50,000
Proceeds from issuance of common stock	135,000	—

Net cash provided used in financing activities	$135,000	$(74,018)

Net increase (decrease) in cash	$503	$(159,093)

Cash, beginning of period	—	159,381

Cash, end of period	$503	$288

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

As of the end of the reporting period, September 30, 2014, we were a distributor of paper products derived from non-wood sources. Our third party contract manufacturer use of agricultural residuals, namely bagasse (derived from sugar cane) and bamboo, as opposed to wood products, significantly reduces its manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products. As of September 30, 2014, the Company had minimal operations pending restructuring.

On July 16, 2014, the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, a related party, which does business as CarryOutSupplies.com.

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

CarryOutSupplies.com is a producer and wholesaler of custom printed and generic takeout supplies. CarryOutSupplies.com, which services more than 2,000 takeout establishments, restaurants and other food service operators, is headquartered in City of Industry, California, with two additional warehouse locations in Southern California. As of date of this filing, the combined Company employs 28 full and part-time workers.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2014, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2014. The interim results for the period ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiary, Sugarmade-CA. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the three months ended September 30, 2014 and for the fiscal year ended June 30, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

During the three months ended September 30, 2014, our Company had limited sales as we continued producing and delivering replacement product, in addition to disposing of the product containing the quality issues. For the three months ended September 30, 2014, we sold the remaining sub-quality paper to a third party wholesaler specializing in the liquidation of excess inventory. This sale represented approximately 18% of our revenue for the quarter. As we had recorded an inventory reserve for this product, we recognized revenue with no corresponding cost of goods sold.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As of September 30, 2014 and June 30, 2014, the balance for the inventory totaled $67,994 and $69,319, respectively.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740"), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of October 2, 2008, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions and generally, we remain subject to Internal Revenue Service examination of our 2013 U.S. federal income tax returns. However, we have certain tax attribute carryforwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of September 30, 2014.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Stock based compensation

Stock based compensation cost to employee is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We estimate the fair value of employee stock options granted using the Black-Scholes-Merton Option Pricing Model. Key assumptions used to estimate the fair value of stock options will include the exercise price of the award, the fair value of our common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our common stock. We use our company’s own data among other information to estimate the expected price volatility and the expected forfeiture rate. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Loss per share

We calculate basic loss per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. Basic and diluted net loss per share for September 30, 2014 and September 30, 2013 was (0.23) and (0.04), respectively.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

September 30, 2014
Annual dividend yield	—
Expected life (years)	1.69
Risk-free interest rate	0.55%
Expected volatility	431%

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2014
	September 30,	Using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$358,000	$—	$358,000	$—
Total	$358,000	$—	$358,000	$—

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

New accounting pronouncements not yet adopted

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments is ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide elated footnote disclosures. The amendments in this standard are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We are evaluating the effect, if any; adoption of ASU No. 2014-15 will have on our condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in ASU 2014-16 clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The amendments in this standard are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are evaluating the effect, if any; adoption of ASU No. 2014-16 will have on our condensed consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in ASU 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendment in this standard is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. We are evaluating the effect, if any; adoption of ASU No. 2014-17 will have on our condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendment in this standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are evaluating the effect, if any, adoption of ASU No. 2015-02 will have on our condensed consolidated financial statements.

3. Concentration

Customers

For the three months ended September 30, 2014, our Company earned revenues of $2,664. A significant portion of our Company's revenue is derived from a small number of customers. For the three months ended September 30, 2014, sales to one of our Company's customers accounted for 100% of sales. For the three months ended September 30, 2013, our Company earned net revenues of $47,402. A significant portion of our Company's revenue is derived from a small number of customers. For the months ended September 30, 2013, sales to three of our Company's customers accounted for over 75% of net sales. The reduction in sales was due to the preparation in the acquisition.

Suppliers

For the three months ended September 30, 2013, all of our tree free paper products were purchased from SCPC and their contract manufacturers. Although there were no additional purchases for the three months ended September 30, 2014, the company will maintain to utilize SCPC as a supplier while continuing to search for additional suppliers.

4. Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of September 30, 2014, there were no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

On May 24, 2014, the Labor Commissioner, State of California issued an Order, Decision or Award of the Labor Commissioner against the Company in the amount of $56,365. The Company is in the process of settling this claim and believes any amount of settlement paid would not be likely to have a material adverse effect on our financial position, results of operations or cash flows as the amount was previously accrued by the Company.

On October 28, 2014, the Company entered into a settlement agreement, which was effective October 28, 2014, to resolve a judgment against the Company via the issuance of 502,533, and restricted shares a $30,000 cash payment. No changes have occurred as of the filing date of this report.

On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company, Lovitt & Hannan, Inc. Salary Deferral Plan FBO J. Thomas Hannan, Attorney at Law 401K Plan and Trust, and Kevin M. Kearney. The Company’s former CEO, Scott Lantz, was also named in the suit. The complaint alleges Hannan was induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit. The Company still continues to vigorously defend against such claims. No changes have occurred as of the filing date of this report.

5. Convertible Notes

As of September 30, 2014 and June 30, 2014 the balance owing on convertible notes was $425,000 and $525,000 respectively. The convertible promissory notes must be repaid by our Company within six months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note-holders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. As of September 30, 2014, one convertible promissory note, in the amount of $100,000, was converted to restricted common shares.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

			As of September 30, 2014
Note Type and Investor
14% Notes Convertible at $0.50	Due Date		Balance	Discount	Carrying Value

Convertible Note	7	/1/2016	$25,000	$—	$25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	40,000	—	40,000
Convertible Note	7	/1/2016	50,000	—	50,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	6	/18/2014	25,000	—	25,000
Convertible Note	6	/18/2014	25,000	—	25,000
Convertible Note	12	/28/2014	25,000	—	25,000
Convertible Note	7	/1/2016	10,000	—	10,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/31/2014	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	100,000	—	100,000

Total Convertible Promissory			$425,000		$425,000
Notes

6. Derivative liabilities

The derivative liabilities is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. As of September 30, 2014 and June 30, 2014, the derivative liabilities was $358,000 and $228,237, respectively. The Company recorded $136,737 loss from changes in derivative liability during the nine months ended September 30, 2014. The Black-Scholes model with the following assumption inputs:

September 30, 2014
Annual dividend yield	—
Expected life (years)	1.69
Risk-free interest rate	0.55%
Expected volatility	431%

7. Stock warrants

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

On various dates during June 2014 and September 2014 the Company and holders of certain convertible notes agreed to cancel warrants to purchase common shares in the company and to extend the due dates on the Notes to July 1, 2016. $0.50 warrants and “Bonus Warrants” priced at $0.01, as defined in the original Convertible Note Purchase Agreements we cancelled pertaining to the Note and warrants acquired on the following dates for the following Convertible Notes and amounts. In total, 13,750 warrants at $0.50 and 25,000 “Bonus Warrants at $0.01 were cancelled.

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	$180,000	$0.20
Granted	-	-
Exercised	-	-
Forfeited	38,750	0.09
Outstanding at September 30, 2014	$141,250	$-

Following is a summary of the status of warrants outstanding at September 30, 2014:

Date Issued	Exercise Price	Number of Shares	Expiration Date
8/17/12	$ 0.01	6,250	7/1/2016
8/20/12	$ 0.01	6,250	7/1/2016
9/10/12	$ 0.01	10,000	7/1/2016
9/13/12	$ 0.01	12,500	7/1/2016
9/18/12	$ 0.01	6,250	7/1/2016
10/5/12	$ 0.01	2,500	7/1/2016
10/25/12	$ 0.01	6,250	7/1/2016
10/31/12	$ 0.01	6,250	10/31/2014
1/31/13	$ 0.01	6,250	7/1/2016
10/22/12	$ 0.01	25,000	7/1/2016
10/31/12	$ 0.50	3,750	10/31/2014
8/24/12	$ 0.50	50,000	8/24/2016

Total warrants as of September 30, 2014
		141,250

8. Note payable to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of September 30, 2014 and June 30, 2014, the loan balance was $25,982.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

9. Production line of credit

As part of our agreement with SCPC for a production line of credit, SCPC has provided our Company with access to a portion of the overall credit line to allow us to purchase product for inventory purposes, without the need for customer purchase orders as a requirement to order product from its contract manufacturer. This portion production line of credit was initially set at $300,000, bear interest at 5% interest per quarter and a 4% usage charge, and require payment 30 days after receipt of funds from our customer. As of September 30, 2014 and June 30, 2014, the balances of production line of credit were $0 and 324,000 respectively. The ability to borrow on the facility had been cancelled in the three months ended September 30, 2014 due to minimal activity. There was no interest expense for the production line of credit for the three months ended September 30, 2014 and September 30, 2013.

10. Debt settlement

During the quarter ended September 30, 2014, the Company resolved a debt of $105,753 with the issuance of 1,057,534 at fair market value of $105,753 and incurred loss in settlement of $634,520 restricted common shares, the shares was not issued until December 19, 2014.

During the quarter ended September 30, the Company resolved a debt of $26,000 with the issuance of 520,000 at fair market value of $62,400 and incurred loss in settlement of $36,400 restricted common shares, the share was not issued until December 19, 2014.

11. Related party transactions

On July 17, 2014, the Company sold 4,500,000 shares of restricted common stock to an accredited investor for $50,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended. The purchasing entity was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTER NATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is a consultant.

On August 7, 2014, the Company lent funds in the amount of $135,000 to SWC Group, a company under common control that would later be acquired by Sugarmade Inc., to aid in debt restructuring.

On August 7, 2014, the Company issued 900,000 shares of restricted common stock to settle all debt with debtor at fair market value of 630,000 and incurred loss in settlement of 377,294, pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On August 7, 2014, the Company issued 2,500,000 shares of restricted common stock to an accredited investor for their services pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

On August 7, 2014, the Company issued 2,840,000 shares of restricted common stock to settle balance owed on line of credit at fair market value of $1,988,000 and incurred loss in settlement of $1,714,000, pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On August 7, 2014, the Company issued 1,113,918 shares of restricted common stock at fair market value of $779,743 to an accredited investor to settle debt and incurred loss in settlement of $668,351, pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

12. Common shares reserved for future issuances

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2014:

Common shares to be issued under conversion feature	4,001,170
Common shares to be issued under $0.01 warrants	87,500
Common shares to be issued under $0.50 warrants	53,750
Total common shares reserved for future issuance	4,142,420

13. Commitments and contingencies

Outstanding annual lease amounts due under our lease agreement for our fiscal year ended June 30, 2014 for the 12 months is $39,000.

14. Subsequent events

On October 15, 2015, the Company sold 833,333 shares of restricted common stock to an accredited investor for $25,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On October 7, 2015, the Company sold 1,250,000 shares of restricted common stock to an accredited investor for $25,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On October 2, 2015, the Company sold 1,000,000 shares of restricted common stock to an accredited investor for $30,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On August 27, 2015, the Company sold 2,500,000 shares of restricted common stock to an accredited investor for $50,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

On July 22, 2015, the Company sold 2,500,000 shares of restricted common stock to an accredited investor for $50,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On July 20, 2015, the Company entered in a Memorandum of Understanding (MOU) to acquire Bao Coc International Paper and Plastic Company Limited a manufacture of high-grade post consumer paper products, including napkins, for the U.S. food industry. Under the terms of the non-binding MOU, the Company will acquire 100% of Bao Coc International Paper and Plastic Company Limited in exchange for a combination of cash, restricted common shares of the Company and a long-term profit sharing incentive to the management team of Bao Coc International Paper and Plastic Company Limited.

On July 14, 2015, the Company sold 1,666,667 shares of restricted common stock to an accredited investor for $50,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On July 1, 2015, the Company granted a consultant, Katherine Zuniga and/or K Marie Marketing, LLC, 3,000,000 restricted shares for marketing and sales related consulting services.

On July 1, 2015, the Company entered into a consulting agreement with Katherine Zuniga and/or K Marie Marketing, LLC, providing for compensation of 3,000,000 restricted shares for marketing and sales related services as of October 1, 2015 and 2,000,000 restricted shares services as of January 1, 2016.

On May 20, 2015, the Company announced the signing of a product supply and licensing agreement with FreeHand Trays, LLC of Golden Valley, MN. Under the terms of the agreement, the Company becomes a major distributor of the FreeHand ThumbTray, a unique food service and advertising product. The Company has begun marketing and manufacturing of the product.

On October 23, 2014, The Board approved a resolution reappointing directors to the Company’s Board and ratified the approval by the majority stockholders pointing directors by written consent in lieu of the meeting of shareholders.

On October 23, 2014, The Board received notification that the majority stockholders approved the appointing of directors by written consent in lieu of the meeting of shareholders. The following table sets forth the name, age, and current position of the directors elected by the Written Consent:

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

On July 30, 2015, the Company completed a series of transactions receiving proceeds of $2,000,000 for sales of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The offering was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. The funds received were used for general working capital purposes and to accelerate order deliveries to customers.

On July 30, 2015, the Company issued 500,000 of Serie B Convertible Preferred Stock for $500,000.

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

On February 25, 2015, the Company the Company sold 1,000,000 shares of restricted common stock to an accredited investor for $20,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On February 20, 2015, the Company issued 500,000 of Serie B Convertible Preferred Stock for $500,000.

On February 20, 2015, the Company resolved a debt of $30,000 with the issuance of 1,000,000 restricted common shares. (These shares were issued to Brian Fang on 2/20/2015 for EB5 consulting for Li Yin Lin)

On January 23, 2015, the Company issued 500,000 of Serie B Convertible Preferred Stock for $500,000.

On January 23, 2015, the Company resolved a debt of $30,000 with the issuance of 1,000,000 restricted common shares.

On January 1, 2015, the Company granted a consultant, Katherine Zuniga and/or K Marie Marketing, LLC 2,000,000 restricted shares for marketing-related consulting services.

On December 5, 2014, the Company issued 500,000 of Serie B Convertible Preferred Stock for $500,000.

On December 5, 2014, the Company resolved a debt of $30,000 with the issuance of 1,000,000 restricted common shares. (These shares were issued to Nancy Kwong for EB5 consulting for Zheng zhao )

On October 28, 2014, the Company resolved a debt of $28,528 through the issuance of 570,556 restricted common shares.

On October 28, 2014, the Company resolved a debt of $13,274 through the issuance of 256,480 restricted common shares.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

On December 31, 2014, the Company elected Mr. Er Wang as Audit Committee Chair, to serve until his successor is duly elected and qualified. Mr. Wang will serve as the sole member of the Audit Committee until additional qualified Directors can be nominated and ratified for service on the Board and/or Audit Committee.

On December 31, 2014 the Company resolved a debt of $41,629 through the issuance of 1,040,731 shares of common stock, pursuant to the terms of a promissory note dated July 11, 2012 where the creditor provided $36,000 of financing to the Company.

On December 23, 2014, the Board approved the issuance of 10,492,460 shares as part of a management and employees retention stock award program.

On December 19, 2014, the Company resolved a debt of $30,000 with the issuance of 1,000,000 restricted common shares.

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

On October 28, 2014, the Company resolved debts related to former employees and/or contractors through the issuance of 4,841,901 restricted common shares. Shares were issued December 19, 2014.

On October 28, 2014, the Company converted $275,000 of short-term debt into 15,277,778 common shares. The holder of the debt was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is currently employed as an independent consultant.

On October 28, 2014, the Company converted $75,000 of short-term debt into 4,166,666 common shares. The holder of the debt was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is currently employed as an independent consultant.

On October 28, 2014, the Company converted $200,000 of short-term debt into 10,000,000 common shares.

Effective October 28, 2014, the Board of Directors of the Company executed the final Acquisition and Share Exchange Agreement (the “Share Exchange Agreement”) ratifying the Pending Acquisition. Under the terms of the Share Exchange Agreement the Company shall issue 71,000,000 shares 60 days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the 3 month period ending September 30, 2014 did not fall below a level equal to 70% of the revenues for the 3 month period ending September 30, 2013. As of December 19, 2014, the Company issued 71,000,000 shares at fair value of $7,810,000.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

15. Acquisition of SWC Group, Inc, dba CarryOutSupplies.com

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, which does business as CarryOutSupplies.com. CarryOutSupplies.com is a producer and wholesaler of custom printed and generic takeout supplies. CarryOutSupplies.com, which services more than 32,500 takeout establishments, restaurants and other food service operators, is headquartered at 167 N Sunset Ave, City of Industry, CA 91744, with two additional warehouse locations in Southern California. The acquisition closed on October 28, 2014. On this date the Board of Directors of the Company executed the final Acquisition and Share Exchange Agreement (the “Share Exchange Agreement”) ratifying the Pending Acquisition. Under the terms of the Share Exchange Agreement the Company will issue Thirty Five Million (35,000,000) common shares of the Company to the holders of CarryOutSupplies.com in exchange for all of the outstanding shares in CarryOutSupplies.com. The number of Company shares exchanged shall be modified to Forty Million (40,000,000) shares Thirty (30) days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the three (3) month period ending June 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending June 30, 2013. The number of shares exchanged shall be modified to Seventy One Million (71,000,000) Seventy Five (75) days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the three (3) month period ending September 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending September 30, 2013. As of the date of this filing, all of the 71,000,000 shares had been issued to the owners of CarryOutSupplies.com.

CarryOutSupplies.com is a producer and wholesaler of custom printed and generic takeout supplies. CarryOutSupplies.com, which services more than 3,000 takeout establishments, restaurants and other food service operators, is headquartered at 167 N Sunset Ave, City of Industry, CA 91744, with two additional warehouse locations in Southern California. With the merger behind the Company now, we are in the process of rolling out three new verticals under the corporate umbrella; state side manufacturing and printing, ad support products, and online restaurant supplies catalogue. All of which is leveraging the strength of Sugarmade’s core business.

The acquisition was accounted as transactions between entities under common control in accordance with ASC Topic 805-50-25 since both Sugarmade and CarryOutSupplies.com had one common major shareholder and officer and accounted as pooling of interest. When accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests, shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. The acquisition closing date was October 28, 2014, since there were no material transactions from October 28, 2014 to October 31, 2014, and for convenience of reporting the acquisition for accounting purposes, October 31, 2014 has been designated as the acquisition date.  The following table summarizes the carrying values of the assets acquired and a liability assumed at the date of acquisition (or transfer):

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Cash	$39,925
Accounts receivable	452,112
Inventory	1,008,252
Other current assets	44,052
Loan receivables	302,521
Fixed assets	211,694
Security deposit	33,281
Accounts payable	(1,489,757)
Credit card payable	(438,972)
Loans payable	(443,584)
Other payables	(362,203)
Long term notes payables	(460,000)
Net assets at carrying value:	$(1,102,679)

The following unaudited pro forma consolidated results of operations of the Company and SWC Group for the three months ended September 30, 2014 and 2013, presents the operations of the Company and SWC Group as if the acquisition of SWC Group occurred on July 1, 2013, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	Three Months ended Sept 30,
	2014	2013
	(Unaudited)
Net sales	$729,545	$972,337

Net loss	$(6,101,251)	$(590,457)

Basic and diluted weighted average shares outstanding	109,770,473	109,770,473

Basic and diluted net loss per share	$(0.06)	$(0.01)

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

The Company’s primary business had been that of a distributor of paper products that are derived from non-wood sources. Our third party contract manufacturer uses agricultural residuals, namely bagasse (derived from sugar cane) and bamboo, as opposed to wood products, significantly reducing the manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products.

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, which does business as CarryOutSupplies.com, which is a producer and wholesaler of custom printed and generic takeout supplies. CarryOutSupplies.com, which services more than 3,000 takeout establishments, restaurants and other food service operators, is headquartered at 167 N Sunset Ave, City of Industry, CA 91744, with two additional warehouse locations in Southern California. The acquisition closed on October 28, 2014.

With this merger completed, the Company is in process of rolling out three new verticals under the corporate umbrella; 1) state side manufacturing and printing, 2) ad support products, and 3) online restaurant supplies catalogue. All of which leverage the strength of Sugarmade’s core business and its extensive customer base.

Stateside manufacturing and printing.

Our core business is providing smaller restaurants and take-out food organizations small order custom printing and packaging. Many of these organizations believe that custom printing and branding is out of reach and the major players in the food service. This untapped market is prime for the taking with over 340,000 establishments throughout the US. By bringing custom printing state side, we are able to be more nimble; reducing turnaround times and accommodating for smaller quantity orders. At the same time, this dramatically reduces our ocean freight costs, thus increasing our margins on these smaller orders compared to orders that involve overseas custom printing operations and international shipping. We believe we will be able to substantial grow our organization by servicing this sector.

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

We have already established relationships with over 3,000 takeout establishments, restaurants and other food service operators in the United States. We see an opportunity to not limit our services to just custom printed take-out supplies but to expand our services and offerings beyond of that. We plan to start another online website to give our customers a one stop shop to help them run their business. It will be a premier website where customers can find all items unique to their industry. The online restaurant supply store will offer over 20,000 SKU’s of restaurant equipment and supplies ranging from heavy duty commercial stoves to cleaning supplies. This will continue our path to servicing the underserviced sector of the takeout and restaurant industries.

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Sugarmade-CA. Our Company purchased Sugarmade-CA on May 9, 2011. As of September 30, 2014, we had no other operations other than those of Sugarmade-CA. Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2014 and 2013. Certain columns may not add due to rounding.

Three Months ended September 30,
	2014	2013

Net Sales	$2,664	$47,402
Cost of Goods Sold	1,325	73,471
Gross Profit (Loss)	1,339	(26,069)
Operating Expenses	2,283,512	503,762
Loss from Operation	(2,282,173)	(529,931)
Other Income (Expenses)	(3,578,151)	60,946
Net Loss	(5,860,324)	(468,884)

Revenues

For the three-month periods ending September 30, 2014 and September 30, 2013, revenues were $2,664 and $47,402, respectively. The decreases in revenue was due to curtailment of certain operations as the Company prepared for restructuring.

Cost of goods sold

For the three-month periods ending September 30, 2014 and September 30, 2013, costs of goods sold were $1,325 and $73,471, respectively. The decreases in were due to curtailment of certain operations as the Company prepared for restructuring.

Gross profit (loss)

For the three months period ending September 30, 2014 and September 30, 2013, gross profit were $1,339 and ($26,069), respectively. The variances were due to curtailment of certain operations as the Company prepared for restructuring.

Selling, general and administrative expenses

For the three-month periods ending September 30, 2014 and September 30, 2013, selling, general and administrative expenses were $2,283,512 and $503,762, respectively. The decreases in were due to curtailment of certain operations as the Company prepared for restructuring.

Other non-operating income (expense) and interest expense and interest income

The Company had total non-operating expense of $3,578,151 and non-operating income $60,946 for the three months ending September 30, 2014 and September 30, 2013, respectively. The change in non-operating expense and income was mainly due to loss from settlement of multiple debts through issuance of restricted common shares.

Net loss

Net loss totaled $5,860,324 and $468,884, respectively, for the three-month periods end September 30, 2014 and September 30, 2013, respectively. The significant reduction in losses was attributed to the Company ceasing partial operations in order to prepare for restructuring.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of September 30, 2014, our Company had cash balance of $503, current assets totaling $239,864 and total assets of $250,364. We had current and total liabilities totaling $1,679,688. Stockholders’ equity reflected a deficit of $1,429,324.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2014 and 2013:

	2014	2013
Cash (used in) provided by:
Operating activities	$(134,497)	$(85,075)
Investing activities	$—	$—
Financing activities	$135,000	$(74,018)

Net cash used by operating activities was ($134,497) for the three months ending September 30, 2014, and ($85,075) for the three months ending September 30, 2013. The decrease of net cash flows used in operating activities resulted mainly from the curtailment of certain operations we the Company prepared for restructuring. Sales operated at minimal levels while expenditures increased due to preparation for restructuring.

Net cash provided by financing activities totaled $135,000 for the three-month period ended September 30, 2014. Net cash used in financing activities totaled ($74,018) for the three-month period ended September 30, 2013. The difference in cash used was due to proceeds from issuance of common stock as well a multitude of debts were settled through issuance of shares.

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

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2014. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 1 – RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this herein before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the market price of our common stock could decline, and you may lose all or part of your investment. You should also read the section entitled “Special Notes Regarding Forward-Looking Statements” below for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

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

ITEM 2 –UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On August 7, 2014, the Company issued 900,000 shares of restricted common stock to settle all debt with debtor at fair market value of 630,000 and incurred loss in settlement of 337,294, pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On August 7, 2014, the Company issued 2,500,000 shares of restricted common stock to an accredited investor for their services pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On August 7, 2014, the Company issued 2,840,000 shares of restricted common stock to settle balance owed on line of credit at fair market value of $1,988,000 and incurred loss in settlement of $1,714,000, pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

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

On July 21, 2014, the Company sold 1,250,000 shares of restricted common stock to an accredited investor for $25,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On July 17, 2014, the Company sold 1,250,000 shares of restricted common stock to an accredited investor for $25,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On August 7, 2014, the Company issued 1,113,918 shares of restricted common stock at fair market value of $779,743 to an accredited investor to settle debt and incurred loss in settlement of $668,351, pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

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

Sugarmade, Inc., a Delaware corporation

November 25, 2015	By:	/s/ Jimmy Chan
Jimmy Chan CEO, CFO, and Director