Form 10-Q
period 2014-12-31
Sugarmade, Inc.
filed 2016-02-04
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2014

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

At February 2, 2016 there were 177,987,658 shares outstanding of the issuer's common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2014

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

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this quarterly report under the caption "Risk Factors," below, and elsewhere in this quarterly report, which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this quarterly report.

PART 1: Financial Information

 Item I

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2014	2014
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$20,899	$—
Accounts receivable, net	132,878	11,487
Inventory, net	544,298	69,319
Other current assets	131,946	—

Total current assets	830,021	80,806

Equipment, net	143,917	—
Other assets	33,781	10,500

Total assets	$1,007,718	$91,306

Liabilities and Stockholders' Deficiency
Current liabilities:
Bank overdraft	$32,255	$—
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	2,238,303	1,042,766
Accounts payable - related party	34,223	—
Customer deposits	229,718	—
Accrued interest	239,674	206,387
Accrued compensation and personnel related payables	11,403	373,455
Production line of credit	—	324,000
Notes payable due to others	320,000	186,000
Loan payable	612,689	—
Convertible notes payable, net	425,000	525,000
Derivative liabilities	258,000	228,237

Total liabilities	4,427,247	2,911,827

Stockholders’ deficiency:
Common stock payable	503,297	—
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized, 151,545,710 and 10,538,555 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively)	151,546	10,539
Additional paid-in capital	16,001,485	8,329,959
Accumulated deficit	(20,075,857)	(11,161,018)

Total stockholders' deficiency	(3,419,529)	(2,820,521)

	$1,007,718	$91,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenues, net	$543,111	$23,349	$544,569	$70,751

Cost of goods sold:
Materials and freight costs	406,151	14,085	407,476	87,556

Total cost of goods sold	406,151	14,085	407,476	87,556

Gross profit (loss)	136,960	9,264	137,093	(16,805)

Operating expenses:
Selling, general and administrative expenses	1,044,870	25,684	3,328,382	529,446

Total operating expenses	1,044,870	25,684	3,328,382	529,446

Loss from operations	(907,909)	(16,420)	(3,191,289)	(546,252)

Non-operating income (expense):
Interest expense:	(11,488)	(29,326)	(22,336)	(61,882)
Interest income:	—	—	—	50
Change in fair value of derivative liabilities	100,000	61,000	(36,737)	154,452
Commission	4,703	—	4,703	—
Loss on extinguishment of debt	(2,239,821)	—	(5,670,387)	—
Other income	—	—	1,207	—

Total non-operating income (expense)	(2,146,606)	31,674	(5,723,550)	92,620

Net income (loss)	$(3,054,515)	$15,254	$(8,914,839)	$(453,631)

Basic net income (loss) per share	$(0.06)	$0.00	$(0.23)	$(0.04)
Diluted net income (loss) per share	$(0.06)	$0.00	$(0.23)	$(0.04)

Basic weighted average common shares outstanding	52,996,256	10,538,526	38,545,234	10,538,526
Diluted weighted average common shares outstanding *	52,996,256	10,538,526	38,545,234	10,538,526

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share due to the fact the issuance of the shares is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUGARMADE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the six months ended December 31, 2014 and 2013

(Unaudited)

	For the six months ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,914,839)	$(453,631)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on extinguishment of liability	5,670,387	—
Change in fair value of derivative liability	36,737	(154,452)
Stock compensation expense	541,668	—
Issuance of common stock for service fee	2,155,000	—
Depreciation expense	—	2,320
Allowance for doubtful accounts	—	41,187
Provision for inventory obsolescence	—	39,306
Changes in operating assets and liabilities	—	—
Accounts receivable	267,008	(10,427)
Inventory	55	46,834
Undeposited funds	10,749	—
Employee advance	2,150	—
Prepaid expense	276	—
Other assets	(135,745)	14,035
Bank overdraft	32,255	—
Accounts payable and accrued liabilities	(316,923)	482,396
Company credit card	(6,129)	—
Customer deposits	(4,479)	—
Payroll liabilities	9,456	—
Sales tax payable	44	—
Accrued compensation and personnel related payables	—	(154,089)
Accrued interest	38,418	60,701

Net cash used in operating activities	(613,912)	(85,820)

Cash flows from investing activities:
Loan receivables	91,971	—
Cash acquired from acquisition of SWC	209,214	—

Net cash provided by investing activities	301,185	—

Cash flows from financing activities:
Proceeds from issuance of common stock	270,000	—
Proceeds from loan	63,625	(124,018)
Proceeds from production line of credit	—	50,000

Net cash provided by (used in) financing activates	333,625	(74,018)

Net increase (decrease) in cash	20,899	(159,838)

Cash, beginning of period	—	159,381

Cash, end of period	$20,899	$(457)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$121
Income taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Debts settled through shares issuance	$1,838,056	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc.  Our Company, Sugarmade, Inc. operates through our subsidiary, Sugarmade, Inc., a California corporation (“Sugarmade - CA”). Our Company is principally engaged in the business of marketing and distributing environmentally friendly non-tree-based paper products. We are parties to an Exclusive License and Supply Agreement (“LSA”) with Sugar Cane Paper Company (“SCPC”), a company located in the People’s Republic of China. SCPC and their contract suppliers produce our products and is a holder of intellectual property rights and patents in the area of developing and manufacturing paper from non-wood sources. We also obtained the rights (within the designated territories) to the Sugarmade brand name and trademarks. Sugarmade-CA’s primary product is 100% tree-free copy paper in various sizes, however our Company plans to offer other tree-free paper products in the near future.

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group (“SWC”), Inc., a California Corporation, which does business as CarryOutSupplies.com.

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

As of the end of the reporting period, December 31, 2014, we were involved in several businesses including the supply of products to the quick service restaurant sub-sector of the restaurant industry and as a distributor of paper products derived from non-wood sources. We are headquartered in City of Industry, California, a suburb of Los Angeles, with two additional warehouse locations in Southern California. As of date of this filing, we employ 25 full and part-time workers and contractors.

Our main subsidiary CarryOutSuppies.com, is a producer and wholesaler of custom printed and generic supplies servicing more than 3,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

We are also a distributor of paper made from 100% reclaimed sugarcane fiber, enhanced with bamboo. Sugarcane fiber, called bagasse, is a discarded byproduct of sugar cane production. Our third-party contract manufacturer uses these materials, as opposed to wood products significantly reducing its manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products.

We also hold a product supply and licensing agreement FreeHand® ThumbTray™ for the western part of the United States.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2014, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2014, filed on May 20, 2015. The interim results for the period ended December 31, 2014 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SWC. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the six months ended December 31, 2014 and for the fiscal year ended June 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 605, Revenue Recognition. Revenue is recognized when an arrangement and a determinable fee occur, and when collection is considered to be probable and products are delivered or title has been transferred. This generally occurs upon shipment of the merchandise, which is when legal transfer of title occurs. In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met. We currently have a consignment arrangement with two of our customers. We record revenue on consignment goods when the consigned goods are sold by the consignee and all other above mentioned revenue recognition criteria have been satisfied. Cash deposits received in connection with the sales of our products prior to their being delivered or acceptance if applicable is recorded as deferred revenue.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had allowances of accounts receivable of $70,772 as of December 31, 2014 and June 30, 2014.

Inventory

Inventory consists of finished goods paper and paper-based products such as paper cups and food containers ready for sale and is stated at the lower of cost or market. We value our inventory using the weighted average costing method. Our Company's policy is to include as a part of inventory any freight incurred to ship the product from our contract manufacturers to our warehouses. Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative expenses. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of December 31, 2014 and June 30, 2014, the balance for the inventory totaled $544,298 and $69,319, respectively. No amounts were recognized as an obsolescence reserve at December 31, 2014 and June 30, 2014.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2014.

Stock based compensation

Stock based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We estimate the fair value of employee stock options granted using the Black-Scholes-Merton Option Pricing Model. Key assumptions used to estimate the fair value of stock options will include the exercise price of the award, the fair value of our common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our common stock. We use our company’s own data among other information to estimate the expected price volatility and the expected forfeiture rate. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Loss per share

Basic Earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). 1,073,995 potential shares issuable upon conversion of convertible debts and 73,625 potential shares issuable upon exercising of warrants were excluded in calculating diluted loss per share for the six months ended December 31, 2014 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss. 850,000 potential shares issuable upon conversion of convertible debts and 70,573 potential shares issuable upon exercising of warrants were excluded in calculating diluted loss per share for the three months ended December 31, 2014 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

December 31, 2014
Annual dividend yield	—
Expected life (years)	1.47
Risk-free interest rate	0.65%
Expected volatility	407%

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2014
	December 31,	Using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$258,000	$—	$258,000	$—
Total	$258,000	$—	$258,000	$—

June 30, 2014
Annual dividend yield	—
Expected life (years)	1.29
Risk-free interest rate	0.16%
Expected volatility	109%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2014
	June 30,	Using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$228,237	$—	$228,237	$—
Total	$228,237	$—	$228,237	$—

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – paper and paper-based products such as paper cups, cup lids, food containers, etc.

New accounting pronouncements not yet adopted

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments is ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this standard are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We are evaluating the effect, if any; adoption of ASU No. 2014-15 will have on our condensed consolidated financial statements.

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

3. Concentration

Customers

For the three and six months ended December 31, 2014, our Company earned net revenues of $543,111 and $544,569 respectively. The vast majority of these revenues were derived from a large number of customers. A significant percentage of the revenues and accounts receivable relate to one customer of the Company, which is SWC’s customer. This customer accounted for 12% of revenues for the three and six months ended December 31, 2014.

For the three and six months ended December 31, 2013, our Company earned net revenues of $23,349 and $70,751 respectively. Three customers accounted over 75% of the net sales for the six months and two customers accounted for 86% of the net sales for the three months ended December 31, 2013. The revenues only reflect prior to the acquisition of SWC, and were revenues from Sugarmade, Inc.

Suppliers

For the three months and six months ended December 31, 2013, all of our tree free paper products were purchased from a single contract manufacturer and there were no additional purchases from them for the three months and six months ended December 31, 2014.

For the three months ended December 31, 2014, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent. This supplier accounted for 66% of the Company’s total inventory purchased in the second quarter of 2014.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

4. Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of December 31, 2014, there were no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

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

On May 24, 2014, the Labor Commissioner, State of California issued an Order, Decision or Award of the Labor Commissioner against the Company in the amount of $56,365.. On October 28, 2014, the Company entered into a settlement agreement, which was effective October 28, 2014, to resolve a judgment against the Company via the issuance of 502,533 restricted shares and a $30,000 cash payment.

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

5. Convertible Notes

As of December 31, 2014 and June 30, 2014 the balance owing on convertible notes was $425,000 and $525,000 respectively. The convertible promissory notes must be repaid by our Company within six months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note-holders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. As of December 31, 2014, one convertible promissory note, in the amount of $100,000, was converted to restricted common shares.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

		As of December 31, 2014
Note Type and Investor
14% Notes Convertible at $0.50	Due Date	Balance	Discount	Carrying Value

Convertible Note	7/1/2016	$25,000	$—	$25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	40,000	—	40,000
Convertible Note	7/1/2016	50,000	—	50,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	6/18/2014	25,000	—	25,000
Convertible Note	6/18/2014	25,000	—	25,000
Convertible Note	12/28/2014	25,000	—	25,000
Convertible Note	7/1/2016	10,000	—	10,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/31/2014	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	100,000	—	100,000

Total Convertible Promissory Notes		$425,000		$425,000

6. Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. As of December 31, 2014 and June 30, 2014, the derivative liability was $258,000 and $228,237, respectively. The Company recorded $100,000 gain and $61,000 gain from changes in derivative liability during the three months ended December 31, 2014 and 2013, respectively; and recorded $36,737 loss and $154,452 gain for the six months ended December 31, 2014, and 2013, respectively. The Black-Scholes model with the following assumption inputs:

December 31, 2014
Annual dividend yield	—
Expected life (years)	1.47
Risk-free interest rate	0.65%
Expected volatility	407%

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

7. Stock warrants

In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 50,000 shares of common stock at $0.50 per share, and two-year warrants purchasing up to a total of 81,250 shares of common stock at $0.01 per share. For purposes of accounting for the detachable warrants issued in connection with the convertible notes, the fair value of the warrants was estimated using the Black-Scholes-Merton option pricing formula. The value of all warrants granted at the date of issuance totaled $508,413 and was recorded as a discount to the notes payable. The amount will be amortized over the nine month term of the respective convertible note as additional interest expense.

On various dates during June 2014 and December 2014 the Company and holders of certain convertible notes agreed to cancel warrants to purchase common shares in the company and to extend the due dates on the Notes to July 1, 2016. $0.50 warrants and “Bonus Warrants” priced at $0.01, as defined in the original Convertible Note Purchase Agreements we cancelled pertaining to the Note and warrants acquired on the following dates for the following Convertible Notes and amounts. In total, 48,750 warrants at $0.50 and 25,000 “Bonus Warrants at $0.01 were cancelled.

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	$180,000	$0.20
Granted	—	—
Exercised	—	—
Forfeited September 30, 2014	38,750	0.09
Forfeited December 31, 2014	10,000	0.04
Outstanding at December 31, 2014	$131,250	$0.04

Following is a summary of the status of warrants outstanding at December 31, 2014:

Date Issued	Exercise Price	Number of Shares	Expiration Date
8/17/12	$0.01	6,250	7/1/2016
8/20/12	$0.01	6,250	7/1/2016
9/10/12	$0.01	10,000	7/1/2016
9/13/12	$0.01	12,500	7/1/2016
9/18/12	$0.01	6,250	7/1/2016
10/5/12	$0.01	2,500	7/1/2016
10/25/12	$0.01	6,250	7/1/2016
1/31/13	$0.01	6,250	7/1/2016
10/22/12	$0.01	25,000	7/1/2016
8/24/12	$0.50	50,000	8/24/2016

Total warrants as of December 31, 2014		131,250

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

8. Note payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of December 31, 2014 and June 30, 2014, the loan principal balance was $25,982, payable upon demand.

Note payable due to others

On January 23, 2013, the Company entered into a promissory note with Mira Ablaza (a former employee of the Company owns less than 5% of the Company’s stock). The original principal amount was $40,000 and the note bore no interest. At December 31, 2014, the outstanding balance was $25,000. The note was payable upon demand.

On January 28, 2013, the Company entered into a promissory note with David Troung (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $150,000 and the interest rate on the note was 10%. The note is due on December 31, 2015.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six months. However, this note was now payable upon demand per the oral agreement with the lender.

On January 3, 2014, the Company entered into a promissory note with David Troung (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $70,000 and the interest rate on the note was 10%. The note is due on December 31, 2015.

On January 13, 2014, the Company entered into a promissory note with Tsz Ming Wong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of 24 months and is due on January 13, 2016.

On January 13, 2014, the Company entered into a promissory note with Michael Yeh (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $30,000 and the note bore no interest. The note had a term of 24 months and is due on January 13, 2016.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

9. Debt settlements

On August 7, 2014, the Company resolved a debt from line of credit of $274,000 through the issuance of 2,840,000 restricted common shares at fair value of $343,640 with a loss of $1,714,000.

On August 7, 2014, the Company resolved a debt of $47,500 through the issuance of 3,000,000 restricted common shares at fair value of $363,000 with no gain or loss recognized.

On August 7, 2014, the Company resolved a debt of $111,392 through the issuance of 1,113,918 restricted common shares at fair value of $779,743 with a loss of $668,351.

On August 7, 2014, the Company resolved a debt of $252,706 through the issuance of 900,000 restricted common shares at fair value of $108,900 with a loss of $377,295.

On October 28, 2014, the Company resolved a debt of $28,528 through the issuance of 570,556 restricted common shares at fair value of $11,411 with a gain of $17,117.

On October 28, 2014, the Company resolved a debt of $13,274 through the issuance of 265,480 restricted common shares at fair value of $5,310 with a gain of $7,965.

On October 28, 2014, the Company converted $275,000 of short-term debt into 15,277,778 common shares at fair value of $1,665,078 with a loss of $1,390,078. The holder of the debt was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is currently employed as an independent consultant.

On October 28, 2014, the Company converted $75,000 of short-term debt into 4,166,666 common shares at fair value of $452,239 with a loss of $377,239. The holder of the debt was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is currently employed as an independent consultant.

On October 28, 2014, the Company resolved debts related to former employees and/or contractors through the issuance of 4,841,901 restricted common shares at fair value of $532,609 with a loss of $192,474. Shares were issued December 19, 2014.

On October 28, 2014, a note holder converted $200,000 of short-term debt into 10,000,000 common shares at fair value of $1,089,245 with a loss of $889,245.

On November 28, 2014, the Company resolved debts related to consulting services through the issuance of 2,500,000 restricted common shares at fair value of $150,000 with no gain or loss recognized.

On December 5, 2014, the Company resolved a debt of $30,000 with the issuance of 1,000,000 restricted common shares at fair value of $80,000 with no gain or loss recognized.

On December 19, 2014, the Company resolved a debt of $105,753 through the issuance of 1,057,534 restricted common shares at fair value of $116,329 with a loss of $10,575.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

On December 19, 2014, the Company resolved a debt of $33,373 through the issuance of 667,466 restricted common shares at fair value of $73,421 with a loss of $40,048.

On December 19, 2014, the Company resolved a debt of $393 through the issuance of 7,855 restricted common shares at fair value of $157 with a gain of $236.

On December 19, 2014, the Company resolved a debt of $26,000 through the issuance of 520,000 restricted common shares at fair value of $39,000 with a loss of $36,400.

10. Shares issued for service

On December 23, 2014, the Board approved the issuance of 10,492,460 shares as part of a management and employees retention stock award program. The stock price was $0.04 on the approval day. The Company recorded $541,668 stock compensation expense for the six months ended December 31, 2014.

On September 18, 2013, the Board approved the issuance of 2,500,000 restricted common shares as the compensation for consulting service. The stock price was $0.7 on the approval day. The Company recorded $1,750,000 stock compensation expense for the six months ended December 31, 2014.

On January 15, 2014, the Board approved the issuance of 1,500,000 restricted common shares as the compensation for consulting service. The stock price was $0.07 on the approval day. The Company recorded $405,000 stock compensation expense for the six months ended December 31, 2014.

11. Common shares issued for equity financing

On August 7, 2014, the Company issued 8,750,000 restricted common shares for equity financing of $210,000.

On September 9, 2014, the Company issued 4,500,000 restricted common shares for equity financing of $50,000.

On December 19, 2014, the Company issued 900,000 restricted common shares for equity financing of $10,000.

12. Common shares reserved for future issuances

The following table summarizes shares of our common stock reserved for future issuance at December 31, 2014:

Common shares to be issued under conversion feature	6,667,662
Common shares to be issued under $0.01 warrants	81,250
Common shares to be issued under $0.50 warrants	50,000
Total common shares reserved for future issuance	6,798,912

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

13. Related party transactions

On December 23, 2014, the Board approved the issuance of 10,492,460 shares as part of a management and employees retention stock award program. The stock price was $0.04 on the approval day. The Company recorded $541,668 stock compensation expense for the six months ended December 31, 2014.

On October 28, 2014, the Company converted $275,000 of short-term debt into 15,277,778 common shares at fair value of $1,665,078 with a loss of $1,390,078. The holder of the debt was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is currently employed as an independent consultant.

On October 28, 2014, the Company converted $75,000 of short-term debt into 4,166,666 common shares at fair value of $452,239 with a loss of $377,239. The holder of the debt was LMK CAPITAL LLC, DBA PREMIER PAPER & PLASTIC INTERNATIONAL (“LMK”), a Company in which our CEO, Jimmy Chan, is currently employed as an independent consultant.

In addition, at December 31, 2014, the Company had outstanding balance of $20,000 from one of its directors and $168,307 from LMK Capital, LLC for its working capital needs. These borrowings bore no interest, and were payable upon demand.

14. Loans payable

On August 14, 2009, SWC entered a loan agreement with a bank for $50,000 with maturity on August 14, 2016. The loan had an annual interest rate of 7% with monthly payment of $754.66. At December 31, 2014, the outstanding balance under this loan was $14,883.

On March 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on January 1, 2017. The monthly payment is $434.60. At December 31, 2014, the outstanding balance under this loan was $10,364.

On July 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $254.61. At December 31, 2014, the outstanding balance under this loan was $7,038.

On March 5, 2013, SWC entered an auto loan agreement with a financial service company for $32,312. The loan had monthly payment of $538.52, bore no interest with maturity on March 5, 2018. At December 31, 2014, the outstanding balance under this loan was $20,464.

On April 30, 2014, SWC entered a promissory note agreement with a bank for its working capital needs with maturity on August 3, 2015. The principal amount of the loan was $228,000 and the repayment amount was $303,240 with daily payment of $963. At December 31, 2014, the outstanding balance under this loan was $126,157.

On September 3, 2014, SWC entered an agreement with a lending company for its working capital needs with maturity on March 6, 2015. The principal amount of the loan was $200,000 and the repayment amount was $279,800 with daily payment of $2,331,67. At December 31, 2014, the outstanding balance under this loan was $75,993.

On December 18, 2014, SWC entered an agreement with a lending company for its working capital needs with maturity on May 28, 2015. The principal amount of the loan was $125,000 and the repayment amount was $174,875 with daily payment of $1,457. At December 31, 2014, the outstanding balance under this loan was $116,256.

In addition, at December 31, 2014, the Company borrowed $20,000 from one of its directors, $168,307 from LMK Capital, LLC and $53,227 from others for its working capital needs. These borrowings bore no interest, and were payable upon demand.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

15. Commitments and contingencies

On April 1, 2010, the Company entered into a lease for general office and warehouse in City of Industry, California with a lease term of three years. The Company renewed the lease to March 31, 2016. Monthly rent was $11,583 up to March 31, 2015. Monthly rent increased to $11,884 from April 1, 2015 to March 31, 2016.

On June 1, 2014, the Company entered into another lease for a warehouse in El Monte, California with a lease term of two years. Monthly rent was $5,250.

On November 1, 2009, the Company entered into a lease for general office and warehouse in City of Industry, California with a lease term of one year and four months. The Company renewed the lease on a month-to-month basis with monthly rent of $2,250 after June 1, 2015.

Future minimum annual rental payments required under operating leases as of December 31, 2014 were as below (by year):

2015	$230,455
2016	61,902
Total	$292,357

16. Other events

On December 31, 2014, the Company elected Mr. Er Wang as Audit Committee Chair, to serve until his successor is duly elected and qualified. Mr. Wang will serve as the sole member of the Audit Committee until additional qualified Directors can be nominated and ratified for service on the Board and/or Audit Committee.

17. Acquisition of SWC Group, Inc

On July 16, 2014 the Company entered into an agreement to acquire City of Industry, California based SWC Group, Inc., a California Corporation, which does business as CarryOutSupplies.com. CarryOutSupplies.com is a producer and wholesaler of custom printed and generic takeout supplies. CarryOutSupplies.com, which services more than 32,500 takeout establishments, restaurants and other food service operators, is headquartered at 167 N Sunset Ave, City of Industry, CA 91744, with two additional warehouse locations in Southern California. The acquisition closed on October 28, 2014. On this date, the Board of Directors of the Company executed the final Acquisition and Share Exchange Agreement (the “Share Exchange Agreement”) ratifying the Pending Acquisition. Under the terms of the Share Exchange Agreement, the Company will issue Thirty Five Million (35,000,000) common shares of the Company to the holders of CarryOutSupplies.com in exchange for all of the outstanding shares in CarryOutSupplies.com. The number of Company shares exchanged shall be modified to Forty Million (40,000,000) shares Thirty (30) days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the three (3) month period ending June 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending June 30, 2013. The number of shares exchanged shall be modified to Seventy One Million (71,000,000) Seventy Five (75) days after the effective date of this Share Exchange Agreement should CarryOutSupplies.com demonstrate revenues for the three (3) month period ending September 30, 2014 did not fall below a level equal to 70% of the revenues for the three (3) month period ending September 30, 2013. As of the date of this filing, all of the 71,000,000 shares had been issued to the owners of CarryOutSupplies.com.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

With the merger behind the Company now, we are in the process of rolling out three new verticals under the corporate umbrella; state side manufacturing and printing, ad support products, and online restaurant supplies catalogue. All of which is leveraging the strength of Sugarmade’s core business.

The acquisition was accounted as transactions between entities under common control in accordance with ASC Topic 805-50-25 since both Sugarmade and CarryOutSupplies.com had one common major shareholder and officer. When accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests, shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. The following table summarizes the carrying values of the assets acquired and a liabilities assumed at the date of acquisition (or transfer):

Cash	$209,214
Accounts receivable	388,399
Inventory	475,034
Other current assets	44,033
Security deposit	23,281
Loan receivables	312,521
Fixed assets	143,916
Intangible assets	3,039
Accounts payable	(1,727,870)
Credit card payable	(420,773)
Due to Sugarmade	(135,000)
Customer deposits	(234,197)
Loans payable	(529,064)
Other payables	(297,047)
Long term notes payables	(460,000)
Net assets at carrying value:	$(2,204,514)

The following unaudited pro forma consolidated results of operations of the Company and SWC Group for the six and three months ended December 31, 2014 and 2013, presents the operations of the Company and SWC Group as if the acquisition of SWC Group occurred on July 1, 2013, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months ended December 31,
	2014	2013
	(Unaudited)
Net sales	$1,154,773	$1,538,997
Net loss	$(3,163,484)	$(49,324)

	Six Months ended December 31,
	2014	2013
	(Unaudited)
Net sales	$3,318,974	$5,028,396
Net income (loss)	$(9,143,793)	$210,851

18. Subsequent events

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

On July 30, 2015, the Company issued 500,000 of Serie B Convertible Preferred Stock for $500,000.On July 22, 2015, the Company sold 2,500,000 shares of restricted common stock to an accredited investor for $50,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On July 20, 2015, the Company entered in a Memorandum of Understanding (MOU) to acquire Bao Coc International Paper and Plastic Company Limited, a manufacture of high-grade post consumer paper products, including napkins, for the U.S. food industry. Under the terms of the non-binding MOU, the Company will acquire 100% of Bao Coc International Paper and Plastic Company Limited in exchange for a combination of cash, restricted common shares of the Company and a long-term profit sharing incentive to the management team of Bao Coc International Paper and Plastic Company Limited.

On July 14, 2015, the Company sold 1,666,667 shares of restricted common stock to an accredited investor for $50,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On July 1, 2015, the Company entered into a consulting agreement with Katherine Zuniga and/or K Marie Marketing, LLC, providing for compensation of 3,000,000 restricted shares for marketing and sales related services to be earned as of the agreement date, 3,000,000 restricted shares for marketing and sales related services to be earned as of October 1, 2015, and 2,000,000 restricted shares for marketing and sales related services to be earned as of January 1, 2016.

On May 20, 2015, the Company announced the signing of a product supply and licensing agreement with FreeHand Trays, LLC of Golden Valley, MN. Under the terms of the agreement, the Company becomes a major distributor of the FreeHand ThumbTray, a unique food service and advertising product. The Company has begun marketing and manufacturing of the product.

On April 1, 2015, the Company completed a series of transactions and amended its Articles of Incorporation creating a series of preferred stock of 10,000,000 shares, which shall be designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Series B will not be eligible for dividends. Five years from the date of issue (the "Conversion Date"), assuming the Series B investor is approved for l-526 under the U.S Government’s EB-5 Investment Program, each Preferred Share will automatically convert into that number of Common Shares having a "fair market value" of the Initial Investment plus a five (5) percent annualized return on Initial Investment. Fair market value will be determined by averaging the closing sale price of a Common Share for the 40 trading days immediately preceding the date of conversion on the U.S. stock exchange on which Common Shares are publicly traded. As of this report date, the Company issued 1,500,000 shares of Series B Convertible Preferred Stock for the proceeds of $1,500,000 ($500,000 each on January 23, 2015, February 20, 2015 and April 9, 2015, respectively). The offering was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. The funds received were used for general working capital purposes and to accelerate order deliveries to customers.

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

On January 1, 2015, the Company granted a consultant, Katherine Zuniga and/or K Marie Marketing, LLC, 2,000,000 restricted shares for marketing and sales related consulting services, effective immediately on the agreement date.

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

Stateside manufacturing and printing

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

Employees and consultants

As of the end of Fiscal 2014 the Company had no full or part-time employees, aside from executive management. All work relating to the Company was carried on by the Board and by consultants. As of the date of this filing, the combined Company employs 25 full and part-time workers.

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

	For the three months ended		For the six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Net Sales	543,111	23,349	544,569	70,751
Cost of Goods Sold:	406,151	14,085	407,476	87,556
Gross margin	136,960	9,264	137,093	(16,805)
Operating Expenses	1,044,870	25,684	3,328,382	529,446
Loss From Operations	(907,909)	(16,420)	(3,191,289)	(546,252)
Other Income (Expense):	(2,146,606)	31,674	(5,723,550)	92,620
Net loss	(3,054,515)	15,254	(8,914,839)	(453,631)

Revenues

For the three-month periods ending December 31, 2014 and December 31, 2013, revenues were $543,111 and $23,349, respectively. For the six-month periods ending December 31, 2014 and December 31, 2013, revenues were $544,569 and $70,751 respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 17.

Cost of goods sold

For the three-month periods ending December 31, 2014 and December 31, 2013, costs of goods sold were $406,151 and $14,085, respectively. For the six-month periods ending December 31, 2014 and December 31, 2013, cost of goods sold were $407,476 and $87,556 respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 17.

Gross profit (loss)

For the three months period ending December 31, 2014 and December 31, 2013, gross profit were $136,960 and $9,264, respectively. For the six-month periods ending December 31, 2014 and December 31, 2013, gross profit (loss) was $137,093 and ($16,805) respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 17.

Selling, general and administrative expenses

For the three-month periods ending December 31, 2014 and December 31, 2013, selling, general and administrative expenses were $1,044,870 and $25,684, respectively. For the six-month periods ending December 31, 2014 and December 31, 2013, selling, general and administrative expenses were $3,328,382 and $ 529,446 respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 17.

Other non-operating income (expense) and interest expense and interest income

The Company had total non-operating expense of $2,146,606 and non-operating income $31,674 for the three months ending December 31, 2014 and December 31, 2013, respectively. For the six-month periods ending December 31, 2014 and December 31, 2013, non-operative expenses were $5,723,550 and $92,620 respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 17.

Net loss

Net loss totaled $3,054,515 for the three-month periods end December 31, 2014 compared to a net gain of $15,254 for the three-month periods end December 31, 2013. For the six-month periods ending December 31, 2014 and December 31, 2013, net loss totaled $8,914,839 and $453,631 respectively. The significant gain in losses was attributed to the Company ceasing partial operations in order to prepare for restructuring and merger with SWC, acquisition expenses incurred from merger with SWC, and a loss incurred by the acquired business during the period.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of December 31, 2014, our Company had cash balance of $20,899, current assets totaling $830,021 and total assets of $1,007,718. We had current and total liabilities totaling $4,427,247. Stockholders’ equity reflected a deficit of $3,419,529.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2014 and 2013:

	2014	2013
Cash (used in) provided by:
Operating activities	$(613,912)	$(85,820)
Investing activities	$301,185	$—
Financing activities	$333,625	$(74,018)

Net cash used in operating activities was ($613,912) for the six months ending December 31, 2014, and ($85,820) for the six months ending December 31, 2013. The decrease of net cash flows used in operating activities resulted mainly from the curtailment of certain operations as the Company prepared for restructuring and new acquisition. Sales of the Sugarmade Paper product operated at minimal levels while expenditures increased due to preparation for restructuring.

Net cash provided by investing activities was $301,185 for the six months ended December 31, 2014 and no cash was used during the six months ended December 31, 2013 for investing activities. We had $209,214 cash inflow from the acquisition of SWC during the six months ended December 31, 2014.

Net cash provided by financing activities totaled $333,625 for the six-month period ended December 31, 2014. Net cash used in financing activities totaled ($74,018) for the six-month period ended December 31, 2013. The increase in cash inflow was due to proceeds from issuance of common stock as well as the proceeds from the loans.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were ineffective due to the Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

We have taken, and are continuing to take, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements.

Notwithstanding the above identified material weakness, the Company’s management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sugarmade, Inc., a Delaware corporation

February 2, 2016	By:	/s/ Jimmy Chan
Jimmy Chan CEO, CFO, and Director