Form 10-Q
period 2015-03-31
Sugarmade, Inc.
filed 2016-03-07
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015

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

At March 3, 2016, there were 178,685,388 shares outstanding of the issuer's common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

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

PART 1: Financial Information

 Item I

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2015	2014
	(Unaudited)	(Audited)

Assets
Current assets:
Cash	$25,236	$—
Accounts receivable, net	354,151	11,487
Inventory, net	207,695	69,319
Other current assets	171,734	—

Total current assets	758,816	80,806

Equipment, net	143,917	—
Other assets	33,781	10,500

Total assets	$936,514	$91,306

Liabilities and Stockholders' Deficiency

Current liabilities:
Bank overdraft	$12,727	$—
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,543,797	1,042,766
Accounts payable - related party	34,223	—
Customer deposits	270,860	—
Accrued interest	230,553	206,387
Accrued compensation and personnel related payables	11,403	373,455
Production line of credit	—	324,000
Notes payable due to others	230,000	186,000
Loans payable	302,859	—
Convertible notes payable, net	425,000	525,000
Derivative liabilities	471,000	228,237

Total liabilities	3,558,404	2,911,827

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized,
none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized,
152,545,710 and 10,538,555 shares issued and outstanding
at March 31, 2015 and June 30, 2014, respectively	152,546	10,539
Additional paid-in capital	16,107,388	8,329,959
Shares to be issued	2,113,297	—
Accumulated deficit	(20,995,121)	(11,161,018)

Total stockholders' deficiency	(2,621,890)	(2,820,521)

Total liabilities and stockholders' deficiency	$936,514	$91,306

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues, net	$985,679	$3,025	$1,530,248	$73,776

Cost of goods sold:
Materials and freight costs	706,526	2,026	1,114,002	89,583

Total cost of goods sold	706,526	2,026	1,114,002	89,583

Gross profit (loss)	279,153	999	416,246	(15,807)

Operating expenses:
Selling, general and administrative expenses	888,838	82,187	4,217,220	611,633

Total operating expenses	888,838	82,187	4,217,220	611,633

Loss from operations	(609,685)	(81,188)	(3,800,974)	(627,440)

Non-operating income (expense):
Interest expense	(11,375)	(29,205)	(33,711)	(91,087)
Interest income	—	—	—	50
Change in fair value of derivative liabilities	(213,000)	(86,000)	(249,737)	68,452
Commission	1,362	—	6,065	—
Loss on extinguishment of debt	(86,903)	—	(5,757,290)	—
Other income	337	—	1,544	—

Total non-operating expense	(309,579)	(115,205)	(6,033,129)	(22,585)

Net loss	$(919,264)	$(196,393)	$(9,834,103)	$(650,025)

Basic net loss per share	$(0.01)	$(0.02)	$(0.13)	$(0.06)
Diluted net loss per share	$(0.01)	$(0.02)	$(0.13)	$(0.06)

Basic weighted average common shares outstanding	151,934,599	10,538,526	76,248,978	10,538,526
Diluted weighted average common shares outstanding *	151,934,599	10,538,526	76,248,978	10,538,526

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share due to the fact the issuance of the shares is anti-dilutive.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

SUGARMADE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the nine months ended March 31, 2015 and 2014
(Unaudited)

	For the nine months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,834,103)	$(650,025)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on extinguishment of liability	5,757,290	—
Change in fair value of derivative liability	249,737	(68,452)
Stock compensation expense	681,668	—
Issuance of common stock for service fee	2,155,000	—
Depreciation expense	—	2,809
Allowance for doubtful accounts	—	41,186
Provision for inventory obsolescence	—	39,306
Changes in operating assets and liabilities
Accounts receivable	194,507	(13,452)
Inventory	336,658	48,860
Undeposited funds	3,912	—
Employee advance	2,625	—
Prepaid expense	18,850	—
Other assets	(135,000)	14,035
Bank overdraft	12,727	—
Accounts payable and accrued liabilities	(935,256)	563,498
Company credit card	(71,574)	—
Customer deposits	36,663	—
Payroll liabilities	28,142	—
Sales tax payable	(1,514)	—
Accrued compensation and personnel related payables	—	(153,037)
Accrued interest	49,793	89,906

Net cash used in operating activities	(1,449,876)	(85,366)

Cash flows from investing activities:
Loan receivables	39,971	—
Cash acquired from acquisition of SWC	209,214	—

Net cash provided by investing activities	249,185	—

Cash flows from financing activities:
Proceeds from issuance of common stock	290,000	—
Proceeds from loan	(444,073)	(124,018)
Proceeds from note payable	(90,000)	—
Proceeds from EB-5 investment	1,470,000	—
Proceeds from production line of credit	—	50,000

Net cash provided by (used in) financing activites	1,225,927	(74,018)

Net decrease in cash	25,236	(159,381)

Cash, beginning of period	—	159,381

Cash, end of period	$25,236	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$121
Income taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Debts settled through shares issuance	$1,838,056	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc.  Our Company, Sugarmade, Inc. operates through our subsidiary, Sugarmade, Inc., a California corporation (“SWC Group, Inc., - CA”). As of the end of the reporting period, March 31, 2015, we were involved in several businesses including the supply of products to the quick service restaurant sub-sector of the restaurant industry and as a distributor of paper products derived from non-wood sources. We are headquartered in City of Industry, California, a suburb of Los Angeles, with two additional warehouse locations in Southern California. As of date of this filing, we employ 21 full and part-time workers and contractors.

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

Our main business operation, CarryOutSuppies.com, is a producer and wholesaler of custom printed and generic supplies servicing more than 3,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector.

CarryOutSupplies.com was founded in 2009 when the founders gained first-hand experience within the restaurant industry of the difficulty for restaurant owners to acquire custom printed supplies at a reasonable cost. Many quick service restaurants wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost prohibitive. With that in mind, carry out supplies was founded to provide products to this underserved section of the market. Since that time, the company has become a key supplier to many popular U.S. franchises, particularly in the frozen dessert segments. The company estimates it holds approximately 40% market share of generic and printed products within the take out frozen yogurt and ice cream industries. We also hold a product supply and licensing agreement FreeHand® ThumbTray™ for the western part of the United States.

We are also a distributor of paper made from 100% reclaimed sugarcane fiber, enhanced with bamboo. Sugarcane fiber, called bagasse, is a discarded byproduct of sugarcane production. Sugarmade, Inc. was founded in 2010. As is explained below, in 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today. Relative to Sugarmade Paper, our third-party contract manufacturer uses bagasse and bamboo, as opposed to wood products significantly reducing its manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products. Our primary focus for this business unit as of filing of this report is the organization and administration of fundraisers and paper drives for schools, non-profits and other institutions.

During February 2016, we completed the first phase of a new initiative to significantly expand the scope of our product offerings. The new product offering, www.CaliRestaurantSupplies.com, is an e-commerce platform that will launch during the first calendar quarter of 2016. Upon launch, we plan to expand the product offering to an additional 5,000 products, with a total of 8,000 products available on the site over the coming months.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2014, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2014, filed on May 20, 2015. The interim results for the period ended March 31, 2015 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SWC. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the nine months ended March 31, 2015 and for the fiscal year ended June 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had allowances of accounts receivable of $70,772 as of March 31, 2015 and June 30, 2014.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of March 31, 2015 and June 30, 2014, the balance for the inventory totaled $207,695 and $69,319, respectively. No amounts were recognized as an obsolescence reserve at March 31, 2015 and June 30, 2014.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of March 31, 2015.

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

Loss per share

Basic Earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). 1,000,420 potential shares issuable upon conversion of convertible debts and 73,364 potential shares issuable upon exercising of warrants were excluded in calculating diluted loss per share for the nine months ended March 31, 2015 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss. 850,000 potential shares issuable upon conversion of convertible debts and 71,626 potential shares issuable upon exercising of warrants were excluded in calculating diluted loss per share for the three months ended March 31, 2015 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

March 31, 2015
Annual dividend yield	—
Expected life (years)	1.23
Risk-free interest rate	0.26%
Expected volatility	396%

	Carrying Value	Fair Value Measurements at
	As of	March 31, 2015
	March 31,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$471,000	$—	$471,000	$—
Total	$471,000	$—	$471,000	$—

June 30, 2014
Annual dividend yield	—
Expected life (years)	1.29
Risk-free interest rate	0.16%
Expected volatility	109%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2014
	June 30,	Using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$228,237	$—	$228,237	$—
Total	$228,237	$—	$228,237	$—

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

3. Concentration

Customers

For the three and nine months ended March 31, 2015, our Company earned net revenues of $985,679 and $1,530,248 respectively. The vast majority of these revenues were derived from a large number of customers. A significant percentage of the revenues and accounts receivable relate to one customer of the Company, which is SWC’s customer. This customer accounted for 29% and 23% of revenues for the three and nine months ended March 31, 2015, respectively.

For the three and nine months ended March 31, 2014, our Company earned net revenues of $3,025 and $73,776, respectively. A significant portion of our Company's revenue is derived from a small number of customers. For the three months ended March 31, 2014, sales to one of the Company's customers accounted for 100% of net sales. For the nine months ended March 31, 2014, sales to one of the Company's customers accounted for more than 75% of net sales. The revenues only reflect prior to the acquisition of SWC, and were revenues from Sugarmade, Inc.

Suppliers

For the three months and nine months ended March 31, 2015, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent. Two suppliers accounted for 54% and 18% of the Company’s total inventory purchase in the three months ended March 31, 2015, respectively. These two suppliers accounted for 60% and 15% of the Company’s total inventory purchase in the nine months ended March 31, 2015, respectively.

For the three and nine month periods ended March 31, 2014, all of our tree free paper products were purchased from one supplier and its contract manufacturers.

4. Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of March 31, 2015, there were no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

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

5. Convertible Notes

As of March 31, 2015 and June 30, 2014 the balance owing on convertible notes was $425,000 and $525,000 respectively. The convertible promissory notes must be repaid by our Company within six months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note-holders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. As of March 31, 2015, one convertible promissory note, in the amount of $100,000, was converted to restricted common shares.

			As of March 31, 2015
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
Notes

6. Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. As of March 31, 2015 and June 30, 2014, the derivative liability was $471,000 and $228,237, respectively. The Company recorded $213,000 loss and $86,000 loss from changes in derivative liability during the three months ended March 31, 2015 and 2014, respectively; and recorded $249,737 loss and $68,452 gain for the nine months ended March 31, 2015 and 2014, respectively. The Black-Scholes model with the following assumption inputs:

March 31, 2015
Annual dividend yield	—
Expected life (years)	1.23
Risk-free interest rate	0.26%
Expected volatility	396%

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	$180,000	$0.20
Granted	—	—
Exercised	—	—
Forfeited September 30, 2014	38,750	0.09
Forfeited December 31, 2014	10,000	0.04
Outstanding at March 31, 2015	$131,250	$0.04

Following is a summary of the status of warrants outstanding at March 31, 2015:

Date Issued		Exercise Price	Number of Shares	Expiration Date
8	/17/12	$0.01	6,250	7	/1/2016
8	/20/12	$0.01	6,250	7	/1/2016
9	/10/12	$0.01	10,000	7	/1/2016
9	/13/12	$0.01	12,500	7	/1/2016
9	/18/12	$0.01	6,250	7	/1/2016
10	/5/12	$0.01	2,500	7	/1/2016
10	/25/12	$0.01	6,250	7	/1/2016
1	/31/13	$0.01	6,250	7	/1/2016
10	/22/12	$0.01	25,000	7	/1/2016
8	/24/12	$0.50	50,000	8	/24/2016

Total warrants as of March 31, 2015			131,250

8. Note payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of March 31, 2015 and June 30, 2014, the loan principal balance was $25,982.

Note payable to others

On January 23, 2013, the Company entered into a promissory note with Mira Ablaza (a former employee of the Company owns less than 5% of the Company’s stock). The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of March 31, 2015, this note had a balance of $25,000.

On January 28, 2013, the Company entered into a promissory note with David Troung (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $150,000 and the interest rate on the note was 10%. The note was due on December 31, 2015 and became payable upon demand after December 31, 2015. As of March 31, 2015, this note had a balance of $30,000.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six months. However, this note was now payable upon demand per the oral agreement with the lender.

On January 3, 2014, the Company entered into a promissory note with David Troung (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $70,000 and the interest rate on the note was 10%. The note was due on December 31, 2015 and became payable upon demand after December 31, 2015.

On January 13, 2014, the Company entered into a promissory note with Tsz Ming Wong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016.

On January 13, 2014, the Company entered into a promissory note with Michael Yeh (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $30,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, whom owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one year and was due on January 14, 2016, and became payable upon demand after January 14, 2016.

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

On October 28, 2014, the Company resolved debts related to former employees and/or contractors through the issuance of 4,841,901 restricted common shares at fair value of $532,609 with a loss of $268,622. Shares were issued December 19, 2014.

On October 28, 2014, a note holder converted $200,000 of short-term debt into 10,000,000 common shares at fair value of $1,089,245 with a loss of $900,000.

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

10. Shares issued for service

On March 19, 2015, the Board approved the issuance of 1,000,000 restricted common shares as the compensation for consulting service. The stock price was $0.07 on the approval day. The Company recorded $30,000 stock compensation expense for the nine months ended March 31, 2015.

On February 1, 2015, the Company entered a consulting service agreement with an individual for the issuance of 1,000,000 restricted common shares as the compensation for its consulting service. The stock price was $0.10 on the approval day. The Company recorded $30,000 stock compensation expense for the nine months ended March 31, 2015.

On January 1, 2015, the Company entered a consulting and marketing agreement with a consulting firm for the issuance of 2,000,000 restricted common shares in exchange for the marketing and sales related services. The stock price was $0.04 on the approval day. The Company recorded $80,000 stock compensation expense for the nine months ended March 31, 2015.

On December 23, 2014, the Board approved the issuance of 10,492,460 shares as part of a management and employees retention stock award program. The stock price was $0.04 on the approval day. The Company recorded $541,668 stock compensation expense for the nine months ended March 31, 2015.

On January 15, 2014, the Company entered a consulting service agreement with an individual for the issuance of 1,500,000 restricted common shares as the compensation for its consulting service. The stock price was $0.07 on the approval day. The Company recorded $405,000 stock compensation expense for the nine months ended March 31, 2015.

On September 18, 2013, the Board approved the issuance of 2,500,000 restricted common shares as the compensation for management service. On November 11, 2014, the Company and the consultant entered an amendment to the management agreement and both party agreed the 2,500,000 shares would be rewarded to the consult at his resignation date. The stock price was $0.7 on the approval day. The Company recorded $1,750,000 stock compensation expense for the nine months ended March 31, 2015.

11. Common shares issued for equity financing

On August 7, 2014, the Company issued 8,750,000 restricted common shares for equity financing of $210,000.

On September 9, 2014, the Company issued 4,500,000 restricted common shares for equity financing of $50,000.

On December 19, 2014, the Company issued 900,000 restricted common shares for equity financing of $10,000.

On February 25, 2015, the Company issued 1,000,000 restricted common shares for equity financing of $20,000.

12. Common shares reserved for future issuances

The following table summarizes shares of our common stock reserved for future issuance at March 31, 2015:

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

In addition, at March 31, 2015, the Company had outstanding balance of $63,060 from one of its directors, and $12,583 from one major shareholder’s family member for its working capital needs. These borrowings bore no interest, and were payable upon demand.

14. Loans payable

On August 14, 2009, SWC entered a loan agreement with a bank for $50,000 with maturity on August 14, 2016. The loan had an annual interest rate of 7% with monthly payment of $754.66. At March 31, 2015, the outstanding balance under this loan was $12,867.

On March 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on January 1, 2017. The monthly payment is $434.60. At March 31, 2015, the outstanding balance under this loan was $9,170.

On July 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $254.61. At March 31, 2015, the outstanding balance under this loan was $6,394.

On March 5, 2013, SWC entered an auto loan agreement with a financial service company for $32,312. The loan had monthly payment of $538.52, bore no interest with maturity on March 5, 2018. At March 31, 2015, the outstanding balance under this loan was $18,849.

On April 30, 2014, SWC entered a promissory note agreement with a bank for its working capital needs with maturity on August 3, 2015. The principal amount of the loan was $228,000 and the repayment amount was $303,240 with daily payment of $963. At March 31, 2015, the outstanding balance under this loan was $79,347.

On September 3, 2014, SWC entered an agreement with a lending company for its working capital needs with maturity on March 6, 2015. The principal amount of the loan was $200,000 and the repayment amount was $279,800 with daily payment of $2,331.67. At March 31, 2015, this loan was paid in full.

On December 18, 2014, SWC entered an agreement with a lending company for its working capital needs with maturity on May 28, 2015. The principal amount of the loan was $125,000 and the repayment amount was $174,875 with daily payment of $1,457. At March 31, 2015, the outstanding balance under this loan was $27,362.

In addition, at March 31, 2015, the Company had outstanding balance of $63,060 borrowed from one of its directors, $12,583 from one major shareholder’s family member, $20,000 from LMK Capital, LLC, and $53,227 from others for its working capital needs. These borrowings bore no interest, and were payable upon demand.

15. Shares to be issued

In December 2014, the Company was obligated to issue 10,492,460 restricted common shares for employee compensation based on the Employee Retention Stock Award Program with fair value of $461,668.

In December 2014, the Company was obligated to issue 1,040,731 restricted common shares to settle a debt of $41,629. The shares were issued on April 24, 2015.

At March 31, 2015, the Company was obligated to issue 1,500,000 shares of Series B Convertible Preferred Stock for three EB-5 investments with the total amount of $1,500,000. The Company received $1,470,000 proceeds during the nine months ended March 31, 2015 with fair value of $1,470,000.

On January 1, 2015, the Company entered a consulting and marketing agreement with a consulting firm for the issuance of 2,000,000 restricted common shares in exchange for the marketing and sales related services. The Company was obligated to issue 2,000,000 restricted shares with fair value of $80,000 at March 31, 2015.

On February 1, 2015, the Company entered a consulting service agreement with an individual for the issuance of 1,000,000 restricted common shares as the compensation for its consulting service. The Company was obligated to issue 1,000,000 restricted shares with fair value of $30,000 at March 31, 2015.

On March 19, 2015, the Board approved the issuance of 1,000,000 restricted common shares as the compensation for consulting service. The stock price was $0.07 on the approval day. The Company was obligated to issue 1,000,000 restricted shares with fair value of $30,000 at March 31, 2015.

16. Commitments and contingencies

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

Future minimum annual rental payments required under operating leases as of March 31, 2015 were as below (by year):

2015	$232,108
2016	10,500
Total	$242,608

17. Other events

On December 31, 2014, the Company elected Mr. Er Wang as Audit Committee Chair, to serve until his successor is duly elected and qualified. Mr. Wang will serve as the sole member of the Audit Committee until additional qualified Directors can be nominated and ratified for service on the Board and/or Audit Committee.

18. Acquisition of SWC Group, Inc.

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

The acquisition was accounted as transactions between entities under common control in accordance with ASC Topic 805-50-25 since both Sugarmade and CarryOutSupplies.com had one common major shareholder and officer. When accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests, shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. The following table summarizes the carrying values of the assets acquired and liabilities assumed at the date of acquisition (or transfer):

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

The following unaudited pro forma consolidated results of operations of the Company and SWC Group for the nine and three months ended March 31, 2015 and 2014, presents the operations of the Company and SWC Group as if the acquisition of SWC Group occurred on July 1, 2013, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	Three Months ended March 31,
	2015	2014
	(Unaudited)
Net sales	$984,472	$1,379,551
Net loss	$(919,263)	$(1,107,371)

	Nine Months ended March 31,
	2015	2014
	(Unaudited)
Net sales	$4,303,446	$6,407,947
Net income (loss)	$(10,063,056)	$(896,520)

19. Subsequent events

On September 25, 2015, the Company entered into a consulting agreement with Tony Thai & George Zuo, respectively. The term is from the date of the agreement through June 30, 2016. Stock compensation to each shall be 10% of all revenue generated by a Restaurant Supplies website as of June 30, 2016, which will equal the restricted stock award (“Stock Award”). The consultant shall receive restricted common shares of the Company in the amount of the Stock Award, unless the amount of the Stock Award is less than $50,000, in which case the amount of the Restricted Stock Award shall be assumed to be $50,000. The share price at which the stock will be awarded shall be the average closing trading price of the common shares on the 22 trading days preceding June 30, 2016. As of June 30, 2016, the consultant shall receive a bonus amount equaling 7.5% of the net profitability of the website if the profitability margins of the business exceed 5% on a full year.

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

On August 27, 2015, the Company sold 2,500,000 shares of restricted common stock to each of two accredited investors for $50,000 each pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

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

On July 30, 2015, the Company issued 500,000 of Series B Convertible Preferred Stock for $500,000.

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

On June 1, 2015, Adam Levy signed a note conversion request to convert a convertible note into 46,466 restricted shares to settle a debt of $2,248. The Company issued the shares on June 4, 2015.

On June 1, 2015, Nathan Financial, LLC signed a note conversion request to convert a convertible note into 112,291 restricted shares to settle a debt of $5,432. The Company issued the shares on June 4, 2015.

On May 27, 2015, SWC entered into a Payment Rights Purchase and Sale Agreement with ESBF California, LLC (“ESBF”) with a principal amount of $275,000 and daily payment of $2,854. ESBF would directly debit the daily payment from the bank account of SWC until the total amount of $376,750 has been reached, which would be considered the full repayment including interest.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

The Company’s primary business, via its CarryOutSupplies.com business operation, is providing custom and generic printed supplies for the quick service sector of the restaurant industry, with an emphasis on yogurt and ice cream establishments. Many of these establishments are underserved by the larger suppliers that usually require restaurant customers to order large quantities of custom and generic printed paper and other products. CarrryOutSupplies allows these smaller establishments to gain the marketing and advertising benefits of customized printed products without tying up large amounts of working capital.

The Company is in process of significantly increasing the number of products offered to the restaurant industry. Whereas the current product emphasis is limited mainly to custom and generic printed items, a new division of the Company, called CaliRestaurantSupplies.com, will expand both the number of products offered and the target market for the Company. The Company already services approximately 2,500 takeout establishments, restaurants, and other food service operators via a product offering of approximately 2,000 items. CaliRestaurantSupplies will expand the Company’s target market to include virtually every type of restaurant and institutional food service operation and the scope of products offered to include virtually every type of non-food product purchased by restaurants. The Company plans to offer over 6,000 products by mid-calendar 2016 and over 20,000 products by year-end via its CailRestaurantSupplies.com website.

The Company’s is also a distributor printer and copier paper derived from non-wood sources via its Sugamade Paper product. Third party contract manufacturers use agricultural residuals, namely bagasse (derived from sugar cane) and bamboo, as opposed to wood products, significantly reducing the manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products. The Company markets this tree free paper product via school and organization fund-raisers and directly to corporations and institutions.

In October of 2014, Sugarmade entered into an agreement to acquire City of Industry, California based S W C Group, Inc., a California Corporation, which does business as CarryOutSupplies.com.

Employees and consultants

The company employees approximately 25 full-time and part-time workers, and consultants, most of whom work within the City of Industry headquarters location.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Sugarmade-CA. Our Company purchased Sugarmade-CA on May 9, 2011. As of the date of this filing, we had no other operations other than those of Sugarmade-CA. Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2015 and 2014. Certain columns may not add due to rounding.

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Net Sales	985,679	3,025	1,530,248	73,776
Cost of Goods Sold:	706,526	2,026	1,114,002	89,583
Gross margin	279,153	999	416,246	(15,807)
Operating Expenses	888,838	82,187	4,217,220	611,633
Loss From Operations	(609,685)	(81,188)	(3,800,974)	(627,440)
Other Income (Expense):	(309,579)	(115,205)	(6,033,129)	(22,585)
Net loss	(919,264)	(196,393)	(9,834,104)	(650,025)

Revenues

For the three-month periods ending March 31, 2015 and March 31, 2014, revenues were $985,679 and $3,025, respectively. For the nine-month periods ending March 31, 2015 and March 31, 2014, revenues were $1,530,248 and $73,776 respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 17.

Cost of goods sold

For the three-month periods ending March 31, 2015 and March 31, 2014, costs of goods sold were $706,526 and $2,026, respectively. For the nine-month periods ending March 31, 2015 and March 31, 2014, cost of goods sold were $1,114,002 and $89,583, respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 17.

Gross profit (loss)

For the three months period ending March 31, 2015 and March 31, 2014, gross profit were $279,153 and $999, respectively. For the nine-month periods ending March 31, 2015 and March 31, 2014, gross profits were $416,246 and ($15,807) respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 17.

Selling, general and administrative expenses

For the three-month periods ending March 31, 2015 and March 31, 2014, selling, general and administrative expenses were $888,838 and 82,187, respectively. For the nine-month periods ending March 31, 2015 and March 31, 2014, selling, general and administrative expenses were $4,217,220 and $611,633 respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 17.

Other non-operating income (expense) and interest expense and interest income.

The Company had total non-operating expense of $309,579 and non-operating income $115,205 for the three months ending March 31, 2015 and March 31, 2014, respectively. For the nine-month periods ending March 31, 2015 and March 31, 2014, non-operative expenses were $6,033,129 and $22,585 respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 17.

Net loss

Net loss totaled $919,264 for the three-month period ending March 31, 2015 compared to a net loss of $196,393 for the three-month period ending December 31, 2013. For the nine-month period ending March 31, 2015 and March 31, 2014, net loss totaled $9,834,104 and $650,025 respectively The significant gain in losses was attributed to the Company ceasing partial operations in order to prepare for restructuring, restructuring expenses, acquisition expenses and a loss incurred by the acquired business during the period.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of March 31, 2015, our Company had cash balance of $25,236, current assets totaling $758,816 and total assets of $936,514. We had current and total liabilities totaling $3,558,404. Stockholders’ equity reflected a deficit of $2,621,890.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2015 and 2014:

	2015	2014
Cash (used in) provided by:
Operating activities	$(1,449,876)	$(85,366)
Investing activities	249,185	—
Financing activities	1,225,927	(74,018)

Net cash used by operating activities was ($1,449,876) for the nine months ending March 31, 2015, and ($85,366) for the nine months ending March 31, 2014. The decrease of net cash flows used in operating activities resulted mainly from the curtailment of certain operations as the Company completed restructuring. Sales of the Sugarmade Paper product operated at minimal levels while expenditures increased due to the restructuring process. Additionally, during the period the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 17 occurred.

Net cash generated by investing activities was $249,185 for the nine months ended March 31, 2015 and no cash was generated during the nine months ended March 31, 2014 relating to investing activities.

Net cash provided by financing activities totaled $1,225,927 for the nine-month period ended March 31, 2015. Net cash used in financing activities totaled ($74,018) for the nine-month period ended March 31, 2014. The difference in cash used was due to proceeds from issuance of common and preferred stock as well a multitude of debts were settled through issuance of shares. Additionally, during the period the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 17 occurred.

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

Sugarmade, Inc., a Delaware corporation

March 7, 2016	By:	/s/ Jimmy Chan
Jimmy Chan CEO, CFO, and Director

-31-