Form 10-K
period 2015-06-30
Sugarmade, Inc.
filed 2016-08-04
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity on June 30, 2016, (the last business day of the registrant’s most recently completed quarter) based on the most recent closing trade, which occurred on July 8, 2016 was $0.088 with implied market cap of approximately $15,724,314.

At August 4, 2016 there were 178,685,388 shares outstanding of the issuer’s common, the only class of common equity.

Table of Contents		Page

PART I		1

Item 1.	Business	1
Item 1A.	Risk Factors	2
Item 1B.	Unresolved Staff Comments	3
Item 2.	Properties	3
Item 3.	Legal Proceedings	3

PART II		7

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	4
Item 5.	Selected Financial Data	5
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 6A.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 7.	Financial Statements and Supplementary Data	15
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item 8A.	Controls and Procedures	40
Item 8B.	Other Information	41

PART III		51

Item 9.	Directors, Executive Officers and Corporate Governance	41
Item 10.	Executive Compensation	42
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 12.	Certain Relationships and Related Party Transactions and Director Independence	44
Item 13.	Principal Accountant Fees and Services	46

PART IV		59

Item 14.	Exhibits, Financial Statement Schedules	47

SIGNATURES		48

PART I

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS “FORWARD LOOKING STATEMENTS”, WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS “PLANS,” “INTENDS,” “WILL,” “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS “AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

Our main business operation, CarryOutSuppies.com, is a producer and wholesaler of custom printed and generic supplies and has served more than 3,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009 when the founders gained first-hand experience within the restaurant industry of the difficulty for restaurant owners to acquire custom printed supplies at a reasonable cost. Many quick service restaurants wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost prohibitive. With that in mind, carry out supplies was founded to provide products to this underserved section of the market. Since that time, the company has become a key supplier to many popular U.S. franchises, particularly in the frozen dessert segments. The company estimates it holds approximately 40% market share of generic and printed products within the take out frozen yogurt and ice cream industries. We also hold a product supply and licensing agreement FreeHand® ThumbTray™ for the western part of the United States.

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

Employees and Consultants

As of June 30, 2015, the Company had approximately 25 full time or part-time employees and consultants.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the ’’SEC’’). The public may obtain information by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. For quarterly and annual reports, only those reports that were required to be filed through June 30, 2015 are available as of the date of this report.

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

The Company, as of the end of the 2015 fiscal year (June) was at a stage where it required external capital to continue with its business. It must obtain additional significant capital in the future to continue its operations. There can be no certainty that the Company can obtain these funds.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

As of the date of this Form 10-K, the Company has no properties and instead leases several office and warehouse locations in the Southern California area.

Item 3. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of date of this filing, there were no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

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

For the year ended June 30, 2014	High	Low
Fourth Quarter	$0.07	$0.01
Third Quarter	$0.16	$0.02
Second Quarter	$0.72	$0.07
First Quarter	$0.90	$0.35

For the year ended June 30, 2015	High	Low
Fourth Quarter	$0.10	$0.05
Third Quarter	$0.10	$0.04
Second Quarter	$0.11	$0.04
First Quarter	$0.71	$0.01

As of the close of trading on the date of this filing, July 12, 2016, the shares traded at $0.088 with a total of 0 shares traded.

Holders of Record

As of June 30, 2015, we had 157,745,198 shares of our common stock issued and outstanding held by approximately 253 shareholders of record. As of May 27, 2016, we have approximately 178,685,388 shares of our common stock issued and outstanding held by approximately 253 shareholders of record.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this annual report.

Overview and Financial Condition

Discussions with respect to our Company’s operations refer to our operating subsidiary, Sugarmade –CA. Our Company purchased Sugarmade-CA on May 9, 2011. As of the end of the 2015 (June) fiscal year we had no operations other than those of Sugarmade-CA. Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

Our company increased its net loss to $10,230,524 for the period end June 30, 2015 from a loss $755,610 for period ending June 30, 2014. The increase in net loss compared to the prior year period was due to the Company incurring significant cost associated with its restructuring and due to an increase in unprofitable business activities relating to its acquisition of SWC. Of the $10,230,524 net loss for the period end June 30, 2015, $5,765,486 was attributed to one-time extinguishments of debt relating to restructuring.

Revenue

Our revenue, net for the year ended June 30, 2015 was $2,908,407 compared to $70,751 for the year ended June 30, 2014. The increase was attributable to acquisition of SWC, which contributed the majority of revenue during the period ending June 30, 2015.

Cost of Goods Sold

Total cost of goods for the period ending June 30, 2015 increased to $2,045,592 for the year ended June 30, 2015 compared to $89,936 for the year ended June 30, 2014. The increase in cost of goods sold was a result of the Company’s acquisition of SWC and the increase in revenue that resulted during the reporting period.

Gross Margin

Gross margin for the period ending June 30, 2015 was $862,815 compared to gross loss of $(19,185) for the period ending June 30, 2014. The increase was primarily due to the increase in revenue and cost of goods sold relating to the acquisition of SWC.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) totaled $5,192,203 and $706,845 for the years ended June 30, 2015 and 2014, respectively. The increase in SG&A was due to the higher costs associated with operation of the SWC business, which was acquired during the period and due to costs of restructuring the combined business operation.

Interest Expense and Interest Income

Interest expense totaled $64,136 for the year ended June 30, 2015 as compared to $120,292 for the year ended June 30, 2014. Interest expense in fiscal 2015 resulted primarily from expenses incurred in connection with promissory notes payable and convertible notes payable from related and third parties. The reduction in interest expenses during the year ended June 30, 2015 was mainly a result of the Company reducing its level of debt through settlement agreements with various non-convertible debt holders and a reduction in other interest expenses due to the Company curtailing some operations relating to its sales of tree-free paper. Interest income totaled $0 and $50 during the years ended June 30, 2015 and 2014, respectively.

Change in Fair Value of Derivative Liability

For the year ended June 30, 2015, derivative liabilities were $304,000 compared to $228,237 for the year ended June 30, 2014. Derivative liabilities for both fiscal years are primarily related to convertible promissory notes from related and third parties. The increase in the derivative liability amount between June 30, 2015 and June 30, 2014 was mainly a function of the change in the fair value of our common stock during the year ended June 30, 2015 and to a lesser extent the reduction in the balance owed on the convertible notes.

Net Loss

Net loss totaled $10,230,524 for the period end June 30, 2015 compared to a loss $755,610 for period ending June 30, 2014. The increase in net loss compared to the prior year period was due to the Company incurring significant costs associated with its restructuring and due to an increase in unprofitable business activities relating to its acquisition of SWC.

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

In addition, at June 30, 2015, the Company had outstanding balance of $114,179 from two of its directors, and $12,583 from one major shareholder’s family member for its working capital needs. These borrowings bore no interest, and were payable upon demand.

Change in Directors

On April 23, 2015, The Board received notification that the majority stockholders approved the appointing of Jimmy Chan, Waylon Huang and Er Wang Directors by written consent in lieu of the meeting of shareholders.

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

Income Taxes

The NOL carryforwards will expire after 20 years beginning from the year it occurred if not utilized, for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.

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

Net deferred tax assets consist of the following components as of June 30, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL carryover	$9,140,022	$4,792,710
Valuation allowance	(9,140,022)	(4,792,710)
Net deferred tax asset	$—	$—

The income tax provision is summarized as follows:

	2015	2014
Federal income tax benefit, net of state	$(3,145,246)	$(234,197)
State income tax benefit	(897,064)	(66,796)
Valuation allowance	4,042,310	300,993
	$—	$—

At June 30, 2015, the Company had net operating loss carry forwards of approximately $21 million that may be offset against future taxable income through 2035. No tax benefit has been reported in the June 30, 2015 and 2014 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740.

Leverage Ratio

 Due to net losses from the previous years, the company’s insolvency is a result of their stockholder’s deficiency.  Total liabilities amounted to $3,995,584 where the company experienced a stockholder’s deficiency total of a negative $2,882,182 resulting in a Debt to Equity ratio of -1.39:1.

Going Concern

The Company sustained continued operating losses during the years ended June 30, 2015 and 2014.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable.  As of June 30, 2015, our Company had cash totaling $58,260, current assets totaling $958,657 and total assets of $1,113,402. We had total liabilities of $3,995,584 (all current) and Stockholders’ equity reflected a deficit of $2,882,182.

Net cash used by operating activities was $1,815,022 for the year ended June 30, 2015, and $85,363 for the year ended June 30, 2014.  The increase in net cash used by operating activities was related the increase in business activity that resulted for the acquisition of SWC during the period.

We had $217,628 in net cash flows from investing activities for the year ended June 30, 2015 and $0 net cash flows from investing activities during the year ended June 30, 2014.  The increase was due to loan received and cash acquired from the acquisition of SWC.

Net cash provided by financing activities totaled $1,655,654 for the year ended June 30, 2015 as compared to negative $74,018 for the year ended June 30, 2014. The net cash provided by financing activities for the year ended June 30, 2015 was primarily attributed to the proceeds from EB-5 investments and issuances of common stock.

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

Business Strategy

Sugarmade, Inc. was founded in 2010 as a manufacturer and distributor of tree free copy and printer paper products, made from sugarcane waste (bagasse) and bamboo. In 2014, CarryOutSupplies.com and Sugarmade were merged under the Sugarmade, Inc. corporate entity, creating the Company as it is today. We continue to market our tree free paper product focusing on school donation and fundraisers for both public and private schools. We are in progress of expanding these operations.

Carryoutsupplies.com markets custom and generic printed supplies for the quick service segment of the restaurant industry. The overall market for the sector in which the Company is engaged, often referred to as the food service disposable industry, which includes packaging containers, cups, bowls, lives, bags, utensils, napkins, etc., is valued at approximately $16.5 billion per year. Cups and lids make up the largest component of this subsector, currently valued at approximately $8.1 billion per year with the projected growth rate over the next several years of just over 4% annually. Sugarmade plans to expand this business operation through the introduction of new products, expansion of the customer base and possibility through acquisition at a later date.

Item 6A. Quantitative and Qualitative Disclosures about Market Risk

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2015 or 2014 nor at any time during the years then ended or through the date of this report.

Item 7. Financial Statements and Supplementary Data

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Sugarmade, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,
	2015	2014
Assets
Current assets:
Cash	$58,260	$—
Accounts receivable, net	85,958	11,487
Inventory, net	617,557	69,319
Loan receivables	144,050	—
Other current assets	52,832	—

Total current assets	958,657	80,806

Equipment, net	119,150	—
Intangible assets	1,814	—
Other assets	33,781	10,500

Total assets	$1,113,402	$91,306

Liabilities and Stockholders’ Deficiency

Current liabilities:
Bank overdraft	$65,243	$—
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,891,152	1,042,766
Customer deposits	243,087	—
Accrued interest	241,513	206,387
Accrued compensation and personnel related payables	11,403	373,455
Production line of credit	—	324,000
Notes payable due to others	273,000	186,000
Loans payable	521,037	—
Convertible notes payable, net	419,167	525,000
Derivative liabilities	304,000	228,237

Total liabilities	3,995,584	2,911,827

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized, 157,745,198 and 10,538,555 shares issued and outstanding at June 30, 2015 and 2014, respectively	157,746	10,539
Additional paid-in capital	16,389,946	8,329,959
Shares to be issued	1,961,668	—
Accumulated deficit	(21,391,542)	(11,161,018)

Total stockholders’ deficiency	(2,882,182)	(2,820,520)

Total liabilities and stockholders’ deficiency	$1,113,402	$91,306

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Operations

	For the years ended June 30,
	2015	2014

Revenues, net	$2,908,407	$70,751

Cost of goods sold:
Materials and freight costs	2,045,592	50,630
Provision for inventory obsolescence	—	39,306

Total cost of goods sold	2,045,592	89,936

Gross profit (loss)	862,815	(19,185)

Operating expenses:
Selling, general and administrative expenses	5,192,203	706,845

Total operating expenses	5,192,203	706,845

Loss from operations	(4,329,388)	(726,030)

Non-operating income (expense):
Interest expense	(64,136)	(120,292)
Interest income	—	50
Change in fair value of derivative liabilities	(82,737)	90,662
Commission	10,263	—
Loss on extinguishment of debt	(5,765,486)	—
Other income	960	—

Total non-operating expense	(5,901,136)	(29,580)

Net loss	$(10,230,524)	$(755,610)

Basic net loss per share	$(0.11)	$(0.07)
Diluted net loss per share	$(0.11)	$(0.07)

Basic weighted average common shares outstanding	95,878,436	10,538,526
Diluted weighted average common shares outstanding *	95,878,436	10,538,526

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share due to the fact the issuance of the shares is anti-dilutive.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholder’s Equity

Years Ended June 30, 2015 and 2014

	Common stock
	Shares	Amount	Additional paid-in capital	Shares to be issued	Accumulated deficit	Total

Balance at July 1, 2013	10,538,526	$10,539	$8,317,406	$—	$(10,405,408)	$(2,077,463)

Changes in fair value of derivative liability	—	—	12,553	—	—	12,553

Net loss	—	—	—	—	(755,610)	(755,610)

Balance at June 30, 2014	10,538,526	10,539	8,329,959	—	(11,161,018)	(2,820,520)

Shares issued for debts settlement	53,515,941	53,516	8,589,334	—	—	8,642,850

Shares issued for services	6,500,000	6,500	1,883,500	—	—	1,890,000
		—
Shares issued for equity financing	15,150,000	15,150	274,850	—	—	290,000

Shares issued for employee compensation	1,040,731	1,041	40,589	—	—	41,630

Change in fair value of derivative liability	—	—	6,974	—	—	6,974

Shares to be issued	—	—	—	1,961,668	—	1,961,668

Shares issued for acquisition of SWC	71,000,000	71,000	(2,735,260)	—	—	(2,664,260)

Net loss	—	—	—	—	(10,230,524)	(10,230,524)

Balance at June 30, 2015	157,745,198	$157,746	$16,389,946	$1,961,668	$(21,391,542)	$(2,882,182)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

SUGARMADE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the years ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,230,524)	$(755,610)
Adjustments to reconcile net loss to cash flows from operating activities:
Bad debt expense	104,548	—
Loss on extinguishment of liability	5,765,486	—
Change in fair value of derivative liability	82,737	(90,662)
Stock compensation expense	681,668	—
Issuance of common stock for services	2,155,000	—
Depreciation and amortization	57,549	3,299
Changes in operating assets and liabilities
Accounts receivable	166,615	30,762
Inventory	17,050	89,936
Undeposited funds	(7,925)	—
Employee advance	(2,216)	—
Prepaid expense	18,842	—
Other assets	(135,000)	14,232
Bank overdraft	65,243	—
Accounts payable and accrued liabilities	(576,883)	657,657
Company credit card	(79,906)	—
Customer deposits	8,890	—
Payroll liabilities	30,134	—
Sales tax payable	(1,358)	—
Accrued compensation and personnel related payables	—	(154,089)
Accrued interest	65,028	119,112

Net cash used in operating activities	(1,815,022)	(85,363)

Cash flows from investing activities:
Loan receivables	39,972	—
Payment for acquisition of property and equipment	(31,558)	—
Cash acquired from acquisition of SWC	209,214	—

Net cash provided by investing activities	217,628	—

Cash flows from financing activities:
Proceeds from issuance of common stock	290,000	—
Proceeds from (Payments for) loan	12,654	(124,018)
Payments for note payable	(147,000)	—
Proceeds from EB-5 investment	1,500,000	—
Proceeds from production line of credit	—	50,000

Net cash provided by (used in) financing activities	1,655,654	(74,018)

Net increase (decrease) in cash	58,260	(159,381)

Cash, beginning of period	—	159,381

Cash, end of period	$58,260	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$558
Income taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Debts settled through shares issuance	$1,845,736	$—

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

2. Summary of Significant Accounting Policies

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

Going concern

The Company sustained continued operating losses during the years ended June 30, 2015 and 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had allowances of accounts receivable of $70,772 as of June 30, 2015 and 2014.

During July 2013, the Company entered into an accounts receivable factoring arrangement with a non-related third party financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a recourse basis for credit approved accounts. At sole discretion of the Factor, the Factor remits 80% of the accounts receivable balance (less any sales tax) to the Company, with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. An administrative and processing fee of 1.15% is charged on the gross amount of accounts receivables factored, plus factoring commission ranging from 0.5% to 1.15% of the gross face amount factored depending on the days outstanding for the accounts. The total amount of accounts receivable factored was $0 and $$20,553 at December 31, 2015 and 2014, respectively.

Equipment

Equipment is stated at cost, less accumulated depreciation. ciation. was plus factoring commission raare charged to expense as incurred. incurred. ion. ciation. was plus factoring commisare capitalized and depreciated on a straight-line basis over their estimated useful lives ranging from 3-7 years.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of June 30, 2015 and 2014, the balance for the inventory totaled $528,566 and $69,319, respectively. No amounts were recognized as an obsolescence reserve at June 30, 2015 and 2014.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of June 30, 2015.

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

Loss per share

Basic Earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). 994,587 potential shares issuable upon conversion of convertible debts and 73,364 potential shares issuable upon exercising of warrants were excluded in calculating diluted loss per share for the year ended June 30, 2015 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

June 30, 2015
Annual dividend yield	—
Expected life (years)	0.99
Risk-free interest rate	0.27%
Expected volatility	377%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2015
	June 30,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$304,000	$—	$304,000	$—
Total	$304,000	$—	$304,000	$—

June 30, 2014
Annual dividend yield	—
Expected life (years)	1.29
Risk-free interest rate	0.16%
Expected volatility	109%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2014
	June 30,	Using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$228,237	$—	$228,237	$—
Total	$228,237	$—	$228,237	$—

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

3. Concentration

Customers

For the year ended June 30, 2015, our Company earned net revenues of $2.91 million. The vast majority of these revenues were derived from a large number of customers. No customers accounted for over 10% of the Company’s total revenues for the year ended June 30, 2015.

For the year ended June 30, 2014, our Company had earned net revenues of $70,751. A significant portion of our Company’s revenue was derived from a small number of customers. For the year ended June 30, 2014, sales to one of our Company’s customers accounted for 50% of net sales. The revenues only reflected prior to the acquisition of SWC, and were revenues from Sugarmade, Inc.

Suppliers

For the year ended June 30, 2015, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory was purchased from one supplier that functioned as an independent foreign procurement agent. Two suppliers accounted for 62% and 15% of the Company’s total inventory purchase in the year ended June 30, 2015, respectively.

For the year ended June 30, 2014, all of our tree free paper products were purchased from Sugarcane Paper Company (SCPC) and their contract manufacturers. SCPC is a company controlled by the Company’s former CEO, Clifton Leung. Mr. Leung was also a former director of the Company. We were presently diversifying our manufacturing and process management options to include other third party contract manufacturers for current and future production needs.

4. Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of June 30, 2015, there were no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

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

5. Convertible Notes

As of June 30, 2015 and 2014 the balance owing on convertible notes was $419,167 and $525,000 respectively.

On various dates during June 2014 and July 2014, the Company and holders of certain convertible notes agreed to 1) cancel $0.50 warrants and retained the $0.01 warrant, as defined in the original Convertible Note Purchase Agreements warrants to purchase common shares in the Company, 2) extend the due dates on the Notes to July 1, 2016, and 3) reduce the interest on the notes to 10% from 14%. As of June 30, 2014, the Company extended, seven of the convertible notes totaling $275,000 for two years until July 1, 2016. The remaining $250,000 convertible notes have reached maturity and the Company was in the process of negotiating a settlement.

The convertible promissory notes must be repaid by our Company within six months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note-holders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. As of June 30, 2015, one convertible promissory note, in the amount of $100,000, was converted to restricted common shares.

As of June 30, 2015, the Company’s convertible notes consisted of following:

			As of June 30, 2015
Note Type and Investor
	Due Date	Balance	Discount	Carrying Value

Convertible Note	7/1/2016	$25,000	$—	$25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	40,000	—	40,000
Convertible Note	7/1/2016	50,000	—	50,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	6/18/2014	25,000	—	25,000
Convertible Note	6/18/2014	25,000	—	25,000
Convertible Note	12/28/2014	25,000	—	25,000
Convertible Note	7/1/2016	8,333	—	8,333
Convertible Note	7/1/2016	20,834	—	20,834
Convertible Note	7/31/2014	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	100,000	—	100,000

Total Convertible Promissory Notes		$419,167		$419,167

6. Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. As of June 30, 2015 and 2014, the derivative liability was $304,000 and $228,237, respectively. The Company recorded $82,737 loss and $90,662 gain from changes in derivative liability during the years ended June 30, 2015 and 2014, respectively. The Black-Scholes model with the following assumption inputs:

	June 30, 2015	June 30, 2014
Annual dividend yield	—	-
Expected life (years)	0.99	0.41 – 2.15
Risk-free interest rate	0.27%	0.14% - 0.19%
Expected volatility	377%	66% - 147%

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	$180,000	$0.20
Granted	—	—
Exercised	—	—
Forfeited September 30, 2014	38,750	0.09
Forfeited December 31, 2014	10,000	0.04
Outstanding at June 30, 2015	$131,250	$0.04

Following is a summary of the status of warrants outstanding at June 30, 2015:

Date Issued	Exercise Price	Number of Shares	Expiration Date
8/17/12	$0.01	6,250	7/1/2016
8/20/12	$0.01	6,250	7/1/2016
9/10/12	$0.01	10,000	7/1/2016
9/13/12	$0.01	12,500	7/1/2016
9/18/12	$0.01	6,250	7/1/2016
10/5/12	$0.01	2,500	7/1/2016
10/25/12	$0.01	6,250	7/1/2016
1/31/13	$0.01	6,250	7/1/2016
10/22/12	$0.01	25,000	7/1/2016
8/24/12	$0.50	50,000	8/24/2016
Total warrants as of June 30, 2015		131,250

Following is a summary of the status of warrants outstanding at June 30, 2014:

Date Issued		Exercise Price	Number of Shares	Expiration Date
8	/17/12	$0.01	6,250	7	/1/2016
8	/20/12	$0.01	6,250	7	/1/2016
9	/10/12	$0.01	10,000	7	/1/2016
9	/13/12	$0.01	12,500	7	/1/2016
9	/18/12	$0.01	6,250	7	/1/2016
10	/5/12	$0.01	2,500	7	/1/2016
10	/25/12	$0.01	6,250	7	/1/2016
1	/31/13	$0.01	6,250	7	/1/2016
10	/22/12	$0.01	25,000	7	/1/2016
8	/24/12	$0.50	50,000	8	/24/2016
9/18/12 – 10/31/12		$0.50	48,750	9/18/2014 – 10/31/2014
Total warrants as of June 30, 2014			180,000

8. Note payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of June 30, 2015 and 2014, the loan principal balance was $25,982.

Note payable to others

On January 23, 2013, the Company entered into a promissory note with Mira Ablaza (a former employee of the Company owns less than 5% of the Company’s stock). The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of June 30, 2015, this note had a balance of $25,000.

On January 28, 2013, the Company entered into a promissory note with David Troung (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $150,000 and the interest rate on the note was 10%. The note was due on December 31, 2015 and became payable upon demand after December 31, 2015. As of June 30, 2015, this note was paid in full.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six months. However, this note was now payable upon demand per the oral agreement with the lender. As of June 30, 2015, this note had a balance of $20,000.

On January 3, 2014, the Company entered into a promissory note with David Troung (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $70,000 and the interest rate on the note was 10%. The note was due on December 31, 2015 and became payable upon demand after December 31, 2015. As of June 30, 2015, this note had a balance of $50,000.

On January 13, 2014, the Company entered into a promissory note with Tsz Ming Wong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of June 30, 2015, this note had a balance of $25,000.

On January 13, 2014, the Company entered into a promissory note with Michael Yeh (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $30,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of June 30, 2015, this note had a balance of $23,000.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, whom owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of June 30, 2015, this note had a balance of $30,000.

On May 1, 2015, the Company entered into a promissory note with Dung Tran (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $89,000 and the repayment amount will be $100,000 with interest of $11,000. The note had a term of 3 months and is due on July 31, 2015. As of June 30, 2015, this note had a balance of $100,000.

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

On June 1, 2015, Adam Levy signed a note conversion request to convert a convertible note into 46,466 restricted shares to settle a debt of $2,248. The Company recorded $2,399 loss on this conversion and issued the shares on June 4, 2015.

On June 1, 2015, Nathan Financial, LLC signed a note conversion request to convert a convertible note into 112,291 restricted shares to settle a debt of $5,432. The Company recorded $5,797 loss on this conversion and issued the shares on June 4, 2015.

10. Shares issued for services

On March 19, 2015, the Board approved the issuance of 1,000,000 restricted common shares as the compensation for EB5-program consulting services. Total fees for the consulting service is $20,000 cash and $30,000 worth of the Company’s stock at the rate of $0.03 per share, equivalent to 1,000,000 restricted shares of common stock of the Company. The Company recorded $30,000 stock compensation expense for the year ended June 30, 2015.

On February 1, 2015, the Company entered another EB5-program consulting service agreement with an individual for the issuance of 1,000,000 restricted common shares as the compensation for its consulting service. Total fees for the consulting service is $20,000 cash and $30,000 worth of the Company’s stock at the rate of $0.03 per share, equivalent to 1,000,000 shares of common stock of the Company. The Company recorded $30,000 stock compensation expense for the year ended June 30, 2015.

On January 1, 2015, the Company entered a consulting and marketing agreement with a consulting firm for the issuance of 2,000,000 restricted common shares in exchange for the marketing and sales related services. The stock price was $0.04 on the approval day. The Company recorded $80,000 stock compensation expense for the year ended June 30, 2015.

On December 23, 2014, the Board approved the issuance of 10,492,460 shares as part of a management and employees retention stock award program. The stock price was $0.04 on the approval day. The Company recorded $541,668 stock compensation expense for the year ended June 30, 2015.

On January 15, 2014, the Company entered a consulting service agreement with an individual for the issuance of 1,500,000 restricted common shares as the compensation for its consulting service. The stock price was $0.07 on the approval day. The Company recorded $405,000 stock compensation expense for the year ended June 30, 2015.

On September 18, 2013, the Board approved the issuance of 2,500,000 restricted common shares as the compensation for management service. On November 11, 2014, the Company and the consultant entered an amendment to the management agreement and both party agreed the 2,500,000 shares would be rewarded to the consult at his resignation date. The stock price was $0.7 on the approval day. The Company recorded $1,750,000 stock compensation expense for the year ended June 30, 2015.

11. Common shares issued for equity financing

On August 7, 2014, the Company issued 8,750,000 restricted common shares for equity financing of $210,000.

On September 9, 2014, the Company issued 4,500,000 restricted common shares for equity financing of $50,000.

On December 19, 2014, the Company issued 900,000 restricted common shares for equity financing of $10,000.

On February 25, 2015, the Company issued 1,000,000 restricted common shares for equity financing of $20,000.

12. Common shares reserved for future issuances

The following table summarizes shares of our common stock reserved for future issuance at June 30, 2015:

Common shares to be issued under conversion feature	5,109,398
Common shares to be issued under $0.01 warrants	81,250
Common shares to be issued under $0.50 warrants	50,000

Total common shares reserved for future issuance	5,240,648

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

In addition, at June 30, 2015, the Company had outstanding balance of $114,179 from two of its directors, and $12,583 from one major shareholder’s family member for its working capital needs. These borrowings bore no interest, and were payable upon demand.

14. Loans payable

On August 14, 2009, SWC entered a loan agreement with a bank for $50,000 with maturity on August 14, 2016. The loan had an annual interest rate of 7% with monthly payment of $755. At June 30, 2015, the outstanding balance under this loan was $10,816.

On March 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on January 1, 2017. The monthly payment is $435. At June 30, 2015, the outstanding balance under this loan was $7,962.

On July 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. At June 30, 2015, the outstanding balance under this loan was $5,742.

On March 5, 2013, SWC entered an auto loan agreement with a financial service company for $32,312. The loan had monthly payment of $539, bore no interest with maturity on March 5, 2018. At June 30, 2015, the outstanding balance under this loan was $17,233.

On April 30, 2014, SWC entered a promissory note agreement with a bank for its working capital needs with maturity on August 3, 2015. The principal amount of the loan was $228,000 and the repayment amount was $303,240 with daily payment of $963. At June 30, 2015, the outstanding balance under this loan was $22,876.

On September 3, 2014, SWC entered an agreement with a lending company for its working capital needs with maturity on March 6, 2015. The principal amount of the loan was $200,000 and the repayment amount was $279,800 with daily payment of $2,332. At June 30, 2015, this loan was paid in full.

On December 18, 2014, SWC entered an agreement with a lending company for its working capital needs with maturity on May 28, 2015. The principal amount of the loan was $125,000 and the repayment amount was $174,875 with daily payment of $1,457. At June 30, 2015, this loan was paid in full.

On April 30, 2015, Sugarmade entered a promissory note agreement with an unrelated private company for its working capital needs with maturity on October 31, 2015. The principal amount of the loan was $100,000 and the repayment amount will be $120,000 with interest of $20,000. At June 30, 2015, the outstanding balance under this loan was $83,334.

On May 27, 2015, SWC entered an agreement with a lending company for its working capital needs. The loan was payable on the 132nd day from the entering date of the agreement. The principal amount of the loan was $275,000 and the repayment amount was $376,750 including interest with daily payment of $2,854. At June 30, 2016, the outstanding balance under this loan was $226,312.

In addition, at June 30, 2015, the Company had outstanding balance of $114,179 borrowed from two of its directors, $12,583 from one major shareholder’s family member and $20,000 from LMK Capital, LLC. These borrowings bore no interest, and were payable upon demand.

15. Shares to be issued

In December 2014, the Company was obligated to issue 10,492,460 restricted common shares for employee compensation based on the Employee Retention Stock Award Program with fair value of $461,668.

At June 30, 2015, the Company was obligated to issue 1,500,000 shares of Series B Convertible Preferred Stock for three EB-5 investments with the total amount of $1,500,000. The Company received $1,500,000 proceeds during the year ended June 30, 2015 with fair value of $1,500,000. On April 1, 2015, the Company completed a series of transactions and amended its Articles of Incorporation creating a series of preferred stock of 10,000,000 shares, which shall be designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Series B will not be eligible for dividends. Five years from the date of issue (the “Conversion Date”), assuming the Series B investor is approved for l-526 under the U.S Government’s EB-5 Investment Program, each Preferred Share will automatically convert into that number of Common Shares having a “fair market value” of the Initial Investment plus a five (5) percent annualized return on Initial Investment. Fair market value will be determined by averaging the closing sale price of a Common Share for the 40 trading days immediately preceding the date of conversion on the U.S. stock exchange on which Common Shares are publicly traded. The offering was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. The funds received were used for general working capital purposes and to accelerate order deliveries to customers.

16. Commitments and contingencies

On April 1, 2010, the Company entered into a lease for general office and warehouse in City of Industry, California with a lease term of three years. The Company renewed the lease to March 31, 2017. Monthly rent was $11,583 up to March 31, 2015, and increased to $11,884 from April 1, 2015 to March 31, 2016. Monthly rent increased to $13,238 from April 1, 2016 to March 31, 2017.

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

Future minimum annual rental payments required under operating leases as of June 30, 2015 were as below (by year):

2015	$231,420
Total	$231,420

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

Cash	$209,214
Accounts receivable	388,399
Inventory	565,287
Other current assets	44,033
Security deposit	23,281
Loan receivables	312,521
Fixed assets	143,916
Intangible assets	3,039
Accounts payable	(1,727,870)
Credit card payable	(420,773)
Due to Sugarmade	(685,000)
Customer deposits	(234,197)
Loans payable	(529,064)
Other payables	(297,047)
Long term notes payables	(460,000)
Net assets at carrying value:	$(2,664,261)

The following pro forma consolidated results of operations of the Company and SWC Group for the years ended June 30, 2015 and 2014, presents the operations of the Company and SWC Group as if the acquisition of SWC Group occurred on July 1, 2014 and 2013, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	Years ended June 30,
	2015	2014
Net sales	$5,806,410	$8,743,964
Net income (loss)	$(10,320,322)	$(1,802,471)

19. Subsequent events

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

On July 30, 2015, the Company completed another EB5 investment financing and received proceeds of $500,000 from sales of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) from an investor. The offering was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. The funds received were used for general working capital purposes and to accelerate order deliveries to customers. As of July 30, 2015, the Company completed and received total of $2,000,000 from sales of the Series B Preferred Stock for the EB5 investment program, and of which, $1,500,000 proceeds were received in the year ended December 31, 2015.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 11, 2014, the Company dismissed its independent registered public accounting firm, Anton & Chia, LLC. The Registrant’s Board of Directors made the decision to dismiss Anton & Chia, LLC and engage MJF & Associates, APC as Registrant’s independent registered public accounting firm, as described below. During Registrant’s two most recent fiscal years and any subsequent interim period before such dismissal, there were no substantial disagreements with Anton & Chia, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which remain unresolved. On November 11, 2014 the Registrant engaged MJF & Associates, APC as Registrant’s independent registered public accounting firm.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers and Corporate Governance

As of the date of this filing, the following individuals are current officers and directors. Mr. Chan and Mr. Huang were appointed to the Board of Directors on October 8, 2014 and Mr. Ko on January 1, 2016. Certain information about them, is set forth below:

Name	Age	Position
Jimmy Chan	35	Chairman, CEO
Waylon Huang	32	Director
Richard Ko	31	Director

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

Richard Ko, 31, director, has served in the internal audit department to CarryOutSupplies.com as well as providing assistance to quarterly and annual audits with external auditors and the company’s accounting department. Mr. Ko previously held positions in Hyundai Motor America’s Incentives department in addition to leadership roles in Firestone Complete Autocare, and many other service oriented industries. He currently holds a Bachelor’s degree from UCLA.

With his leadership positions, Mr. Ko provides Sugarmade, Inc. leadership experience in operations, talent management, and governance.

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

As of the end of the 2015 fiscal year (June), Jimmy Chan, Waylon Huang and Er Wang were the directors of the Company. Richard Ko replaced Er Wang as a director on January 1, 2016.

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

The Company’s board of directors will be working during Fiscal 2016 to rectify these situations.

Leadership Structure

Jimmy Chan who, is also a director and serves as chairman, CEO, CFO and corporate Secretary. Waylon Huang to became a director as of December 31, 2014. Richard Ko became a director of January 1, 2016.

Board Committees

As of the date of this filing, there are no formal committees of the board of directors.

Director Independence

We currently have no independent directors. We apply the definition of “independent director” provided under the Listing Rules of The NASDAQ Stock Market LLC (“NASDAQ”). Under NASDAQ rules, the Board has considered all relevant facts and circumstances regarding our directors and has affirmatively determined that none of the directors serving on the Board are independent of us under NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company’s directors and officers, and persons who own more than ten-percent (10%) of our Company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish our Company with copies of all Section 16(a) reports they file. As of June 30, 2015, we do not believe such reports were timely filed.

Item 10. Executive Compensation

Mr. Huang receive a salary of $60,000 per year and Mr. Chan as of the date of this filing has no salary.

Employment Agreements

Mr. Chan served as CEO of company will be compensated 5,000,000 shares at the end of each calendar year.

Mr. Huang served as GM of company will be compensated 3,000,000 shares at the end of each calendar year.

Mr. Ko served as VP of business development will be compensated 3,000,000 shares at the end of each calendar year.

Grants of Stock and Other Equity Awards

No other equity awards.

Option Exercises

During the fiscal years ending June 30, 2015 and June 30, 2014, there were no option exercises by our named executive officers.

Compensation of Directors

Our current Directors do not receive compensation for their service on the board of directors. Unassociated with board service, Director Chan, during December 2014, received 2,500,000 common shares and Director Wang, Huang and Ko received 1,500,000 common shares.

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

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. Table 8 has been prepared based on the number of shares outstanding totaling 178,685,388.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Jimmy Chan	9,600,000	5.37%
Waylan Huang	4,162,500	2.33%
Er Ya Wang	2,152,174	1.20%
Richard Ko	1,530,572	0.86%

All Directors and Executive Officers as a Group	17,445,246	9.76%
		0.00%
Greater than 5% Shareholders
LMK Capital LLC	11,266,667	6.31%
Weihao Ltd	10,000,000	5.60%
Amy Thai	9,378,066	5.25%

As of the date of this filing Mr. Jimmy Chan’s holdings represent 5.4% of the company. He is currently employed by LMK Capital LLC as management consultant and is therefore a beneficial owner of shares owned by LMK Capital LLC

LMK Capital LLC.’s holdings as of the date of this filing represents 6.3% of the company.

As of the date of this filing Mr. Waylon Huang’s holdings represent 2.3% of the company.

Mr. Wang was replaced as a director on January 1, 2016 with Mr. Ko assuming a director role.

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

Other Transactions with Related Persons, Promoters and Certain Control Persons

The following includes a summary of any transaction occurring since July 1, 2012, or any proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of our average total assets at year end for the two most recently completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Item 13. Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1)Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2015 were $36,750.

(2)Audit-Related Fees

There were no fees billed during the two years ended June 30, 2015 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1).

(3)Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2015 and June 30, 2014.

(4)Work Performance by others

The percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was more than 50 percent.

PART IV

Item 14. Exhibits, Financial Statement Schedules

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

Sugarmade, Inc., a Delaware corporation

By_______________________________________ Date: August 4, 2016

Jimmy Chan

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

Signature	Title	Date
/s/ Jimmy Chan Jimmy Chan	Director and Chairman	August 4, 2016
/s/ Waylon Huang Waylon Huang	Director	August 4, 2016
/s/ Richard Ko Richard Ko	Director	August 4, 2016

-48-