Form 10-K/A
period 2015-06-30
Sugarmade, Inc.
filed 2016-08-09
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K/A

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

At August 9, 2016 there were 178,685,388 shares outstanding of the issuer’s common, the only class of common equity.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our annual report on Form 10-K for the fiscal year ended June 30, 2015 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2016, to include the Report of Independent Registered Public Accounts.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are also filing new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment.

Table of Contents		Page

PART I		1

Item 1.	Business	1
Item 1A.	Risk Factors	2
Item 1B.	Unresolved Staff Comments	3
Item 2.	Properties	3
Item 3.	Legal Proceedings	3

PART II		7

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	4
Item 5.	Selected Financial Data	5
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 6A.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 7.	Financial Statements and Supplementary Data	15
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
Item 8A.	Controls and Procedures	41
Item 8B.	Other Information	42

PART III		51

Item 9.	Directors, Executive Officers and Corporate Governance	42
Item 10.	Executive Compensation	43
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
Item 12.	Certain Relationships and Related Party Transactions and Director Independence	45
Item 13.	Principal Accountant Fees and Services	47

PART IV		59

Item 14.	Exhibits, Financial Statement Schedules	48

SIGNATURES		49

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

Item 7. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Sugarmade, Inc.

We have audited the accompanying consolidated balance sheet of Sugarmade, Inc. (the "Company”) as of June 30, 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015, and the results of its operations, changes in stockholders’ equity and its cash flows for the year ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton Chia, LLP

Newport Beach, California

August 9, 2016

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

August 9, 2016

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

Sugarmade, Inc., a Delaware corporation

By_______________________________________ Date: August 9, 2016

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

Signature	Title	Date
/s/ Jimmy Chan Jimmy Chan	Director and Chairman	August 9, 2016
/s/ Waylon Huang Waylon Huang	Director	August 9, 2016
/s/ Richard Ko Richard Ko	Director	August 9, 2016

-49-