Form 10-Q
period 2015-09-30
Sugarmade, Inc.
filed 2016-08-24
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015

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

At August 16, 2016, there were 178,685,388 shares outstanding of the issuer's common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

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

PART 1: Financial Information

 Item I

Sugarmade, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2015	June 30, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$10,915	$58,260
Accounts receivable, net	276,772	85,958
Inventory, net	344,537	617,557
Loan receivables	147,550	144,050
Other current assets	74,219	52,832

Total current assets	853,993	958,657
Equipment, net	123,327	119,150
Intangible assets	1,814	1,814
Other assets	33,781	33,781

Total assets	$1,012,914	$1,113,402

Liabilities and Stockholders' Deficiency
Current liabilities:
Bank overdraft	$75,867	$65,243
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,679,491	1,891,152
Customer deposits	217,314	43,087
Other payable	26,561	—
Accrued interest	259,938	241,513
Accrued compensation and personnel related payables	11,403	11,403
Notes payable due to others	168,000	273,000
Loans payable	309,599	21,037
Convertible notes payable, net	419,167	419,167
Derivative liabilities	802,000	304,000

Total liabilities	3,995,322	3,995,584

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized,
none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized,
157,745,198 and 157,745,198 shares issued and outstanding
at September 30, 2015 and June 30, 2015, respectively	157,746	157,746
Additional paid-in capital	16,389,946	16,389,946
Shares to be issued	2,611,668	1,961,668
Accumulated deficit	(22,141,769)	(21,391,542)

Total stockholders' deficiency	(2,982,408)	(2,882,182)

Total liabilities and stockholders' deficiency	$1,012,914	$1,113,402

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three months ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014

Revenues, net	$1,402,911	$2,664

Cost of goods sold:
Materials and freight costs	928,659	1,325

Total cost of goods sold	928,659	1,325

Gross profit	474,252	1,339

Operating expenses:
Selling, general and administrative expenses	701,909	2,283,512

Total operating expenses	701,909	2,283,512

Loss from operations	(227,657)	(2,282,173)

Non-operating income (expense):
Interest expense	(15,067)	(10,849)
Change in fair value of derivative liabilities	(498,000)	(136,737)
Loss on extinguishment of debt	—	(3,430,565)
Other income	(9,501)	—

Total non-operating expense	(522,569)	(3,578,151)

Net loss	$(750,225)	$(5,860,324)

Basic net loss per share	$(0.00)	$(0.23)
Diluted net loss per share	$(0.00)	$(0.23)

Basic weighted average common shares outstanding	157,745,198	25,564,268
Diluted weighted average common shares outstanding *	157,745,198	25,564,268

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share due to the fact the issuance of the shares is anti-dilutive.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the three months ended September 30, 2015 and 2014

(Unaudited)

	For the three months ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(750,225)	$(5,860,324)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on extinguishment of liability	—	3,430,566
Change in fair value of derivative liability	498,000	136,737
Stock compensation expense	—	10,417
Issuance of common stock for services	—	1,750,000
Changes in operating assets and liabilities
Accounts receivable	(190,814)	7,203
Inventory	273,020	1,325
Other assets	(21,387)	—
Bank overdraft	10,624	—
Accounts payable and accrued liabilities	(211,661)	378,730
Customer deposits	(25,773)	—
Accrued interest	44,986	10,849

Net cash used in operating activities	(373,230)	(134,497)

Cash flows from investing activities:
Loan receivables	(3,500)	—
Payment for acquisition of property and equipment	(4,177)	—

Net cash used in investing activities	(7,677)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	150,000	135,000
Proceeds from (repayments of) loan	(211,438)	—
Payments for note payable	(105,000)	—
Proceeds from EB-5 investment	500,000	—

Net cash provided by financing activites	333,562	135,000

Net increase (decrease) in cash	(47,345)	503

Cash, beginning of period	58,260	—

Cash, end of period	$10,915	$503

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc.  Our Company, Sugarmade, Inc. operates through our subsidiary, Sugarmade, Inc., a California corporation (“SWC Group, Inc., - CA”). As of the end of the reporting period, September 30, 2015, we were involved in several businesses including the supply of products to the quick service restaurant sub-sector of the restaurant industry and as a distributor of paper products derived from non-wood sources.  We are headquartered in City of Industry, California, a suburb of Los Angeles, with two additional warehouse locations in Southern California.  As of date of this filing, we employ 25 full and part-time workers and contractors.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2015, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2015, filed on or about August 6, 2016. The interim results for the period ended September 30, 2015 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SWC. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the three months ended September 30, 2015 and for the fiscal year ended June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had allowances of accounts receivable of $70,772 as of September 30, 2015 and June 30, 2015. The Company had accounts receivable net of allowances of $276,772 as of September 30, 2105 and of $85,958 as of June 30, 2015.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of September 30, 2015 and June 30, 2015, the balance for the inventory totaled $344,537 and $617,557, respectively. No amounts were recognized as an obsolescence reserve at September 30, 2015 and June 30, 2015.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of September 30, 2015.

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

Loss per share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. 838,334 potential shares issuable upon conversion of convertible debts and 71,172 potential shares issuable upon exercising of warrants were excluded in calculating diluted loss per share for the three months ended September 30, 2015 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

September 30, 2015
Annual dividend yield	—
Expected life (years)	.75
Risk-free interest rate	0.32%
Expected volatility	416%

	Carrying Value	Fair Value Measurements at
	As of	September, 2015
	September 30,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$802,000	$—	$802,000	$—
Total	$802,000	$—	$802,000	$—

June 30, 2015
Annual dividend yield	—
Expected life (years)	0.00
Risk-free interest rate	0.27%
Expected volatility	377%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2015
	June 30,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$304,000	$—	$304,000	$—
Total	$304,000	$—	$304,000	$—

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under non-operating income (expense).

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Refer to Note 6 for details.

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

3. Concentration

Customers

For the three months ended September 30, 2015 and September 30, 2014, our Company earned net revenues of $1,402,911 and $2,664, respectively. The vast majority of these revenues for the period ending September 30, 2015 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending September 30, 2014 were derived from a limited number of customers. No customers accounted for over 10% of the Company’s total revenues for the year ended September 30, 2015. The revenues for the period ending September 30, 2014, only reflect prior to the acquisition of SWC, and were revenues from Sugarmade, Inc.

Suppliers

For the three months end September 30, 2015, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent. Two suppliers accounted for 45% and 23% of the Company’s total inventory purchase in the three months ended September 30, 2015, respectively. For the three month period ended September 30, 2014, there we no purchases of tree free paper products .

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

5. Convertible Notes

As of September 30, 2015 and June 30, 2015 the balance owing on convertible notes was $419,167 respectively. The convertible promissory notes must be repaid by our Company within six months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note-holders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. As of September 30, 2015, one convertible promissory note, in the amount of $100,000, was converted to restricted common shares.

				As of September 30, 2015
Note Type and Investor
	Due Date		Balance	Discount	Carrying Value

Convertible Note	7	/1/2016	$25,000	$—	$25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	40,000	—	40,000
Convertible Note	7	/1/2016	50,000	—	50,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	6	/18/2014	25,000	—	25,000
Convertible Note	6	/18/2014	25,000	—	25,000
Convertible Note	12	/28/2014	25,000	—	25,000
Convertible Note	7	/1/2016	8,333	—	8,333
Convertible Note	7	/1/2016	20,834	—	20,834
Convertible Note	7	/31/2014	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	100,000	—	100,000

Total Convertible Promissory Notes			$419,167		$419,167

6. Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. As of September 30, 2015 and June 30, 2015, the derivative liability was $802,000 and $304,000, respectively. The Company recorded $498,000 loss and $136,737 loss from changes in derivative liability during the three months ended September 30, 2015 and 2014, respectively. The Black-Scholes model with the following assumption inputs:

September 30, 2015
Annual dividend yield	—
Expected life (years)	0.75
Risk-free interest rate	0.32%
Expected volatility	416%

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2015	$131,250	$0.20
Granted	—	—
Exercised	—	—
Outstanding at September 30, 2015	$131,250	$0.20

Following is a summary of the status of warrants outstanding at September 30, 2015:

Date Issued	Exercise Price	Number of Shares	Expiration Date
8/17/2012	$0.01	6,250	7/1/2016
8/20/2012	$0.01	6,250	7/1/2016
9/10/2012	$0.01	10,000	7/1/2016
9/13/2012	$0.01	12,500	7/1/2016
9/18/2012	$0.01	6,250	7/1/2016
10/5/2012	$0.01	2,500	7/1/2016
10/25/2012	$0.01	6,250	7/1/2016
1/31/2013	$0.01	6,250	7/1/2016
10/22/2012	$0.01	25,000	7/1/2016
8/24/2012	$0.5	50,000	8/24/2016

Total warrants as of September 30, 2015		131,250

Following is a summary of the status of warrants outstanding at June 30, 2015:

Date Issued	Exercise Price	Number of Shares	Expiration Date
8/17/2012	$0.01	6,250	7/1/2016
8/20/2012	$0.01	6,250	7/1/2016
9/10/2012	$0.01	10,000	7/1/2016
9/13/2012	$0.01	12,500	7/1/2016
9/18/2012	$0.01	6,250	7/1/2016
10/5/2012	$0.01	2,500	7/1/2016
10/25/2012	$0.01	6,250	7/1/2016
1/31/2013	$0.01	6,250	7/1/2016
10/22/2012	$0.01	25,000	7/1/2016
8/24/2012	$0.5	50,000	8/24/2016

Total warrants as of June 30, 2015		131,250

8. Note payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of September 30, 2015 and June 30, 2015, the loan principal balance was $25,982.

Note payable to others

On January 23, 2013, the Company entered into a promissory note with Mira Ablaza (a former employee of the Company owns less than 5% of the Company’s stock). The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of September 30, 2015, this note had a balance of $25,000.

On January 28, 2013, the Company entered into a promissory note with David Troung (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $150,000 and the interest rate on the note was 10%. The note was due on December 31, 2015 and became payable upon demand after December 31, 2015. As of June 30, 2015, this note was paid in full.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six months. However, this note was now payable upon demand per the oral agreement with the lender. As of September 30, 2015, this note had a balance of $20,000.

On January 3, 2014, the Company entered into a promissory note with David Troung (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $70,000 and the interest rate on the note was 10%. The note was due on December 31, 2015 and became payable upon demand after December 31, 2015. As of September 30, 2015, this note had a balance of $50,000.

On January 13, 2014, the Company entered into a promissory note with Tsz Ming Wong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of September 30, 2015, this note had a balance of $25,000.

On January 13, 2014, the Company entered into a promissory note with Michael Yeh (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $30,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of September 30, 2015, this note had a balance of $18,000.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, whom owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of September 30, 2015, this note had a balance of $30,000.

On May 1, 2015, the Company entered into a promissory note with Dung Tran (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $89,000 and the repayment amount will be $100,000 with interest of $11,000. The note had a term of 3 months and is due on July 31, 2015. As of September 30, 2015, this note had had been paid in full.

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

10. Shares issued for services

On July 1, 2015, the Company entered into a consulting agreement with Katherine Zuniga and/or K Marie Marketing, LLC, providing for compensation of 3,000,000 restricted shares for marketing and sales related services to be earned as of the agreement date, 3,000,000 restricted shares for marketing and sales related services to be earned as of June 30, 2016.

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

12. Issuances of preferred shares for financing

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

On July 30, 2015, the Company issued 500,000 of Series B Convertible Preferred Stock for $500,000.

13. Common shares reserved for future issuances

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2015:

Common shares to be issued under conversion feature	6,179,303
Common shares to be issued under $0.01 warrants	81,250
Common shares to be issued under $0.50 warrants	50,000

Total common shares reserved for future issuance	6,310,553

14. Related party transactions

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

On September 30, 2015, the Company had outstanding balance of $94,301 from two of its directors, and $17,583 from one major shareholder’s family member for its working capital needs. These borrowings bore no interest, and were payable upon demand.

15. Loans payable

On August 14, 2009, SWC entered a loan agreement with a bank for $50,000 with maturity on August 14, 2016. The loan had an annual interest rate of 7% with monthly payment of $755. At September 30, 2015, the outstanding balance under this loan was $8,731.

On March 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on January 1, 2017. The monthly payment is $435. At September 30, 2015, the outstanding balance under this loan was $6,742.

On July 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. At September 30, 2015, the outstanding balance under this loan was $5,082.

On March 5, 2013, SWC entered an auto loan agreement with a financial service company for $32,312. The loan had monthly payment of $539, bore no interest with maturity on March 5, 2018. At September 30, 2015, the outstanding balance under this loan was $15,618.

On April 30, 2014, SWC entered a promissory note agreement with a bank for its working capital needs with maturity on August 3, 2015. The principal amount of the loan was $228,000 and the repayment amount was $303,240 with daily payment of $963. At September 30, 2015, balance was paid in full.

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

On April 30, 2015, Sugarmade entered a promissory note agreement with an unrelated private company for its working capital needs with maturity on October 31, 2015. The principal amount of the loan was $100,000 and the repayment amount will be $120,000 with interest of $20,000. At September 30, 2015, the outstanding balance under this loan was $66,668.

On May 27, 2015, SWC entered an agreement with a lending company for its working capital needs. The loan was payable on the 132nd day from the entering date of the agreement. The principal amount of the loan was $275,000 and the repayment amount was $376,750 including interest with daily payment of $2,854. At September 30, 2016, the outstanding balance under this loan was $88,812.

In addition, at September 30, 2015, the Company had outstanding balance of $94,301 borrowed from two of its directors, $17,583 from one major shareholder’s family member. These borrowings bore no interest, and were payable upon demand.

16. Shares to be issued

In December 2014, the Company was obligated to issue 10,492,460 restricted common shares for employee compensation based on the Employee Retention Stock Award Program with fair value of $461,668. The shares were issued on October 8, 2015.

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

On July 1, 2015, the Company entered into a consulting agreement with Katherine Zuniga and/or K Marie Marketing, LLC, providing for compensation of 8,000,000 restricted shares for marketing and sales related services, all shares will be vested on April 1, 2016.

17. Commitments and contingencies

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

Future minimum annual rental payments required under operating leases as of September 30, 2015 were as below (by year):

2015	$236,472
Total	$236,472

18. Other events

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

19. Acquisition of SWC Group, Inc.

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

The following unaudited pro forma consolidated results of operations of the Company and SWC Group for the three months ended September 30 and 2014, presents the operations of the Company and SWC Group as if the acquisition of SWC Group occurred on July 1, 2013, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	Three Months ended September 30,
	2015	2014
	(Unaudited)
Net sales	$1,402,911	$2,664
Net loss	$(750,225)	$(5,860,324)

20. Subsequent events

On October 30, 2015, the Company converted $35,207 of debt into 697,730 shares of common shares at fair value of $90,705 with a gain of $55,498. The shares were issued on January 8, 2016.

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

On July 1, 2015, the Company entered into a consulting agreement with Katherine Zuniga and/or K Marie Marketing, LLC, providing for compensation of 8,000,000 restricted shares for marketing and sales related services, all shares will be vested on April 1, 2016.

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

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2015 and 2014. Certain columns may not add due to rounding.

	For the three months ended
	September 30,
	2015	2014

Net Sales	1,402,911	2,664
Cost of Goods Sold:	928,659	1,325
Gross profit	474,252	1,339
Operating Expenses	701,909	2,283,512
Loss From Operations	(227,657)	(2,282,173)
Other non-operating Expense:	(522,569)	(3,578,151)
Net loss	(750,225)	(5,860,324)

Revenues

For the three-month periods ending September 30, 2015 and September 30, 2014, revenues were $1,402,911 and $2,664, respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19.

Cost of goods sold

For the three-month periods ending September 30, 2015 and September 30, 2014, costs of goods sold were $928,659 and $1,325, respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19.

Gross profit

For the three months period ending September 30, 2015 and September 30, 2014, gross profit were $474,252 and $1,339, respectively. The increase was primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19.

Operating expenses

For the three-month periods ending September 30, 2015 and September 30, 2014, operating expenses were $701,909 and 2,283,512, respectively. The decrease was primarily due the normalizing of business functions due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19 and due to the elimination of acquisition and restructuring expenses incurred during the September 30, 2014 period.

Other non-operating expense.

The Company had total other non-operating expense of $522,569 and $3,578,151 for the three months ending September 30, 2015 and September 30, 2014, respectively. The decrease was primarily due the normalizing of business functions due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19 and due to the elimination of acquisition and restructuring expenses incurred during the September 30, 2014 period.

Net loss

Net loss totaled $750,225 for the three-month period ending September 30, 2015 compared to a net loss of $5,860,324 for the three-month period ending September 30, 2013. The decrease was primarily due the normalizing of business functions due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19 and due to the elimination of acquisition and restructuring expenses incurred during the September 30, 2014 period.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of September 30, 2015, our Company had cash balance of $10,915, current assets totaling $853,993 and total assets of $1,012,914. We had current and total liabilities totaling $3,995,322. Stockholders’ equity reflected a deficit of $2,982,408.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2015 and 2014:

	2015	2014
Cash (used in) provided by:
Operating activities	$(373,230)	$(134,497)
Investing activities	(7,677)	—
Financing activities	333,562	135,000

Net cash used in operating activities was $373,230 for the three months ending September 30, 2015, and $134,497 for the three months ending September 30, 2014. The decrease of net cash flows used in operating activities was primarily due to the normalizing of business functions due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19 and due to the elimination of acquisition and restructuring expenses incurred during the September 30, 2014 period.

Net cash used in investing activities was $7,677 for the three months ended September 30, 2015 and no cash was generated during the three months ended September 30, 2014 relating to investing activities. For the three months ended September 30, 2015, we had $3,500 cash paid for loan receivables and $4,177 cash paid for acquisition of property and equipment.

Net cash provided by financing activities totaled $333,562 for the three months ended September 30, 2015. Net cash provided by financing activities totaled 135,000 for the three months ended September 30, 2014. The difference was due to increased sales of equities during the three months ended September 30, 2015.

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

The Company, as of the end of the 2015 fiscal year (June) was at a stage where it requires external capital to continue with its business. It must obtain additional significant capital in the future to continue its operations. There can be no certainty that the Company can obtain these funds.

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

Sugarmade, Inc., a Delaware corporation

August 23, 2016	By:	/s/ Jimmy Chan
Jimmy Chan CEO, CFO, and Director

-28-