Form 10-Q
period 2015-12-31
Sugarmade, Inc.
filed 2016-08-29
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2015

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

At August 29, 2016, there were 178,685,388 shares outstanding of the issuer's common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2015

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

PART 1: Financial Information

 Item I

Sugarmade, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2015	June 30, 2015

Assets
Current assets:
Cash	$1,496	$58,260
Accounts receivable, net	233,925	85,958
Inventory, net	460,166	617,557
Loan receivables	147,550	144,050
Other current assets	96,323	52,832

Total current assets	939,460	958,657

Equipment, net	123,327	119,150
Intangible assets	1,814	1,814
Other assets	33,781	33,781

Total assets	$1,098,381	$1,113,402

Liabilities and Stockholders' Deficiency

Current liabilities:
Bank overdraft	$114,489	$65,243
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,806,978	1,891,152
Customer deposits	153,094	243,087
Other payable	25,341	—
Accrued interest	262,698	241,513
Accrued compensation and personnel related payables	11,403	11,403
Notes payable due to others	163,500	273,000
Loans payable	384,639	521,037
Convertible notes payable, net	394,167	419,167
Derivative liabilities	382,000	304,000

Total liabilities	3,724,292	3,995,584

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized,
none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized,
177,987,658 and 157,745,198 shares issued and outstanding
at December 31, 2015 and June 30, 2015, respectively	177,988	157,746
Additional paid-in capital	17,061,372	16,389,946
Shares to be issued	2,090,705	1,961,668
Accumulated deficit	(21,955,976)	(21,391,542)

Total stockholders' deficiency	(2,625,911)	(2,882,182)

Total liabilities and stockholders' deficiency	$1,098,381	$1,113,402

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014

Revenues, net	$914,429	$543,111	$2,317,340	$544,569

Cost of goods sold:
Materials and freight costs	622,403	406,151	1,551,062	407,476

Total cost of goods sold	622,403	406,151	1,551,062	407,476

Gross profit	292,026	136,961	766,278	137,093

Operating expenses:
Selling, general and administrative expenses	503,440	1,044,870	1,205,349	3,328,382

Total operating expenses	503,440	1,044,870	1,205,349	3,328,382

Loss from operations	(211,414)	(907,909)	(439,070)	(3,191,289)

Non-operating income (expense):
Interest expense	(3,557)	(11,488)	(18,625)	(22,336)
Change in fair value of derivative liabilities	420,000	100,000	(78,000)	(36,737)
Loss on extinguishment of debt	(55,498)	(2,239,821)	(55,498)	(5,670,387)
Other income	36,261	4,703	26,761	5,910

Total non-operating expense	397,206	(2,146,606)	(125,362)	(5,723,550)

Net loss	$185,792	$(3,054,515)	$(564,432)	$(8,914,839)

Basic net loss per share	$0.00	$(0.06)	$(0.00)	$(0.23)
Diluted net loss per share	$0.00	$(0.06)	$(0.00)	$(0.23)

Basic weighted average common shares outstanding	176,447,471	52,996,256	167,096,334	38,545,234
Diluted weighted average common shares outstanding *	176,447,471	52,996,256	167,096,334	38,545,234

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share due to the fact the issuance of the shares is anti-dilutive.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the six months ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(564,432)	$(8,914,839)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on extinguishment of liability	55,498	5,670,387
Change in fair value of derivative liability	78,000	36,737
Stock compensation expense	—	541,668
Issuance of common stock for services	—	2,155,000
Changes in operating assets and liabilities
Accounts receivable	(147,967)	267,008
Inventory	157,391	55
Undeposited funds	—	10,749
Employee advance	—	2,150
Prepaid expense	—	276
Other assets	(43,491)	(135,745)
Bank overdraft	49,246	32,255
Accounts payable and accrued liabilities	(84,174)	(316,923)
Company credit card	—	(6,129)
Customer deposits	(89,993)	(4,479)
Payroll liabilities	—	9,456
Sales tax payable	—	45
Accrued interest	56,732	38,418

Net cash used in operating activities	(533,190)	(613,911)

Cash flows from investing activities:
Loan receivables	(3,500)	91,971
Payment for acquisition of property and equipment	(4,177)	—
Cash acquired from acquisition of SWC	—	209,214

Net cash provided by (used in) investing activities	(7,677)	301,185

Cash flows from financing activities:
Proceeds from issuance of common stock	230,000	270,000
Proceeds from (repayments of) loan	(136,398)	63,625
Payments for note payable	(109,500)	—
Proceeds from EB-5 investment	500,000	—

Net cash provided by financing activites	484,102	333,625

Net increase (decrease) in cash	(56,764)	20,899

Cash, beginning of period	58,260	—

Cash, end of period	$1,496	$20,899

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Debts settled through shares issuance	$35,207	$1,838,056

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc.  Our Company, Sugarmade, Inc. operates through our subsidiary, Sugarmade, Inc., a California corporation (“SWC Group, Inc., - CA”). As of the end of the reporting period, December 31, 2015, we were involved in several businesses including the supply of products to the quick service restaurant sub-sector of the restaurant industry and as a distributor of paper products derived from non-wood sources.  We are headquartered in City of Industry, California, a suburb of Los Angeles, with two additional warehouse locations in Southern California.  As of date of this filing, we employ 25 full and part-time workers and contractors.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2015, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2015, filed on or about August 6, 2016. The interim results for the period ended December 31, 2015 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SWC. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the six months ended December 31, 2015 and for the fiscal year ended June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $233,925 as of December 31, 2015 and of $85,958 as of June 30, 2015.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of December 31, 2015 and June 30, 2015, the balance for the inventory totaled $460,166 and $617,557, respectively. No amounts were recognized as an obsolescence reserve at December 31, 2015 and June 30, 2015.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2015.

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

Loss per share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. 296,857 potential shares issuable upon conversion of convertible debts and 73,364 potential shares issuable upon exercising of warrants were excluded in calculating diluted loss per share for the six months ended December 31, 2015 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

December 31, 2015
Annual dividend yield	—
Expected life (years)	.74
Risk-free interest rate	0.47%
Expected volatility	470%

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2015
	December 31,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$382,000	$—	$382,000	$—
Total	$382,000	$—	$382,000	$—

June 30, 2015
Annual dividend yield	—
Expected life (years)	0.99
Risk-free interest rate	0.27%
Expected volatility	377%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2015
	June 30,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$304,000	$—	$304,000	$—
Total	$304,000	$—	$304,000	$—

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

3. Concentration

Customers

For the three and six months end December 31, 2015, our Company earned net revenues of $914,429 and $2,317,340, respectively. The vast majority of these revenues for the periods were derived from a large number of customers, with no customers accounted for over 10% of the Company’s total revenues in either period.

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

Suppliers

For the three and six months end December 31, 2015, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent. Two suppliers accounted for 71% and 6% of the Company’s total inventory purchase for the three and six months end December 31, 2015, respectively. There were no purchases of tree free paper products in either period.

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

5. Convertible Notes

As of December 31, 2015 and June 30, 2015 the balance owing on convertible notes was $394,167 and $419,167 respectively. The convertible promissory notes must be repaid by our Company within six months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note-holders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. As of December 31, 2015, one convertible promissory note, in the amount of $100,000, was converted to restricted common shares.

			As of December 31, 2015
Note Type and Investor
	Due Date	Balance	Discount	Carrying Value

Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	40,000	—	40,000
Convertible Note	7/1/2016	50,000	—	50,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	6/18/2014	25,000	—	25,000
Convertible Note	6/18/2014	25,000	—	25,000
Convertible Note	12/28/2014	25,000	—	25,000
Convertible Note	7/1/2016	8,333	—	8,333
Convertible Note	7/1/2016	20,834	—	20,834
Convertible Note	7/31/2014	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	100,000	—	100,000

Total Convertible Promissory Notes		$394,167		$394,167

6. Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option-pricing model using the assumptions detailed below. As of December 31, 2015 and June 30, 2015, the derivative liability was $382,000 and $304,000, respectively. The Company recorded $420,000 gain and $100,000 gain from changes in derivative liability during the three months ended December 31, 2015 and 2014, respectively.

The Black-Scholes model with the following assumption inputs:

December 31, 2015
Annual dividend yield	—
Expected life (years)	0.74
Risk-free interest rate	0.47%
Expected volatility	470%

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2015	$131,250	$0.20
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2015	$131,250	$0.20

Following is a summary of the status of warrants outstanding at December 31, 2015:

Date Issued	Exercise Price	Number of Shares	Expiration Date
8/17/2012	$0.01	6,250	7/1/2016
8/20/2012	$0.01	6,250	7/1/2016
9/10/2012	$0.01	10,000	7/1/2016
9/13/2012	$0.01	12,500	7/1/2016
9/18/2012	$0.01	6,250	7/1/2016
10/5/2012	$0.01	2,500	7/1/2016
10/25/2012	$0.01	6,250	7/1/2016
1/31/2013	$0.01	6,250	7/1/2016
10/22/2012	$0.01	25,000	7/1/2016
8/24/2012	$0.5	50,000	8/24/2016

Total warrants as of December 31, 2015		131,250

Following is a summary of the status of warrants outstanding at June 30, 2015:

Date Issued	Exercise Price	Number of Shares	Expiration Date
8/17/2012	$0.01	6,250	7/1/2016
8/20/2012	$0.01	6,250	7/1/2016
9/10/2012	$0.01	10,000	7/1/2016
9/13/2012	$0.01	12,500	7/1/2016
9/18/2012	$0.01	6,250	7/1/2016
10/5/2012	$0.01	2,500	7/1/2016
10/25/2012	$0.01	6,250	7/1/2016
1/31/2013	$0.01	6,250	7/1/2016
10/22/2012	$0.01	25,000	7/1/2016
8/24/2012	$0.5	50,000	8/24/2016

Total warrants as of June 30, 2015		131,250

8. Note payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of December 31, 2015 and June 30, 2015, the loan principal balance was $25,982.

Note payable to others

On January 23, 2013, the Company entered into a promissory note with Mira Ablaza (a former employee of the Company owns less than 5% of the Company’s stock). The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of December 31, 2015, this note had a balance of $25,000.

On January 28, 2013, the Company entered into a promissory note with David Troung (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $150,000 and the interest rate on the note was 10%. The note was due on December 31, 2015 and became payable upon demand after December 31, 2015. As of June 30, 2015, this note was paid in full.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six months. However, this note was now payable upon demand per the oral agreement with the lender. As of December 31, 2015, this note had a balance of $20,000.

On January 3, 2014, the Company entered into a promissory note with David Troung (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $70,000 and the interest rate on the note was 10%. The note was due on December 31, 2015 and became payable upon demand after December 31, 2015. As of December 31, 2015, this note had a balance of $50,000.

On January 13, 2014, the Company entered into a promissory note with Tsz Ming Wong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of December 31, 2015, this note had a balance of $25,000.

On January 13, 2014, the Company entered into a promissory note with Michael Yeh (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $30,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of December 31, 2015, this note had a balance of $13,500.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, whom owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of December 31, 2015 this note had a balance of $30,000.

On May 1, 2015, the Company entered into a promissory note with Dung Tran (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $89,000 and the repayment amount will be $100,000 with interest of $11,000. The note had a term of 3 months and was due on July 31, 2015. As of December 31, 2015 this note had been paid in full.

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

On July 30, 2015, the Company issued 500,000 of Series B Convertible Preferred Stock for $500,000.

13. Common shares reserved for future issuances

The following table summarizes shares of our common stock reserved for future issuance at December 31, 2015:

Common shares to be issued under conversion feature	4,246,752
Common shares to be issued under $0.01 warrants	81,250
Common shares to be issued under $0.50 warrants	50,000

Total common shares reserved for future issuance	4,378,002

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

In addition, at December 31, 2015, the Company had outstanding balance of $183,006 from two of its directors, and $17,583 from one major shareholder’s family member for its working capital needs. These borrowings bore no interest, and were payable upon demand.

15. Loans payable

On August 14, 2009, SWC entered a loan agreement with a bank for $50,000 with maturity on August 14, 2016. The loan had an annual interest rate of 7% with monthly payment of $755. At December 31, 2015, the outstanding balance under this loan was $6,607.

On March 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on January 1, 2017. The monthly payment is $435. At December 31, 2015, the outstanding balance under this loan was $5,512.

On July 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. At December 31, 2015, the outstanding balance under this loan was $4,417.

On March 5, 2013, SWC entered an auto loan agreement with a financial service company for $32,312. The loan had monthly payment of $539, bore no interest with maturity on March 5, 2018. At December 31, 2015, the outstanding balance under this loan was $14,002.

On April 30, 2014, SWC entered a promissory note agreement with a bank for its working capital needs with maturity on August 3, 2015. The principal amount of the loan was $228,000 and the repayment amount was $303,240 with daily payment of $963. At December 31, 2015, the balance was paid in full.

On September 3, 2014, SWC entered an agreement with a lending company for its working capital needs with maturity on March 6, 2015. The principal amount of the loan was $200,000 and the repayment amount was $279,800 with daily payment of $2,332. At December 31, 2015, this loan was paid in full.

On December 18, 2014, SWC entered an agreement with a lending company for its working capital needs with maturity on May 28, 2015. The principal amount of the loan was $125,000 and the repayment amount was $174,875 with daily payment of $1,457. At December 31, 2015, this loan was paid in full.

On April 30, 2015, Sugarmade entered a promissory note agreement with an unrelated private company for its working capital needs with maturity on October 31, 2015. The principal amount of the loan was $100,000 and the repayment amount will be $120,000 with interest of $20,000. At December 31, 2015, the outstanding balance under this loan was $50,002.

On May 27, 2015, SWC entered an agreement with a lending company for its working capital needs. The loan was payable on the 132nd day from the entering date of the agreement. The principal amount of the loan was $275,000 and the repayment amount was $376,750 including interest with daily payment of $2,854. At December 31, 2015, the balance had been paid in full.

In addition, at December 31, 2015, the Company had outstanding balance of $183,006 from two of its directors, and $17,583 from one major shareholder’s family member for its working capital needs. These borrowings bore no interest, and were payable upon demand.

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

Future minimum annual rental payments required under operating leases as of December 31, 2015 were as below (by year):

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

The following unaudited pro forma consolidated results of operations of the Company and SWC Group for the three months ended December 31, 2014 and 2014, presents the operations of the Company and SWC Group as if the acquisition of SWC Group occurred on July 1, 2013, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	Three Months ended December 31,
	2015	2014
	(Unaudited)
Net sales	$914,429	$543,111
Net loss	$185,792	$(3,054,515)

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

Results of Operations

The following table sets forth the results of our operations for the three and six months ended December 31, 2015 and 2014. Certain columns may not add due to rounding.

	For the three months ended		For the six months ended
	December 31,		December 31,
	2015	2014	2015	2014

Net Sales	914,429	543,111	2,317,340	544,569
Cost of Goods Sold:	622,403	406,151	1,551,062	407,476
Gross Profit	292,026	136,961	766,278	137,093
Operating Expenses	503,440	1,044,870	1,205,349	3,328,382
Loss From Operations	(211,414)	(907,909)	(439,070)	(3,191,289)
Other Non-Operating Income (Expense):	397,206	(2,146,606)	(125,362)	(5,723,550)
Net loss	185,792	(3,054,515)	(564,432)	(8,914,839)

Revenues

For the three-month periods ending December 31, 2015 and December 31, 2014, revenues were $914,429 and $543,111, respectively. For the six-month periods ending December 31, 2015 and December 31, 2014, revenues were $2,317,340 and $544,569 respectively. The increases were primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19.

Cost of goods sold

For the three-month periods ending December 31, 2015 and December 31, 2014, costs of goods sold were $622,403 and $406,151, respectively. For the six-month periods ending December 31, 2015 and December 31, 2014, cost of goods sold were $1,151,062 and $404,476 respectively. The increases were primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19.

Gross profit

For the three-month periods ending December 31, 2015 and December 31, 2014, gross profits were $292,026 and $136,961, respectively. For the six-month periods ending December 31, 2015 and December 31, 2014, gross profits were $766,278 and $137,093, respectively. The increases were primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19.

Operating expense

For the three-month periods ending December 31, 2015 and December 31, 2014, operating expenses were $503,440 and $1,044,870, respectively. For the six-month periods ending December 31, 2015 and December 31, 20134, revenues were $1,205,349 and $3,328,382 respectively. The reductions were primarily due to restructuring of the business units after the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19. Additionally, during the 2014 periods, SG&A expenses were unusually high due to acquisition and restructuring activities. No such expenses were realized during the 2015 periods.

Other non-operating income (expense)

For the three-month periods ending December 31, 2015 and December 31, 2014, non-operating income was $397,206 and non-operating expense was $2,146,606, respectively. For the six-month periods ending December 31, 2015 and December 31, 20134, non-operating expenses were $125,362 and $5,723,550 respectively. The decreases were primarily related to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19, which mainly took place during the 2014 periods. During the 2014 periods non-operating expenses were unusually high due to the acquisition and the ongoing restructuring activities. Most of the expenses relating to these areas were eliminated during the 2015 periods.

Net loss

For the three-month periods ending December 31, 2015 and December 31, 2014, net gain was $185,792 and net loss was $3,054,515, respectively. For the six-month periods ending December 31, 2015 and December 31, 2014, net losses were $564,432 and $8,914,839, respectively. The decreases were due to a combination of factors. Much of the reduction related to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19, which mainly took place during the 2014 periods. During the 2014 periods non-operating expenses were unusually high due to the acquisition and the ongoing restructuring activities. Most of the expenses relating to these areas were eliminated during the 2015 periods. Additionally, the restructuring that took place subsequent to the acquisition resulted in higher gross margins and reductions in certain operating expenses. Lastly, during 2014 there were significant non-cash expenses related to extinguishment of debt. Such expenses were significantly reduced during 2015.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of December 31, 2015, our Company had cash balance of $1,496, current assets totaling $939,460 and total assets of $1,098,381. We had current and total liabilities totaling $3,724,292 Stockholders’ equity reflected a deficit of $2,625,911.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December, 2015 and 2014:

	2015	2014
Cash (used in) provided by:
Operating activities	$(533,190)	$(613,911)
Investing activities	(7,677)	301,185
Financing activities	484,102	333,625

Net cash used by operating activities was $533,190 for the six months ending December 31, 2015, and $613,911 for the six months ending December 31, 2014. The decrease of net cash flows used in operating activities resulted primarily due the normalizing of business functions due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19 and due to the elimination of acquisition and restructuring expenses incurred during the 2014 period.

Net cash used in investing activities was $7,677 for the six months ending December 31, 2015 and net cash used in investing activities was $301,185 during the six months ending December 31, 2014.

Net cash provided by financing activities totaled $484,102 for the six months ended December 31, 2015 and $333,625 for the six months ending December 31, 2014. The difference was due to increased sales of equities during the six months ended December 31, 2015.

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

Sugarmade, Inc., a Delaware corporation

August 29, 2016	By:	/s/ Jimmy Chan
Jimmy Chan CEO, CFO, and Director

-31-