Form 10-Q
period 2016-03-31
Sugarmade, Inc.
filed 2016-08-29
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016

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

At August 29, 2016, there were 178,685,388 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2016

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

PART 1: Financial Information

 Item I

Sugarmade, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash	$4,984	$58,260
Accounts receivable, net	292,284	85,958
Inventory, net	580,751	617,557
Loan receivables	147,550	144,050
Other current assets	142,355	52,832

Total current assets	1,167,924	958,657

Equipment, net	123,327	119,150
Intangible assets	1,814	1,814
Other assets	33,781	33,781

Total assets	$1,326,845	$1,113,402

Liabilities and Stockholders’ Deficiency

Current liabilities:
Bank overdraft	$74,506	$65,243
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,789,427	1,891,152
Customer deposits	239,378	243,087
Other payable	24,099	—
Accrued interest	264,204	241,513
Accrued compensation and personnel related payables	11,403	11,403
Notes payable due to others	167,500	273,000
Loans payable	694,917	521,037
Convertible notes payable, net	394,167	419,167
Derivative liabilities	299,000	304,000

Total liabilities	3,984,584	3,995,584

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized,
none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized,
178,685,388 and 157,745,198 shares issued and outstanding
at March 31, 2016 and June 30, 2015, respectively	178,685	157,746
Additional paid-in capital	17,151,380	16,389,946
Shares to be issued	2,000,000	1,961,668
Accumulated deficit	(21,987,804)	(21,391,542)

Total stockholders’ deficiency	(2,657,738)	(2,882,182)

Total liabilities and stockholders’ deficiency	$1,326,845	$1,113,402

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015

Revenues, net	$826,867	$985,679	$3,144,207	$1,530,248

Cost of goods sold:
Materials and freight costs	504,522	706,526	2,055,584	1,114,002

Total cost of goods sold	504,522	706,526	2,055,584	1,114,002

Gross profit	322,345	279,153	1,088,623	416,246

Operating expenses:
Selling, general and administrative expenses	426,834	888,838	1,632,183	4,217,220

Total operating expenses	426,834	888,838	1,632,183	4,217,220

Loss from operations	(104,489)	(609,685)	(543,559)	(3,800,974)

Non-operating income (expense):
Interest expense	(164)	(11,375)	(18,789)	(33,711)
Change in fair value of derivative liabilities	83,000	(213,000)	5,000	(249,737)
Commission	415	1,362	2,900	6,065
Loss on extinguishment of debt	—	(86,903)	(55,498)	(5,757,290)
Other income	(10,589)	337	13,686	1,544

Total non-operating expense	72,661	(309,579)	(52,701)	(6,033,129)

Net loss	$(31,828)	$(919,264)	$(596,260)	$(9,834,103)

Basic net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.13)
Diluted net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.13)

Basic weighted average common shares outstanding	178,631,716	151,934,599	170,913,497	76,248,978
Diluted weighted average common shares outstanding *	178,631,716	151,934,599	170,913,497	76,248,978
* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share due to the fact the issuance of the shares is anti-dilutive.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the nine months ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(596,260)	$(9,834,103)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on extinguishment of liability	55,498	5,757,290
Change in fair value of derivative liability	(5,000)	249,737
Stock compensation expense	—	681,668
Issuance of common stock for services	—	2,155,000
Changes in operating assets and liabilities
Accounts receivable	(206,326)	194,507
Inventory	36,806	336,658
Undeposited funds	—	3,912
Employee advance	—	2,625
Prepaid expense	—	18,850
Other assets	(89,523)	(135,000)
Bank overdraft	9,263	12,727
Accounts payable and accrued liabilities	(101,725)	(935,256)
Company credit card	—	(71,574)
Customer deposits	(3,709)	36,663
Payroll liabilities	—	28,142
Sales tax payable	—	(1,515)
Accrued interest	56,997	49,793

Net cash used in operating activities	(843,979)	(1,449,876)

Cash flows from investing activities:
Loan receivables	(3,500)	39,971
Payment for acquisition of property and equipment	(4,177)	—
Cash acquired from acquisition of SWC	—	209,214

Net cash provided by (used in) investing activities	(7,677)	249,185

Cash flows from financing activities:
Proceeds from issuance of common stock	230,000	290,000
Proceeds from (repayments of) loan	173,880	(444,073)
Payments for note payable	(105,500)	(90,000)
Proceeds from EB-5 investment	500,000	1,470,000

Net cash provided by financing activites	798,380	1,225,927

Net increase (decrease) in cash	(53,276)	25,236

Cash, beginning of period	58,260	—

Cash, end of period	$4,984	$25,236

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Debts settled through shares issuance	$35,207	$1,838,056

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc.  Our Company, Sugarmade, Inc. operates through our subsidiary, Sugarmade, Inc., a California corporation (“SWC Group, Inc., - CA”). As of the end of the reporting period, March 31, 2016, we were involved in several businesses including the supply of products to the quick service restaurant sub-sector of the restaurant industry and as a distributor of paper products derived from non-wood sources.  We are headquartered in City of Industry, California, a suburb of Los Angeles, with two additional warehouse locations in Southern California.  As of date of this filing, we employ 25 full and part-time workers and contractors.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2015, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2015, filed on or about August 6, 2016. The interim results for the period ended March 31, 2016 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SWC. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued operating losses during the nine months ended March 31, 2016 and for the fiscal year ended June 30, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $292,284 as of March 31, 2016 and of $85,958 as of June 30, 2015.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of March 31, 2016 and June 30, 2015, the balance for the inventory totaled $580,751 and $617,557, respectively. No amounts were recognized as an obsolescence reserve at March 31, 2016 and June 30, 2015.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of March 31, 2016.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

March 31, 2016
Annual dividend yield	—
Expected life (years)	.26
Risk-free interest rate	0.21%
Expected volatility	455%

	Carrying Value	Fair Value Measurements at
	As of	March 31, 2016
	March 31,	Using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$299,000	$—	$299,000	$—
Total	$299,000	$—	$299,000	$—

June 30, 2015
Annual dividend yield	—
Expected life (years)	0.99
Risk-free interest rate	0.27%
Expected volatility	377%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2015
	June 30,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$304,000	$—	$304,000	$—
Total	$304,000	$—	$304,000	$—

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

3. Concentration

Customers

For the three and nine months end March 31, 2016, our Company earned net revenues of $826,867 and $3,144,207, respectively. The vast majority of these revenues for the periods were derived from a large number of customers, with no customers accounted for over 10% of the Company’s total revenues in either period.

Suppliers

For the three and nine months end March 31, 2016, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent. Two suppliers accounted for 76% and 10% of the Company’s total inventory purchase for the nine and six months end March 31, 2016, respectively. There were no purchases of tree free paper products in either period.

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

5. Convertible Notes

As of March 31, 2016 and June 30, 2015 the balance owing on convertible notes was $394,167 and $419,167 respectively. The convertible promissory notes must be repaid by our Company within six months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note-holders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. As of March 31, 2016, one convertible promissory note, in the amount of $100,000, was converted to restricted common shares.

			As of March 31, 2016
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

6. Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option-pricing model using the assumptions detailed below. As of March 31, 2016 and June 30, 2015, the derivative liability was $299,000 and $304,000, respectively. The Company recorded $83,000 gain and $213,000 loss from changes in derivative liability during the three months ended March 31, 2016 and 2015, respectively.

The Black-Scholes model with the following assumption inputs:

March 31, 2016
Annual dividend yield	—
Expected life (years)	0.26
Risk-free interest rate	0.21%
Expected volatility	455%

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2015	$131,250	$0.20
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2016	$131,250	$0.20

Following is a summary of the status of warrants outstanding at March 31, 2016:

Date Issued	Exercise Price	Number of Shares	Expiration Date
8/17/2012	$0.01	6,250	7/1/2016
8/20/2012	$0.01	6,250	7/1/2016
9/10/2012	$0.01	10,000	7/1/2016
9/13/2012	$0.01	12,500	7/1/2016
9/18/2012	$0.01	6,250	7/1/2016
10/5/2012	$0.01	2,500	7/1/2016
10/25/2012	$0.01	6,250	7/1/2016
1/31/2013	$0.01	6,250	7/1/2016
10/22/2012	$0.01	25,000	7/1/2016
8/24/2012	$0.5	50,000	8/24/2016

Total warrants as of March 31, 2016		131,250

Following is a summary of the status of warrants outstanding at June 30, 2015:

Date Issued	Exercise Price	Number of Shares	Expiration Date
8/17/2012	$0.01	6,250	7/1/2016
8/20/2012	$0.01	6,250	7/1/2016
9/10/2012	$0.01	10,000	7/1/2016
9/13/2012	$0.01	12,500	7/1/2016
9/18/2012	$0.01	6,250	7/1/2016
10/5/2012	$0.01	2,500	7/1/2016
10/25/2012	$0.01	6,250	7/1/2016
1/31/2013	$0.01	6,250	7/1/2016
10/22/2012	$0.01	25,000	7/1/2016
8/24/2012	$0.5	50,000	8/24/2016

Total warrants as of June 30, 2015		131,250

8. Note payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of March 31, 2016 and June 30, 2015, the loan principal balance was $25,982.

Note payable to others

On January 23, 2013, the Company entered into a promissory note with Mira Ablaza (a former employee of the Company owns less than 5% of the Company’s stock). The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of March 31, 2016, this note had a balance of $25,000.

On January 28, 2013, the Company entered into a promissory note with David Troung (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $150,000 and the interest rate on the note was 10%. The note was due on December 31, 2015 and became payable upon demand after December 31, 2015. As of June 30, 2015, this note was paid in full.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six months. However, this note was now payable upon demand per the oral agreement with the lender. As of March 31, 2016 this note had a balance of $20,000.

On January 3, 2014, the Company entered into a promissory note with David Troung (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $70,000 and the interest rate on the note was 10%. The note was due on December 31, 2015 and became payable upon demand after December 31, 2015. As of March 31, 2016, this note had a balance of $60,000.

On January 13, 2014, the Company entered into a promissory note with Tsz Ming Wong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of March 31, 2016, this note had a balance of $25,000.

On January 13, 2014, the Company entered into a promissory note with Michael Yeh (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $30,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of March 31, 2016, this note had a balance of $7,500.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, whom owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of March 31, 2016 this note had a balance of $30,000.

On May 1, 2015, the Company entered into a promissory note with Dung Tran (a former employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $89,000 and the repayment amount will be $100,000 with interest of $11,000. The note had a term of 3 months and was due on July 31, 2015. As of March 31, 2016, this note was paid in full.

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

10. Shares issued for service

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

On July 30, 2015, the Company issued 500,000 of Series B Convertible Preferred Stock for $500,000.

13. Common shares reserved for future issuances

The following table summarizes shares of our common stock reserved for future issuance at March 31, 2016:

Common shares to be issued under conversion feature	10,005,555
Common shares to be issued under $0.01 warrants	81,250
Common shares to be issued under $0.50 warrants	50,000

Total common shares reserved for future issuance	10,136,805

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

In addition, at March 31, 2016, the Company had outstanding balance of $458,056 from two of its directors, and $17,583 from one major shareholder’s family member for its working capital needs. These borrowings bore no interest, and were payable upon demand.

15. Loans payable

On August 14, 2009, SWC entered a loan agreement with a bank for $50,000 with maturity on August 14, 2016. The loan had an annual interest rate of 7% with monthly payment of $755. At March 31, 2016, the outstanding balance under this loan was $4,233.

On March 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on January 1, 2017. The monthly payment is $435. At March 31, 2016, the outstanding balance under this loan was $4,282.

On July 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. At March 31, 2016, the outstanding balance under this loan was $3,752.

On March 5, 2013, SWC entered an auto loan agreement with a financial service company for $32,312. The loan had monthly payment of $539, bore no interest with maturity on March 5, 2018. At March 31, 2016, the outstanding balance under this loan was $12,386.

On April 30, 2014, SWC entered a promissory note agreement with a bank for its working capital needs with maturity on August 3, 2015. The principal amount of the loan was $228,000 and the repayment amount was $303,240 with daily payment of $963. At March 31, 2016, the outstanding balance under this loan was paid in full.

On September 3, 2014, SWC entered an agreement with a lending company for its working capital needs with maturity on March 6, 2015. The principal amount of the loan was $200,000 and the repayment amount was $279,800 with daily payment of $2,332. At March 31, 2016, this loan was paid in full.

On December 18, 2014, SWC entered an agreement with a lending company for its working capital needs with maturity on May 28, 2015. The principal amount of the loan was $125,000 and the repayment amount was $174,875 with daily payment of $1,457. At December 31, 2015, this loan was paid in full.

On April 30, 2015, Sugarmade entered a promissory note agreement with an unrelated private company for its working capital needs with maturity on October 31, 2015. The principal amount of the loan was $100,000 and the repayment amount will be $120,000 with interest of $20,000. At March 31, 2016, the outstanding balance under this loan was $30,000.

On May 27, 2015, SWC entered an agreement with a lending company for its working capital needs. The loan was payable on the 132nd day from the entering date of the agreement. The principal amount of the loan was $275,000 and the repayment amount was $376,750 including interest with daily payment of $2,854. At March 31, 2016, the balance was paid in full.

In addition, at March 31, 2016, the Company had outstanding balance of $462,506 from three of its directors, and $17,583 from one major shareholder’s family member for its working capital needs. These borrowings bore no interest, and were payable upon demand.

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

Future minimum annual rental payments required under operating leases as of March 31, 2016 were as below (by year):

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

	Three Months ended March 31,
	2016	2015
	(Unaudited)
Net sales	$826,867	$985,679
Net loss	$(31,828)	$(919,264)

20. Subsequent events

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

Results of Operations

The following table sets forth the results of our operations for the three and nine months ended March 31, 2016 and 2015. Certain columns may not add due to rounding.

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

Net Sales	826,867	985,679	3,144,207	1,530,248
Cost of Goods Sold:	504,522	706,526	2,055,584	1,114,002
Gross Profit	322,345	279,153	1,088,623	416,246
Operating Expenses	426,834	888,838	1,623,183	4,217,220
Loss From Operations	(104,489)	(609,685)	(543,559)	(3,800,974)
Other Non-Operating Income (Expense):	72,661	(309,579)	(52,701)	(6,003,129)
Net loss	(31,828)	(919,264)	(596,260)	(9,824,103)

Revenues

For the three-month periods ending March 31, 2016 and March 31, 2015, revenues were $826,867 and $985,679, respectively. Revenues fell during the period due to a change in mix of products as the Company actively pursued higher gross margin opportunities and deemphasized the sales of products with lower gross margins.

For the nine-month periods ending March 31, 2016 and March 31, 2015, revenues were $3,144,207 and $1,530,248, respectively. The increases were primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19, which was finalized during the quarter ending December 2014. Thus, only the revenue of the acquired operations realized after the acquisition was included in the quarter ending December 2015.

Cost of goods sold

For the three-month periods ending March 31, 2016 and March 31, 2016, costs of goods sold were $504,522 and $706,526, respectively. The reduction of cost of goods sold was a result of our change in sales emphasis to lower cost of goods products and a result of negotiations with our suppliers to reduce costs.

For the nine-month periods ending March 31, 2016 and March 31, 2015, cost of goods sold were $2,055,584 and $1,114,002 respectively. The increases were primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19, which was finalized during the quarter ending December 2014. Thus, only the costs of goods sold of the acquired operations realized after the acquisition was included in the quarter ending December 2015.

Gross profit

For the three-month periods ending March 31, 2016 and March 31, 2015, gross profits were $322,345 and $279,153, respectively. The reduction was a function of the change in product mix and reduction in cost of goods sold described above.

For the nine-month periods ending March 31, 2016 and March 31, 2015, gross profits were $1,088,623 and $416,246, respectively. The increases were primarily due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19 and was additionally a function of the of the change in product mix and reduction in cost of goods sold described above.

Operating expenses

For the three-month periods ending March 31, 2016 and March 31, 2016, operating expenses were $426,834 and $888,838, respectively. The reduction was a result of restructuring of the CarryOutSupplies business, which included a change in the number and in the type of products being offered and selected head count reductions, and other cost cutting measures.

For the nine-month periods ending March 31, 2016 and March 31, 2015, SG&A expenses were $1,623,183 and $4,217,220 respectively. The reductions were primarily due to restructuring of the business units after the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19. Additionally, during the 2014 periods, SG&A expenses were unusually high due to acquisition and restructuring activities. No such expenses were realized during the 2016 period.

Other non-operating income (expense) and interest expense and interest income.

For the three-month periods ending March 31, 2016 and March 31, 2015, non-operating income was $72,661 and loss was $309,579, respectively. The reduction was a result of lower legal and other fees associated with the restructuring of the business units after the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19.

For the nine-month periods ending March 31, 2016 and March 31, 2015, non-operating expenses were $52,701 and $6,003,129 respectively. The decreases were primarily related to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19, which mainly took place during the 2015 periods. During the 2014 periods non-operating expenses were unusually high due to the acquisition and the ongoing restructuring activities. Most of the expenses relating to these areas were eliminated during the 2016 periods.

Net loss

For the three-month periods ending March 31, 2016 and March 31, 2015, net losses were $31,828 and $919,264, respectively. For the nine-month periods ending March 31, 2016 and March 31, 2015, net losses were $596,260 and $9,834,103, respectively. The decreases were due to a combination of factors. Much of the reduction related to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Item 19, which mainly took place during the 2015 periods. During the 2015 periods non-operating expenses were unusually high due to the acquisition and the ongoing restructuring activities. Most of the expenses relating to these areas were eliminated during the 2016 periods. Additionally, the restructuring that took place subsequent to the acquisition resulted in higher gross margins and reductions in certain operating expenses. Lastly, during the 2015 periods there were significant non-cash expenses related to extinguishment of debt. Such expenses were significantly reduced during the 2016 period.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of March 31, 2016, our Company had cash balance of $4,984, current assets totaling $1,167,924 and total assets of $1,326,845. We had current and total liabilities totaling $3,984,584. Stockholders’ equity reflected a deficit of $2,657,738.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31 2016 and 2015:

	2016	2015
Cash (used in) provided by:
Operating activities	$(834,979)	$(1,449,876)
Investing activities	(7,677)	249,185
Financing activities	$798,380	$1,225,927

Net cash used by operating activities was $834,979 for the nine months ending March 31 2016, and $1,449,876 for the nine months ending March 31, 2015. The decrease of net cash flows used in operating activities resulted primarily due the normalizing of business functions due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19, the elimination of acquisition and restructuring expenses incurred during the 2014 period and due to cost reductions associated with the restructuring of the product mixed, headcount, in addition to other cost cutting measures.

Net cash used in investing activities was $7,677 for the nine months ending March 31, 2016 and $249,185 during the six months ending December 31, 2014.

Net cash provided by financing activities totaled $798,380 for the nine months ended March 31, 2016 and $1,225,927 for the nine months ending March 31, 2015. The difference was due to lower levels of sales of equities during the nine months ended March 31, 2016.

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