Form 10-K
period 2016-06-30
Sugarmade, Inc.
filed 2016-11-01
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity on September 30, 2016, (the last business day of the registrant’s most recently completed quarter) based on the most recent closing trade, which occurred on November 1, 2016 was $0.08 with implied market cap of approximately $15,168,365.

At November 1, 2016 there were 202,244,871 shares outstanding of the issuer’s common, the only class of common equity.

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

As of June 30, 2016, Sugarmade, Inc. is a product and brand marketing company investing in products and brands with disruptive potential. We are involved in several businesses including the supply of products to several market sectors, including to the quick service restaurant sub-sector of the restaurant industry and as a distributor of paper products derived from non-wood sources. In addition, the Company is planning a market entry during the fourth calendar quarter of 2016 into the marketplace for seasonings and spices by way of separate licensing and distribution agreements with its business partners.

Our main business operation, CarryOutSupplies.com, is a producer and wholesaler of custom printed and generic supplies and has served more than 3,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009 when the founders gained first-hand experience within the restaurant industry of the difficulty for restaurant owners to acquire custom printed supplies at a reasonable cost. Many quick service restaurants wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost prohibitive. With that in mind, carry out supplies was founded to provide products to this underserved section of the market. Since that time, the company has become a key supplier to many popular U.S. franchises, particularly in the frozen dessert segments. The company estimates it holds approximately 40% market share of generic and printed products within the take out frozen yogurt and ice cream industries. We also hold a product supply and licensing agreement FreeHand® ThumbTray™ for the western part of the United States.

We are also a distributor of paper made from 100% reclaimed sugarcane fiber, enhanced with bamboo. Sugarcane fiber, called bagasse, is a discarded byproduct of sugarcane production. Sugarmade, Inc. was founded in 2010. As is explained below, in 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today.  Relative to Sugarmade Paper, our third-party contract manufacturer uses bagasse and bamboo, as opposed to wood products significantly reducing its manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products.  We are currently restructuring this business unit to focus on the organization and administration of fundraisers and paper drives for schools, non-profits and other institutions.

During September of 2016, the Company completed negotiations for and signed a license agreement with HUY FONG FOODS, INC. (“HFFI”), the maker of Sriracha Hot Chili Sauce. Under the terms of the agreement, the Company is granted license to use the licensed marks of HFFI on and for products the Company is currently in process of designing and testing. Based on this agreement and a separate license agreement signed during 2015 with Seasoning Stixs International, LLC, the Company plans to introduce a new culinary seasoning product named Sriracha Seasoning Stixs. Sriracha Seasoning Stixs are encapsulated Huy Fong Sriracha Sauce and other seasonings in the form of a stick, which are inserted into meat, fish and poultry prior to cooking.  Sriracha Seasoning Stixs are a hard solid at room temperature, but as heat is applied the sticks begin to liquefy allowing the meat fibers to act like a sponge absorbing the seasonings and flavors that had previously been encapsulated in the stick. The Company plans to introduce this product via a nationwide advertising and social media campaign during the December quarter of 2016.

Employees and Consultants

As of June 30, 2016, the Company had approximately 21 full time or part-time employees and consultants.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the ’’SEC’’). The public may obtain information by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. For quarterly and annual reports, only those reports that were required to be filed through June 30, 2016 are available as of the date of this report.

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

The Company, as of the end of the 2016 fiscal year (June) was at a stage where it required external capital to continue with its business. It must obtain additional significant capital in the future to continue its operations. There can be no certainty that the Company can obtain these funds.

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

For the year ended June 30, 2015	High	Low
Fourth Quarter	$0.10	$0.05
Third Quarter	$0.10	$0.04
Second Quarter	$0.11	$0.04
First Quarter	$0.71	$0.01

For the year ended June 30, 2016	High	Low
Fourth Quarter	$0.10	$0.03
Third Quarter	$0.10	$0.04
Second Quarter	$0.13	$0.04
First Quarter	$0.15	$0.02

As of the close of trading on the date of this filing, October 14, 2016, the shares traded at $0.08 with a total of 0 shares traded.

Holders of Record

As of June 30, 2016, we had 178,685,388 shares of our common stock issued and outstanding held by approximately 253 shareholders of record. As of October 28, 2016, we have approximately 202,244,871 shares of our common stock issued and outstanding held by approximately 253 shareholders of record.

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

Overview and Financial Condition

Discussions with respect to our Company’s operations refer to our operating subsidiary, Sugarmade–CA. Our Company purchased Sugarmade-CA on May 9, 2011. As of the end of the 2015 (June) fiscal year we had no operations other than those of Sugarmade-CA. Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

Our company decreased its net loss to $2,458,170 for the year end June 30, 2016 from a loss $10,230,524 for year ending June 30, 2015. The decrease in net loss compared to the prior year was due to more efficient business operations as a result of our restructurings and due to the absence of charges related to extinguishment of debt, which are considerable during the previous year.

Revenue

Our revenue, net for the year ended June 30, 2016 was $4,348,256 compared to $2,908,407 for the year ended June 30, 2015. The increase was primarily attributable to acquisition of SWC, which contributed the majority of revenue during the year ending June 30, 2016.

Cost of Goods Sold

Total cost of goods for the year ending June 30, 2016 increased to $2,889,754 for the year ended June 30, 2016 compared to $2,045,592 for the year ended June 30, 2015. The increase in cost of goods sold was primarily a result of the Company’s acquisition of SWC and the increase in revenue that resulted during the reporting period.

Gross Profit

Gross margin for the year ending June 30, 2016 was $1,458,502 compared to gross loss of $862,815 for the year ending June 30, 2015. The increase was primarily due to the increase in revenue and cost of goods sold relating to the acquisition of SWC.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) totaled $3,451,862 and $5,192,203 for the years ended June 30, 2016 and 2015, respectively. The increase in SG&A was primarily due to the higher costs associated with operation of the SWC business, which was acquired during the period and due to costs of restructuring the combined business operation.

Interest Expense and Interest Income

Interest expense totaled $18,789 for the year ended June 30, 2016 as compared to $64,136 for the year ended June 30, 2015. Interest expense in fiscal 2016 resulted primarily from expenses incurred in connection with promissory notes payable and convertible notes payable from related and third parties. The reduction in interest expenses during the year ended June 30, 2016 was mainly a result of reduced interest expenses associated with merchant loans, which were paid off during the period.

Change in Fair Value of Derivative Liability

For the year ended June 30, 2016, derivative liabilities were $397,000 compared to $82,737 for the year ended June 30, 2015. Derivative liabilities for both fiscal years are primarily related to convertible promissory notes from related and third parties. The increase in the derivative liability amount between June 30, 2016 and June 30, 2016 was mainly a function of the change in the fair value of our common stock during the year ended June 30, 2016 and to a lesser extent the reduction in the balance owed on the convertible notes.

Net Loss

Net loss totaled $2,458,170 for the year end June 30, 2016 compared to a loss $10,230,524 for year ending June 30, 2015. The decrease in net loss compared to the prior year was primarily due to decreased operating expenses as well as decreased loss on extinguishment of debts.

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

  On June 30, 2016, the Company granted a CEO, Jimmy Chan, 5,000,000 restricted shares in lieu of salary.

On June 30, 2016, the Company granted Director, Waylon Huang, 3,000,000 restricted shares in lieu of salary.

On June 30, 2016, the Company granted Director, Richard Ko, 3,000,000 restricted shares in lieu of salary.

At June 30, 2016, the Company had outstanding balance of $435,563 borrowed from LMK Capital., LLC a company affiliated with CEO Chan. In addition, Mr. Richard Ko, a Director is owed $30,000. These borrowings have no interest, and were payable upon demand.

Change in Directors

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

Leverage Ratio

Due to net losses from the previous years, the Company’s insolvency is a result of their stockholder’s deficiency. Total liabilities amounted to $4,066,923 where the company experienced a stockholder’s deficiency total of a negative $3,273,647 resulting in a Debt to Equity ratio of -1.24:1.

Going Concern

The Company sustained continued operating losses during the years ended June 30, 2016 and 2015.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable.  As of June 30, 2016, our Company had cash totaling $911, current assets totaling $691,543 and total assets of $793,277. We had total liabilities of $4,066,923 (all current) and Stockholders’ equity reflected a deficit of $3,273,647.

Net cash used by operating activities was $579,531 for the year ended June 30, 2016, and $1,815,022 for the year ended June 30, 2015.  The decreased in net cash used was due to improved operations and decreased in employee counts.

We had $72,973 in net cash flows from investing activities for the year ended June 30, 2016 and $217,628 net cash flows from investing activities during the year ended June 30, 2015.  The primarily decrease was due to decreased in investment activities.

Net cash provided by financing activities totaled $449,209 for the year ended June 30, 2016 as compared to $1,655,654 for the year ended June 30, 2015. The net cash provided by financing activities for the year ended June 30, 2016 was primarily attributed to the proceeds from EB-5 investments and issuances of common stock.

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

As a value added service to our customers, we offer on-site storage for products that have been paid for and for which title passed to the customer. These products remain the property of the customer even though such products are still housed at our facility. While the Company acts in good faith to protect the products from loss or damage, the customer is responsibility for any loss or damage that could occur while such products are stored. All stored products are custom printed units that bear the product or brand markings of the customer and as such are not returnable for exchange or refund at any time under any circumstances.

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

Valuation of Long-lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. For the year ended June 30, 2016, our Company had no impairment expense related to our long-lived assets.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

The FASB has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. The effective date and transition requirements for ASU No. 2016-08 and ASU No. 2016-10 are the same as the effective date and transition requirements of ASU No. 2014-09. The Company is evaluating the effect that ASU No. 2016-08 and ASU No. 2016-10 will have on the Company’s consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

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

During September of 2016, the Company completed negotiations for and signed a license agreement with HUY FONG FOODS, INC. (“HFFI”), the maker of Sriracha Hot Chili Sauce. Under the terms of the agreement, the Company is granted license to use the licensed marks of HFFI on and for products the Company is currently in process of designing and testing. Based on this agreement and a separate license agreement signed during 2015 with Seasoning Stixs International, LLC, the Company plans to introduce a new culinary seasoning product named Sriracha Seasoning Stixs. Sriracha Seasoning Stixs are encapsulated Huy Fong Sriracha Sauce and other seasonings in the form of a stick, which are inserted into meat, fish and poultry prior to cooking.  Sriracha Seasoning Stixs are a hard solid at room temperature, but as heat is applied the sticks begin to liquefy allowing the meat fibers to act like a sponge absorbing the seasonings and flavors that had previously been encapsulated in the stick. The Company plans to introduce this product via a nationwide advertising and social media campaign during the December quarter of 2016.

Item 6A. Quantitative and Qualitative Disclosures about Market Risk

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2016 or 2015 nor at any time during the years then ended or through the date of this report.

Item 7. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Sugarmade, Inc.

We have audited the accompanying consolidated balance sheets of Sugarmade, Inc. (the "Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations, changes in stockholders’ deficiency and its cash flows for the years ended June 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

 /s/ Anton & Chia, LLP

Newport Beach, California

November 3, 2014

Sugarmade, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,
	2016	2015

Assets
Current assets:
Cash	$911	$58,260
Accounts receivable, net	117,866	85,958
Inventory, net	468,262	617,557
Loan receivables	20,000	144,050
Other current assets	84,505	52,832

Total current assets	691,543	958,657

Equipment, net	78,453	119,150
Intangible assets	—	1,814
Other assets	23,281	33,781

Total assets	$793,277	$1,113,402

Liabilities and Stockholders' Deficiency

Current liabilities:
Bank overdraft	$28,377	$65,243
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,481,961	1,891,152
Customer deposits	248,299	243,087
Unearned revenue	93,522	—
Other payable	296,259	—
Accrued interest	272,708	241,513
Accrued compensation and personnel related payables	11,403	11,403
Notes payable due to others	85,666	273,000
Loans payable	427,581	521,037
Convertible notes payable, net	394,167	419,167
Derivative liabilities	701,000	304,000

Total liabilities	4,066,923	3,995,584

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized,
none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized,
178,685,388 and 157,745,198 shares issued and outstanding
at June 30, 2016 and 2015, respectively	178,686	157,746
Additional paid-in capital	17,151,379	16,389,946
Shares to be issued, preferred shares	2,000,000	1,500,000
Shares to be issued, common shares	1,246,000	461,668
Accumulated deficit	(23,849,712)	(21,391,542)

Total stockholders' deficiency	(3,273,647)	(2,882,182)

Total liabilities and stockholders' deficiency	$793,277	$1,113,402

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Operations

	Years ended June 30,
	2016	2015

Revenues, net	$4,348,256	$2,908,407

Cost of goods sold:
Materials and freight costs	2,889,754	2,045,592

Total cost of goods sold	2,889,754	2,045,592

Gross profit	1,458,502	862,815

Operating expenses:
Selling, general and administrative expenses	3,451,862	5,192,203

Total operating expenses	3,451,862	5,192,203

Loss from operations	(1,993,360)	(4,329,388)

Non-operating income (expense):
Interest expense	(18,789)	(64,136)
Change in fair value of derivative liabilities	(397,000)	(82,737)
Commission	3,395	10,263
Loss on extinguishment of debt	(55,498)	(5,765,486)
Other income	3,082	960

Total non-operating expense	(464,810)	(5,901,136)

Net loss	$(2,458,170)	$(10,230,524)

Basic net loss per share	$(0.01)	$(0.11)
Diluted net loss per share	$(0.01)	$(0.11)

Basic weighted average common shares outstanding	172,845,853	95,878,436
Diluted weighted average common shares outstanding *	172,845,853	95,878,436

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholder’s Equity

Years Ended June 30, 2016 and 2015

	Common stock
			Additional	Shares to	Accumulated
	Shares	Amount	paid-in capital	be issued	deficit	Total

Balance at June 30, 2014	10,538,526	10,539	8,329,959	—	(11,161,018)	(2,820,520)

Shares issued for debts settlement	53,515,941	53,516	8,589,334	—	—	8,642,850

Shares issued for services	6,500,000	6,500	1,883,500	—	—	1,890,000

Shares issued for equity financing	15,150,000	15,150	274,850	—	—	290,000

Shares issued for employee compensation	1,040,731	1,041	40,589	—	—	41,630

Change in fair value of derivative liability	—	—	6,974	—	—	6,974

Shares to be issued, preferred shares	—	—	—	1,500,000	—	1,500,000

Shares to be issued, common shares	—	—	—	461,668	—	461,668

Shares issued for acquisition of SWC	71,000,000	71,000	(2,735,260)	—	—	(2,664,260)

Net loss	—	—	—	—	(10,230,524)	(10,230,524)

Balance at June 30, 2015	157,745,198	157,746	16,389,946	1,961,668	(21,391,542)	(2,882,182)

Shares issued for debts settlement	697,730	698	90,007	—	—	90,705

Proceeds from shares issued	9,750,000	9,750	220,250	—	—	230,000

Shares issued for employee compensation	10,492,460	10,492	451,176	—	—	461,668

Shares to be issued, preferred shares	—	—	—	500,000	—	500,000

Shares to be issued, common shares	—	—	—	784,332	—	784,332

Net loss	—	—	—	—	(2,458,170)	(2,458,170)

Balance at June 30, 2015	178,685,388	178,686	17,151,379	3,246,000	(23,849,712)	(3,273,647)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

SUGARMADE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the years ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,458,170)	$(10,230,524)
Adjustments to reconcile net loss to cash flows from operating activities:
Bad debt expense	44,488	104,548
Loss on extinguishment of liability	55,498	5,765,486
Change in fair value of derivative liability	397,000	82,737
Stock compensation expense	1,246,000	681,668
Issuance of common stock for services	—	2,155,000
Depreciation and amortization	48,587	57,549
Changes in operating assets and liabilities
Accounts receivable	(76,394)	166,615
Inventory	149,296	17,050
Undeposited funds	—	(7,925)
Employee advance	—	(2,216)
Prepaid expense	—	18,842
Other assets	23,827	(135,000)
Bank overdraft	(36,866)	65,243
Accounts payable and accrued liabilities	(595,605)	(576,883)
Company credit card	—	(79,906)
Customer deposits	5,212	8,890
Unearned revenue	93,522	—
Payroll liabilities	—	30,134
Sales tax payable	—	(1,358)
Accrued interest and other payables	524,074	65,028

Net cash used in operating activities	(579,531)	(1,815,022)

Cash flows from investing activities:
Loan receivables	79,050	39,972
Payment for acquisition of property and equipment	(6,077)	(31,558)
Cash acquired from acquisition of SWC	—	209,214

Net cash provided by investing activities	72,973	217,628

Cash flows from financing activities:
Proceeds from issuance of common stock	230,000	290,000
Proceeds from (repayment to) loan	(93,457)	12,654
Payments for note payable	(187,334)	(147,000)
Proceeds from EB-5 investment	500,000	1,500,000

Net cash provided by financing activities	449,209	1,655,654

Net increase (decrease) in cash	(57,349)	58,260

Cash, beginning of year	58,260	—

Cash, end of year	$911	$58,260

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Debts settled through shares issuance	$35,206	$1,845,736

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Notes To Consolidated Financial Statements

1.	Summary of significant accounting policies

1. Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc.  Our Company, Sugarmade, Inc. operates through our subsidiary, Sugarmade, Inc., a California corporation (“SWC Group, Inc., - CA”). As of the end of the reporting period, June 30, 2016, we were involved in several businesses including the supply of products to the quick service restaurant sub-sector of the restaurant industry and as a distributor of paper products derived from non-wood sources.  We are headquartered in City of Industry, California, a suburb of Los Angeles, with two additional warehouse locations in Southern California.  As of date of this filing, we employ 21 full and part-time workers and contractors.

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

During September of 2016, the Company completed negotiations for and signed a license agreement with HUY FONG FOODS, INC. (“HFFI”), the maker of Sriracha Hot Chili Sauce. Under the terms of the agreement, the Company is granted license to use the licensed marks of HFFI on and for products the Company is currently in process of designing and testing. Based on this agreement and a separate license agreement signed during 2015 with Seasoning Stixs International, LLC, the Company plans to introduce a new culinary seasoning product named Sriracha Seasoning Stixs. Sriracha Seasoning Stixs are encapsulated Huy Fong Sriracha Sauce and other seasonings in the form of a stick, which are inserted into meat, fish and poultry prior to cooking.  Sriracha Seasoning Stixs are a hard solid at room temperature, but as heat is applied the sticks begin to liquefy allowing the meat fibers to act like a sponge absorbing the seasonings and flavors that had previously been encapsulated in the stick. The Company plans to introduce this product via a nationwide advertising and social media campaign during the December quarter of 2016.

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

Going concern

The Company sustained continued operating losses during the years ended June 30, 2016 and 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

As a value added service to our customers, we offer on-site storage for products that have been paid for and for which title passed to the customer. These products remain the property of the customer even though such products are still housed at our facility. While the Company acts in good faith to protect the products from loss or damage, the customer is responsibility for any loss or damage that could occur while such products are stored. All stored products are custom printed units that bear the product or brand markings of the customer and as such are not returnable for exchange or refund at any time under any circumstances.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had allowances of accounts receivable of $115,260 and $70,772 as of June 30, 2016 and 2015, respectively.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of June 30, 2016 and 2015, the balance for the inventory totaled $468,262 and $617,557, respectively. No amounts were recognized as an obsolescence reserve at June 30, 2016 and 2015.

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

Loss per share

Basic Earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). 296,857 potential shares issuable upon conversion of convertible debts and 69,122 potential shares issuable upon exercising of warrants were excluded in calculating diluted loss per share for the year ended June 30, 2016 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

June 30, 2016
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2016
	June 30,	Using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$701,000	$—	$701,000	$—
Total	$701,000	$—	$701,000	$—

June 30, 2015
Annual dividend yield	—
Expected life (years)	0.99
Risk-free interest rate	0.27%
Expected volatility	377%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2015
	June 30,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$304,000	$—	$304,000	$—
Total	$304,000	$—	$304,000	$—

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

New accounting pronouncements not yet adopted

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

The FASB has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. The effective date and transition requirements for ASU No. 2016-08 and ASU No. 2016-10 are the same as the effective date and transition requirements of ASU No. 2014-09. The Company is evaluating the effect that ASU No. 2016-08 and ASU No. 2016-10 will have on the Company’s consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

3. Concentration

Customers

For the year ended June 30, 2016, our Company earned net revenues of $4,348,257 million. The vast majority of these revenues were derived from a large number of customers. No customers accounted for over 10% of the Company’s total revenues for the year ended June 30, 2016.

For the year ended June 30, 2015, our Company earned net revenues of $2.91 million. The vast majority of these revenues were derived from a large number of customers. No customers accounted for over 10% of the Company’s total revenues for the year ended June 30, 2015.

Suppliers

For the year ended June 30, 2016, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory was purchased from one supplier that functioned as an independent foreign procurement agent. Two suppliers accounted for 60.7% and 14.9% of the Company’s total inventory purchase in the year ended June 30, 2016, respectively.

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

On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company, Lovitt & Hannan, Inc. Salary Deferral Plan FBO J. Thomas Hannan, Attorney at Law 401K Plan and Trust, and Kevin M. Kearney. The Company’s former CEO, Scott Lantz, was also named in the suit. The complaint alleges Hannan was induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. We believe the Hannan case is now in the middle of depositions and it appears a trial is scheduled, tentatively, in the second quarter of 2017. We believe the claims in that case are still primarily of two categories, the first being repayment of the promissory notes and a series of allegations about improper investment solicitations and other misrepresentations. We believe the Company’s exposure to the claim concerning the Notes may be approximately $125,000. We also believe there could be some associated legal fees, but we do not believe this amount will be material.

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

5. Convertible Notes

As of June 30, 2016 and 2015 the balance owing on convertible notes was $394,167 and $419,167 respectively.

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

As of June 30, 2016, the Company’s convertible notes consisted of following:

				As of June 30, 2016
Note Type and Investor
	Due Date		Balance	Discount	Carrying Value

Convertible Note	7	/1/2016	$25,000	$—	$25,000
Convertible Note	7	/1/2016	40,000	—	40,000
Convertible Note	7	/1/2016	50,000	—	50,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	6	/18/2014	25,000	—	25,000
Convertible Note	6	/18/2014	25,000	—	25,000
Convertible Note	12	/28/2014	25,000	—	25,000
Convertible Note	7	/1/2016	8,333	—	8,333
Convertible Note	7	/1/2016	20,834	—	20,834
Convertible Note	7	/31/2014	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	100,000	—	100,000

Total Convertible Promissory Notes			$394,167		$394,167

As of June 30, 2015, the Company’s convertible notes consisted of following:

			As of June 30, 2015
Note Type and Investor
14% Notes Convertible at $0.50	Due Date		Balance	Discount	Carrying Value

Convertible Note	7	/1/2016	$25,000	$—	$25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	40,000	—	40,000
Convertible Note	7	/1/2016	50,000	—	50,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	6	/18/2014	25,000	—	25,000
Convertible Note	6	/18/2014	25,000	—	25,000
Convertible Note	12	/28/2014	25,000	—	25,000
Convertible Note	7	/1/2016	8,333	—	8,333
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/31/2014	25,000	—	25,000
Convertible Note	7	/1/2016	20,833	—	20,833
Convertible Note	7	/1/2016	100,000	—	100,000

Total Convertible Promissory Notes			$419,167		$419,167

6. Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. As of June 30, 2016 and 2015, the derivative liability was $701,000 and $304,000, respectively. The Company recorded $397,000 loss and $82,737 loss from changes in derivative liability during the years ended June 30, 2016 and 2015, respectively. The Black-Scholes model with the following assumption inputs:

	June 30, 2016	June 30, 2015
Annual dividend yield	—	—
Expected life (years)	0.01	0.99
Risk-free interest rate	0.21%	0.27%
Expected volatility	449%	377%

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	180,000	0.20
Granted	—	—
Exercised	—	—
Forfeited September 30, 2014	38,750	0.09
Forfeited December 31, 2014	10,000	0.04
Outstanding at June 30, 2015	$131,250	$0.20
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2016	$131,250	$0.20

Following is a summary of the status of warrants outstanding at June 30, 2016:

Date Issued		Exercise Price	Number of Shares	Expiration Date
8	/17/12	$0.01	6,250	7	/1/2016
8	/20/12	$0.01	6,250	7	/1/2016
9	/10/12	$0.01	10,000	7	/1/2016
9	/13/12	$0.01	12,500	7	/1/2016
9	/18/12	$0.01	6,250	7	/1/2016
10	/5/12	$0.01	2,500	7	/1/2016
10	/25/12	$0.01	6,250	7	/1/2016
1	/31/13	$0.01	6,250	7	/1/2016
10	/22/12	$0.01	25,000	7	/1/2016
8	/24/12	$0.50	50,000	8	/24/2016
Total warrants as of June 30, 2016		131,250

Following is a summary of the status of warrants outstanding at June 30, 2015:

Date Issued		Exercise Price	Number of Shares	Expiration Date
8	/17/12	$0.01	6,250	7	/1/2016
8	/20/12	$0.01	6,250	7	/1/2016
9	/10/12	$0.01	10,000	7	/1/2016
9	/13/12	$0.01	12,500	7	/1/2016
9	/18/12	$0.01	6,250	7	/1/2016
10	/5/12	$0.01	2,500	7	/1/2016
10	/25/12	$0.01	6,250	7	/1/2016
1	/31/13	$0.01	6,250	7	/1/2016
10	/22/12	$0.01	25,000	7	/1/2016
8	/24/12	$0.50	50,000	8	/24/2016
Total warrants as of June 30, 2015			131,250

8. Note payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of June 30, 2016 and 2015, the loan principal balance was $25,982.

Note payable to others

On January 23, 2013, the Company entered into a promissory note with Mira Ablaza (a former employee of the Company owns less than 5% of the Company’s stock). The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of June 30, 2016, this note had a balance of $23,000.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six months. However, this note was now payable upon demand per the oral agreement with the lender. As of June 30, 2016, this note had a balance of $20,000.

On January 13, 2014, the Company entered into a promissory note with Tsz Ming Wong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of June 30, 2016, this note had a balance of $12,666.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, whom owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of June 30, 2016, this note had a balance of $30,000.

9. Shares issued for services

On June 30, 2016, the Company granted a consultant, Yang Zuo, 1,527,778 restricted shares with fair value of $50,000 for compensation for services provided to the Company.

On June 30, 2016, the Company granted a consultant, Tony Thai, 1,527,778 restricted shares with fair value of $50,000 for compensation for services provided to the Company.

On June 30, 2016, the Company granted a CEO, Jimmy Chan, 5,000,000 restricted shares with fair value of $450,000 in lieu of salary.

On June 30, 2016, the Company granted Director, Waylon Huang, 3,000,000 restricted shares with fair value of $270,000 in lieu of salary.

On June 30, 2016, the Company granted Director, Richard Ko, 3,000,000 restricted shares with fair value of $270,000 in lieu of salary.

On April 1, 2016, the Company granted a consulting agreement with Katherine Zuniga and/or K Marie Marketing, LLC, 8,000,000 restricted shares with fair value of $320,000 for marketing and sales related services. These shares were fully vested as of April 1, 2016.

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

10. Common shares issued for equity financing

On October 15, 2015, the Company sold 833,333 shares of restricted common stock to two accredited investors for $25,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

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

11. Common shares reserved for future issuances

The following table summarizes shares of our common stock reserved for future issuance at June 30, 2016:

Common shares to be issued under conversion feature	11,702,118
Common shares to be issued under $0.01 warrants	81,250
Common shares to be issued under $0.50 warrants	50,000

Total common shares reserved for future issuance	11,833,368

12. Related party transactions

On June 30, 2016, the Company granted a CEO, Jimmy Chan, 5,000,000 restricted shares in lieu of salary.

On June 30, 2016, the Company granted Director, Waylon Huang, 3,000,000 restricted shares in lieu of salary.

On June 30, 2016, the Company granted Director, Richard Ko, 3,000,000 restricted shares in lieu of salary.

At June 30, 2016, the Company had outstanding balance of $264,449 borrowed from LMK Capital., LLC a company affiliated with CEO Chan. In addition, Mr. Richard Ko, a Director is owed $30,000. These borrowings have no interest, and were payable upon demand.

13. Loans payable

On August 14, 2009, SWC entered a loan agreement with a bank for $50,000 with maturity on August 14, 2016. The loan had an annual interest rate of 7% with monthly payment of $755. At June 30, 2016, the outstanding balance under this loan was $1,709.

On March 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on January 1, 2017. The monthly payment is $435. At June 30, 2016, the outstanding balance under this loan was $3,053.

On July 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. At June 30, 2016, the outstanding balance under this loan was $3,087.

At June 30, 2016, the Company had outstanding balance of $264,449 borrowed from LMK Capital., LLC a company affiliated with CEO Chan.

On January 5, 2016, the Company received a loan for $100,000 from an investor. The note bears 0% annual interest and is due on December 31, 2017. As of June 30, 2016 the balance under this loan is $90,000

On March 5, 2013, the company entered an equipment loan agreement with Toyota financial services with maturity date of April 4, 2018. As of June 30, 2016 the balance under this loan is $10,771

On June 30, 2016, the company had outstanding balance of $54,511 borrowed from shareholders.

14. Shares to be issued

At June 30, 2016, the Company was obligated to issue 2,000,000 shares of Series B Convertible Preferred Stock for three EB-5 investments with the total amount of $1,500,000. The Company received $2,000,000 proceeds during the year ended June 30, 2016 with fair value of $2,000,000. On April 1, 2015, the Company completed a series of transactions and amended its Articles of Incorporation creating a series of preferred stock of 10,000,000 shares, which shall be designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Series B will not be eligible for dividends. Five years from the date of issue (the “Conversion Date”), assuming the Series B investor is approved for l-526 under the U.S Government’s EB-5 Investment Program, each Preferred Share will automatically convert into that number of Common Shares having a “fair market value” of the Initial Investment plus a five (5) percent annualized return on Initial Investment. Fair market value will be determined by averaging the closing sale price of a Common Share for the 40 trading days immediately preceding the date of conversion on the U.S. stock exchange on which Common Shares are publicly traded. The offering was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. The funds received were used for general working capital purposes and to accelerate order deliveries to customers.

In addition, at June 30, 2016, the Company was obligated to issue 1,527,778 restricted shares with fair value of $50,000 for compensation for services to each of two consultants; 5,000,000 restricted shares with fair value of $450,000 to the Company’s CEO in lieu of salary; 3,000,000 restricted shares with fair value of $270,000 to the one of the Company’s director in lieu of compensation; 3,000,000 restricted shares with fair value of $270,000 to the Company’s another director in lieu of compensation; and 8,000,000 restricted shares with fair value of $320,000 to a consulting company for marketing and sales related services.

15. Income Taxes

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

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2016. All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

Net deferred tax assets consist of the following components as of June 30, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL carryover	$9,999,512	$9,140,022
Valuation allowance	(9,999,512)	(9,140,022)
Net deferred tax asset	$—	$—

The income tax provision is summarized as follows:

	2016	2015
Federal income tax benefit, net of state	$(621,834)	$(3,145,246)
State income tax benefit	(177,355)	(897,064)
Valuation allowance	799,189	4,042,310
	$—	$—

At June 30, 2016, the Company had net operating loss carry forwards of approximately $21 million that may be offset against future taxable income through 2036. No tax benefit has been reported in the June 30, 2016 and 2015 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740.

16. Commitments and contingencies

On April 1, 2015, the Company entered into a lease for general office and warehouse in City of Industry, California with a lease term of one years. The Company renewed the lease to March 31, 2017. Monthly rent was $11,884 up to March 31, 2016, and increased to $13,238 from April 1, 2016 to March 31, 2017. Monthly rent increased to $13,238 from April 1, 2016 to March 31, 2017.

Future minimum annual rental payments required under operating leases as of June 30, 2016 were as below (by year):

2016	$79,427
2017	$39,714
Total	$119,141

17. Other events

On July 20, 2015, the Company entered in a Memorandum of Understanding (MOU) to acquire Bao Coc International Paper and Plastic Company Limited, a manufacture of high-grade post consumer paper products, including napkins, for the U.S. food industry. Under the terms of the non-binding MOU, the Company will acquire 100% of Bao Coc International Paper and Plastic Company Limited in exchange for a combination of cash, restricted common shares of the Company and a long-term profit sharing incentive to the management team of Bao Coc International Paper and Plastic Company Limited. Company did not proceed with acquisition as of the date of this filing.

Mr. Er Wang was replaced as a director on January 1, 2016 with Mr. Ko assuming a director role.

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

19. Subsequent events

On October 3, 2016, the Company issued 1,503,928 restricted common shares for conversion of convertible notes.

On September 28, 2016, the Company sold 250,000 shares of restricted common stock to an investor for $12,500 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On September 26, 2016, the Company received a loan from Greater Asia Technology for $100,000. The loan bears 40% annual interest and is due on November 25, 2017.

On September 26, 2016, the Company received a loan from Greater Asia Technology for $12,500. The loan bears 100% annual interest and is due on November 23, 2017.

On September 22, 2016, the Company sold 250,000 shares of restricted common stock to an accredited investors for $12,500 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

On August 30, 2016, a note holder converted existing principle and accrued interest in exchange for 1,503,928 shares.

On July 11, 2016, the Company received a loan from Greater Asia Technology for $150,000. There were loan fees of $8,000 associated with origination of the loan, which bears 40% annual interest and is due on January 15, 2017.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 2, 2015, the Company dismissed its independent registered public accounting firm, MJF & Associates, APC. The Registrant’s Board of Directors made the decision to dismiss MJF & Associates, APC and engage Anton & Chia, LLC. as Registrant’s independent registered public accounting firm, as described below. During Registrant’s two most recent fiscal years and any subsequent interim period before such dismissal, there were no substantial disagreements with MJF & Associates, APC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which remain unresolved. On November 2, 2015 the Registrant engaged Anton & Chia, LLC. as Registrant’s independent registered public accounting firm.

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

None.

PART III

Item 9. Directors, Executive Officers and Corporate Governance

As of the date of this filing, the following individuals are current officers and directors. Mr. Chan and Mr. Huang were appointed to the Board of Directors on October 8, 2014 and Mr. Ko on January 1, 2016. Certain information about them, is set forth below:

Name	Age	Position
Jimmy Chan	37	Chairman, CEO
Waylon Huang	35	Director
Richard Ko	32	Director

Jimmy Chan, 37, director (Chairman), has been, since 2008, the Chief Executive officer of CarryOutSupplies.com, located in the City of Industry. From 2005 to 2007, he served as the Vice-President, for Emergence Capital, operating out of Garden Grove, California, and providing mortgage services to the general public. From 2003 to 2005, he was the Vice-President in charge of operations for Azusa Mobile, a T-Mobile authorized dealer, and prior to that he was the president of Cyber Gift, importing toys for distribution as a wholesaler. He is not an officer nor director of any other public companies.

Waylon Huang, 35, director, has been serving as the chief operations officer of CarryOutSupplies.com, for the past 3 years, starting in the accounting department in Jan, 2008, and assuming the duties of COO in August, 1st, 2011. Prior to joining CarryOutSupplies.com, he was the ApoApo Store Manager for their Nogales and then Rowland Heights facilities, from 2004 to 2007. He has extensive experience in inventory control, materiel management, and operational planning, and has, during the preceding 6 years, added human resources to his range of knowledge and control. He does not serve as an officer or director of any other public companies.

Richard Ko, 32, director, has served in the internal audit department to CarryOutSupplies.com as well as providing assistance to quarterly and annual audits with external auditors and the company’s accounting department. Mr. Ko previously held positions in Hyundai Motor America’s Incentives department in addition to leadership roles in Firestone Complete Autocare, and many other service oriented industries. He currently holds a Bachelor’s degree from UCLA. With his leadership positions, Mr. Ko provides Sugarmade, Inc. leadership experience in operations, talent management, and governance.

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

Item 10. Executive Compensation

Mr. Huang receive a salary of $40,000 per year and Mr. Chan as of the date of this filing has no salary.

Employment Agreements

Mr. Chan served as CEO of company will be compensated 3,000,000 shares at the end of each fiscal year.

Mr. Huang served as GM of company will be compensated 1,500,000 shares at the end of each fiscal year.

Mr. Ko served as VP of business development will be compensated 1,000,000 shares at the end of each fiscal year.

Grants of Stock and Other Equity Awards

No other equity awards.

Option Exercises

During the fiscal years ending June 30, 2016 and June 30, 2015, there were no option exercises by our named executive officers.

Compensation of Directors

Our current Directors do not receive compensation for their service on the board of directors. Unassociated with board service, Director Chan, during fiscal year June 30, 2016, received 5,000,000 common shares and Director Huang and Ko received 3,000,000 common shares.

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

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. Table 8 has been prepared based on the number of shares outstanding totaling 202,244,871.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Jimmy Chan	14,600,000	7.22%
Waylon Huang	7,162,500	3.54%
Richard Ko	4,530,572	2.24%

All Directors and Executive Officers as a Group	17,445,246	13.00%

Greater than 5% Shareholders
LMK Capital LLC	11,266,667	5.57%

As of the date of this filing Mr. Jimmy Chan’s holdings represent 7.22% of the company. He is currently employed by LMK Capital LLC as management consultant and is therefore a beneficial owner of shares owned by LMK Capital LLC.

LMK Capital LLC.’s holdings as of the date of this filing represents 5.57% of the company.

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

Item 13. Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2016 were $25,000.

(2) Audit-Related Fees

There were no fees billed during the two years ended June 30, 2016 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1).

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2016 and June 30, 2015.

(4) Work Performance by others

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

Sugarmade, Inc., a Delaware corporation

By__/s/ Jimmy Chan_____________________________________ Date: November 1, 2016

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

Signature	Title	Date
/s/ Jimmy Chan Jimmy Chan	Director and Chairman	November 1, 2016
/s/ Waylon Huang Waylon Huang	Director	November 1, 2016
/s/ Richard Ko Richard Ko	Director	November 1, 2016
-44-