Form 10-K/A
period 2016-06-30
Sugarmade, Inc.
filed 2016-11-15
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Amendment No. 1

to

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on November 1, 2016 as the Annual Report for the year ended June 30, 2016 (the “Form 10-K”), is to correct the date to the Report of Independent Registered Public Accounting Firm.

Except for the matters described above, this Report does not modify or update disclosures in, or exhibits to, the Form 10-K. This Report speaks as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date.

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

November 1, 2016

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