Form 10-Q
period 2016-09-30
Sugarmade, Inc.
filed 2016-11-23
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016

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

(888) 982-1628
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

At November 23, 2016, there were 203,227,491 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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

PART 1: Financial Information

 Item I

Sugarmade, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2016	June 30, 2016
	(Unaudited)
Assets
Current assets:
Cash	$14,422	$911
Accounts receivable, net	57,341	117,866
Inventory, net	341,346	468,262
Loan receivables	20,000	20,000
Other current assets	112,368	84,505

Total current assets	545,477	691,543

Equipment, net	67,505	78,453
Other assets	23,281	23,281

Total assets	$636,263	$793,277

Liabilities and Stockholders' Deficiency

Current liabilities:
Bank overdraft	$45,704	$28,377
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,230,895	1,481,961
Customer deposits	182,320	248,299
Unearned revenue	51,240	93,522
Other payable	241,307	296,259
Accrued interest	268,116	272,708
Accrued compensation and personnel related payables	11,403	11,403
Notes payable due to others	85,666	85,666
Loans payable	712,926	427,581
Convertible notes payable, net	365,000	394,167
Derivative liabilities	458,000	701,000

Total liabilities	3,678,559	4,066,923

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized,
none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized,
200,740,944 and 178,685,388 shares issued and outstanding
at Sept 30 and June 30, 2016 respectively	200,741	178,686
Additional paid-in capital	21,023,583	17,151,379
Shares to be issued, preferred shares	2,000,000	2,000,000
Shares to be issued, common shares	101,157	1,246,000
Accumulated deficit	(26,367,777)	(23,849,712)

Total stockholders' deficiency	(3,042,296)	(3,273,647)

Total liabilities and stockholders' deficiency	$636,263	$793,277

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Operations

For the three months ended September 30, 2016 and 2015

(Unaudited)

	Three months ended September 30,
	2016	2015

Revenues, net	$1,127,554	$1,402,911

Cost of goods sold:
Materials and freight costs	699,651	928,659

Total cost of goods sold	699,651	928,659

Gross profit	427,903	474,252

Operating expenses:
Selling, general and administrative expenses	489,495	701,909

Total operating expenses	489,495	701,909

Loss from operations	(61,592)	(227,657)

Non-operating income (expense):
Interest expense	(12,363)	(15,067)
Change in fair value of derivative liabilities	243,000	(498,000)
Loss on extinguishment of debt	(17,295)	—
Other expense	(10,553)	(9,501)

Total non-operating income (expense)	202,789	(522,568)

Net income (loss)	$141,197	$(750,225)

Basic and diluted net income (loss) per share	$0.00	$(0.00)
Diluted net income (loss) per share	$0.00	$(0.00)

Basic and diluted weighted average common shares outstanding	184,439,011	157,745,198

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the three months ended September 30, 2016 and 2015

(Unaudited)

	For the three months
	ended September 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$141,197	$(750,225)
Adjustments to reconcile net loss to
cash flows from operating activities:
Loss on extinguishment of liability	17,295	—
Change in fair value of derivative liability	(243,000)	498,000
Depreciation and amortization	10,948	—
Changes in operating assets and liabilities
Accounts receivable	60,525	(190,814)
Inventory	126,916	273,020
Other assets	(22,865)	(21,387)
Bank overdraft	17,327	10,624
Accounts payable and accrued liabilities	(251,069)	(211,661)
Customer deposits	(65,978)	(25,773)
Unearned revenue	(42,282)	—
Accrued interest and other payables	(45,848)	44,986

Net cash used in operating activities	(296,834)	(373,230)

Cash flows from investing activities:
Loan receivables	—	(3,500)
Payment for acquisition of property and equipment	—	(4,177)

Net cash used in investing activities	—	(7,677)

Cash flows from financing activities:
Proceeds from shares to be issued	25,000	—
Proceeds from issuance of common stock	—	150,000
Proceeds from (repayments of) loan	285,345	(211,438)
Payments for note payable	—	(105,000)
Proceeds from EB-5 investment	—	500,000

Net cash provided by financing activites	310,345	333,562

Net increase (decrease) in cash	13,511	(47,345)

Cash, beginning of period	911	58,260

Cash, end of period	$14,422	$10,915

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$7,769	$—

Supplemental disclosure of non-cash financing activities
Debts settled through shares issuance	$42,862	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc.  Our Company, Sugarmade, Inc. operates through our subsidiary, Sugarmade, Inc., a California corporation (“SWC Group, Inc., - CA”). As of the end of the reporting period, Sept 30, 2016, we were involved in several businesses including the supply of products to the quick service restaurant sub-sector of the restaurant industry and as a distributor of paper products derived from non-wood sources. We are headquartered in City of Industry, California, a suburb of Los Angeles, with two additional warehouse locations in Southern California. As of date of this filing, we employ 21 full and part-time workers and contractors.

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

Going concern

The Company sustained continued losses from operations during the three months ended September 30, 2016 and for the fiscal year ended June 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $57,341 as of September 30, 2016 and of $117,866  as of June 30, 2016.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of September 30, 2016 and June 30, 2016, the balance for the inventory totaled $341,346 and $468,262, respectively. No amounts were recognized as an obsolescence reserve at September 30, 2016 and June 30, 2016.

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

Loss per share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. 5,819,105  potential    shares issuable upon conversion of convertible debts and 0 potential shares issuable upon exercising of warrants were excluded in calculating diluted loss per share for the three months ended September 30, 2016 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss

Fair value of financial instruments

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

September 30, 2016
Annual dividend yield	—
Expected life (years)	0.45
Risk-free interest rate	0.18%
Expected volatility	398%

June 30, 2016
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2016
	September 30,	Using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$458,000	$—	$458,000	$—
Total	$458,000	$—	$458,000	$—

June 30, 2016
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2016
	June 30,	Using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$701,000	$—	$701,000	$—
Total	$701,000	$—	$701,000	$—

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

3. Concentration

Customers

For the three months ended September 30, 2016 and September 30, 2015, our Company earned net revenues of $1,127,554 and $1,402,911 respectively. The vast majority of these revenues for the period ending September 30, 2016 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending September 30, 2015 were derived from a limited number of customers. No customers accounted for over 10% of the Company’s total revenues for the year ended September 30, 2016. The revenues for the period ending September 30, 2015, only reflect prior to the acquisition of SWC, and were revenues from Sugarmade, Inc.

Suppliers

For the three months end September 30, 2016, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent. One supplier accounted for 65%   and two suppliers each accounted for 8% of the Company’s total inventory purchase in the three months ended September 30, 2016 and September 30, 2015 respectively.

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

5. Convertible Notes

As of September 30, 2016 and June 30, 2016 the balance owing on convertible notes was $365,000 and 394,167 respectively. The convertible promissory notes must be repaid by our Company within six months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note-holders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. As of September 30, 2016, two convertible promissory in the amount of $29,167 with accrued interest $13,596.28, was converted to 1,503,928 restricted common shares.

As of September 30, 2016, the Company’s convertible notes consisted of following:

			As of September 30, 2016

Note Type and Investor	Due Date		Balance	Discount	Carrying Value

Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	40,000	—	40,000
Convertible Note	7	/1/2016	50,000	—	50,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	100,000	—	100,000

Total Convertible Promissory Notes			$365,000		$365,000

As of June 30, 2016, the Company’s convertible notes consisted of following:

			As of June 30, 2016

Note Type and Investor	Due Date		Balance	Discount	Carrying Value

Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	40,000	—	40,000
Convertible Note	7	/1/2016	50,000	—	50,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	25,000	—	25,000
Convertible Note	7	/1/2016	100,000	—	100,000
Convertible Note	7	/1/2016	20,834	—	20,834
Convertible Note	7	/1/2016	8,333	—	8,333

Total Convertible Promissory Notes			$394,167		$394,167

6. Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. As of September 30, 2016 and June 30, 2016, the derivative liability was $458,000 and $701,000, respectively. The Company recorded $243,000 gain and $498,000 loss from changes in derivative liability during the three months ended September 30, 2016 and 2015, respectively. The Black-Scholes model with the following assumption inputs:

September 30, 2016
Annual dividend yield	—
Expected life (years)	0.45
Risk-free interest rate	0.18%
Expected volatility	398%

June 30, 2016
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

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

On various dates during June 2014 and December 2014 the Company and holders of certain convertible notes agreed to cancel warrants to purchase common shares in the company and to extend the due dates on the Notes to July 1, 2016. $0.50 warrants and “Bonus Warrants” priced at $0.01, as defined in the original Convertible Note Purchase Agreements we cancelled pertaining to the Note and warrants acquired on the following dates for the following Convertible Notes and amounts. During the three months ended September 30, 2016, all the warrants were expired. There were no warrants outstanding at September 30, 2016.

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	$180,000	$0.20
Granted	—	—
Exercised	—	—
Forfeited September 30, 2014	38,750	0.09
Forfeited December 31, 2014	10,000	0.04
Outstanding at June 30, 2015	131,250	0.20
Outstanding at June 30, 2016	131,250	0.20
Expired	131,250	0.20
Outstanding at September 30, 2016	$—	$—

Following is a summary of the status of warrants outstanding at June 30, 2016:

Date Issued	Exercise Price	Number of Shares	Expiration Date
8/17/12	$0.01	6,250	7/1/2016
8/20/12	$0.01	6,250	7/1/2016
9/10/12	$0.01	10,000	7/1/2016
9/13/12	$0.01	12,500	7/1/2016
9/18/12	$0.01	6,250	7/1/2016
10/5/12	$0.01	2,500	7/1/2016
10/25/12	$0.01	6,250	7/1/2016
1/31/13	$0.01	6,250	7/1/2016
10/22/12	$0.01	25,000	7/1/2016
8/24/12	$0.50	50,000	8/24/16

Total warrants as of June 30, 2016		131,250

8. Note payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of September 30, 2016 and June 30, 2015, the loan principal balance was $25,982.

Note payable to others

On January 23, 2013, the Company entered into a promissory note with Mira Ablaza (a former employee of the Company owns less than 5% of the Company’s stock). The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of September 30, 2016, this note had a balance of $23,000.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six months. However, this note was now payable upon demand per the oral agreement with the lender. As of September 30, 2016, this note had a balance of $20,000.

On January 13, 2014, the Company entered into a promissory note with Tsz Ming Wong (an employee of the Company, whom owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of September 30, 2016, this note had a balance of $12,666.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, whom owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of September 30, 2016, this note had a balance of $30,000.

On July 11, 2016, the Company received a loan from Greater Asia Technology for $150,000. There were loan fees of $8,000 associated with origination of the loan, which bears 40% annual interest and is due on January 15, 2017. As of September 30, 2016, this note had a balance of $150,000.

On September 26, 2016, the Company received a loan from Greater Asia Technology for $100,000. The loan bears 40% annual interest and is due on November 25, 2017. As of September 30, 2016, this note had a balance of $100,000.

On September 26, 2016, the Company received a loan from Greater Asia Technology for $12,500. The loan bears 100% annual interest and is due on November 23, 2017. As of September 30, 2016, this note had a balance of $12,500.

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

On June 30, 2016, the Company granted Director, Waylon Huang, 3,000,000 restricted shares with fair value of $90,000 in lieu of salary.

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

10. Common shares issued for equity financing

On September 28, 2016, the Company sold 250,000 shares of restricted common stock to an investor for $12,500 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506bof Regulation D, under the Securities Act of 1933, as amended. Shares have not been issued.

On September 22, 2016, the Company sold 250,000 shares of restricted common stock to an accredited investors for $12,500 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506bof Regulation D, under the Securities Act of 1933, as amended. Shares have not been issued.

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

11. Common shares reserved for future issuances

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2016:

Common shares to be issued under conversion feature	5,819,105
Common shares to be issued under $0.01 warrants	—
Common shares to be issued under $0.50 warrants	—

Total common shares reserved for future issuance	5,819,105

The following table summarizes shares of our common stock reserved for future issuance at June 30, 2016:

Common shares to be issued under conversion feature	11,702,118
Common shares to be issued under $0.01 warrants	81,250
Common shares to be issued under $0.50 warrants	50,000

Total common shares reserved for future issuance	11,833,368

12. Related party transactions

As of September 30, 2016, the Company had outstanding balance of $276,013 borrowed from LMK Capital., LLC a company affiliated with CEO Chan. In addition, Mr. Richard Ko, a Director is owed $30,000 and Director Waylon Huang $16,546. These borrowings have no interest, and were payable upon demand.

On September 28, 2016, the Company sold 250,000 shares of restricted common stock to an investor for $12,500 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506bof Regulation D, under the Securities Act of 1933, as amended. Who is currently working for the company as Senior accountant. Shares have not been issued.

13. Loans payable

On March 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on January 1, 2017. The monthly payment is $435. At September 30, 2016, the outstanding balance under this loan was $1,777.

On July 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. At September 30, 2016, the outstanding balance under this loan was $2,393.

On March 5, 2013, the company entered an equipment loan agreement with Toyota financial services with maturity date of April 4, 2018. As of September 30, 2016 the balance under this loan is $9,155

At September 30, 2016, the Company had outstanding balance of $276,013 borrowed from LMK Capital., LLC a company affiliated with CEO Chan.

On January 5, 2016, the Company received a loan for $100,000 from an investor. The note bears 0% annual interest and is due on December 31, 2017. As of September 30, 2016 the balance under this loan is $90,000.

On July 9, 2016, the Company entered into loan agreements for $150,000. Under the terms of the agreements the Company will make 6 months principal and interest payments. The loan bear a fixed interest of $30,000. As of September 30, 2016 the balance under this loan is $105,763.

On September 26, 2016, the Company entered into loan agreements for $12,500 and $100,000. Under the terms of the agreements the Company will make 52 weekly principal and interest payments totaling $25,000 and $140,000 for the loans, respectively, beginning on October 31, 2016 and November 2, 2016, respectively.

14. Shares to be issued

At September 30, 2016, the Company was obligated to issue 2,000,000 shares of Series B Convertible Preferred Stock for three EB-5 investments with the total amount of $1,500,000. The Company received $2,000,000 proceeds during the year ended June 30, 2016 with fair value of $2,000,000. On April 1, 2015, the Company completed a series of transactions and amended its Articles of Incorporation creating a series of preferred stock of 10,000,000 shares, which shall be designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Series B will not be eligible for dividends. Five years from the date of issue (the “Conversion Date”), assuming the Series B investor is approved for l-526 under the U.S Government’s EB-5 Investment Program, each Preferred Share will automatically convert into that number of Common Shares having a “fair market value” of the Initial Investment plus a five (5) percent annualized return on Initial Investment. Fair market value will be determined by averaging the closing sale price of a Common Share for the 40 trading days immediately preceding the date of conversion on the U.S. stock exchange on which Common Shares are publicly traded. The offering was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. The funds received were used for general working capital purposes and to accelerate order deliveries to customers.

Subsequent to September 30, 2016, the Company was obligated to issue 2,500,000 restricted common shares for equity financing of $125,000.

Subsequent to September 30, 2016, the company was obligated to issue 2,486,547 restricted common shares for debt conversion.

15. Commitments and contingencies

On April 1, 2015, the Company entered into a lease for general office and warehouse in City of Industry, California with a lease term of one years. The Company renewed the lease to March 31, 2017. Monthly rent was $11,884 up to March 31, 2016, and increased to $13,238 from April 1, 2016 to March 31, 2017. Monthly rent increased to $13,238 from April 1, 2016 to March 31, 2017.

Future minimum annual rental payments required under operating leases as of September 30, 2016 were as below (by year):

2016	$79,428
Total	$79,428

16. Acquisition of SWC Group, Inc.

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

17. Subsequent events

On November 15, 2016, the Company issued a convertible note with warrants to an investor for $75,000. The convertible promissory note must be repaid by our Company within 6 months from the date of issuance; accrues interest at the rate of 10%; The conversion price will be the lower of 50% of the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive trading days immediately preceding the conversion date.

On November 3, 2016, the Company issued a convertible note with warrants to an investor for $75,000. The convertible promissory note must be repaid by our Company within 6 months from the date of issuance; accrues interest at the rate of 10%; The conversion price will be the lower of 50% of the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive trading days immediately preceding the conversion date.

On October 11, 2016, the Company entered into a financing agreement with the Autumn Group LLC (“Autumn”). Under the terms of the agreement Autumn provided a total of $200,000 in financing. $100,000 of this amount was for the purchase of 2,000,000 restricted common shares pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended. An additional $100,000 was provided to the Company as promissory notes to be paid back in 12 monthly payments of $16,666.67 beginning December 1, 2016.

As of September 30, 2016, two convertible promissory in the amount of $29,167 with accrued interest $13,596.28, was converted to 1,503,928 restricted common shares. These shares were issued on Oct 3, 2016.

On November 9, 2016, the company issued 982,620 shares to reduce $50,000 of convertible debt with accrued interest of $24,955.

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

Employees and consultants

The company employees approximately 21 full-time and part-time workers, and consultants, most of whom work within the City of Industry headquarters location.

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

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2016 and 2015. Certain columns may not add due to rounding.

	For the three months ended
	September 30,
	2016	2015

Net Sales	1,127,554	1,402,911
Cost of Goods Sold:	699,651	928,659
Gross profit	427,903	474,252
Operating Expenses	489,495	701,909
Loss From Operations	(61,592)	(227,657)
Other non-operating Income (Expense):	202,789	(522,568)
Net Income (Loss)	141,197	(750,225)

Revenues

For the three-month periods ending September 30, 2016 and September 30, 2015, revenues were $1,127,554 and $1,402,911, respectively. The decrease was primarily due to a refocus on the types of products sold by the Company, specifically elimination of low gross margin and unprofitable product lines and a renewed focus on higher growth and higher gross margin products.

Cost of goods sold

For the three-month periods ending September 30, 2016 and September 30, 2015, costs of goods sold were $699,651 and $928,659 respectively. The decrease was primarily due to a refocus on the types of products sold by the Company, specifically elimination of low gross margin and unprofitable product lines and a renewed focus on higher growth and higher gross margin products.

Gross profit

For the three months period ending September 30, 2016 and September 30, 2015, gross profit were $427,903 and $474,252, respectively. The decrease was primarily due to a refocus on the types of products sold by the Company, specifically elimination of low gross margin and unprofitable product lines and a renewed focus on higher growth and higher gross margin products. While this resulted in a decrease in the overall gross profit, the change in business focus result in a significantly higher gross margin percentage of revenues.

Operating expenses

For the three-month periods ending September 30, 2016 and September 30, 2015, operating expenses were $489,495 and $701,909, respectively. The decrease was primarily due the normalizing of business functions due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19, and cost cutting programs implemented by management during the period.

Other non-operating income expense.

The Company had total other non-operating income of $202,789 and a loss of $522,568 for the three months ending September 30, 2016 and September 30, 2015, respectively. The decrease was primarily due the normalizing of business functions due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19, and the significantly lower charges related to the accounting for derivative liabilities.

Net income (loss)

Net income totaled $141,197 for the three month period ending September 30, 2016, compared to a net loss totaling $750,225 for the three-month period ending September 30, 2015. The decrease was primarily due the normalizing of business functions due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19, the refocus on higher margin product lines and cost cutting programs implemented by management during the period.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of September 30, 2016, our Company had cash balance of $14,422, current assets totaling $545,477 and total assets of $636,263. We had current and total liabilities totaling $3,678,559. Stockholders’ equity reflected a deficit of $3,042,296

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2016 and 2015:

	2016	2015
Cash (used in) provided by:
Operating activities	$(296,834)	$(373,230)
Investing activities	—	(7,677)
Financing activities	310,345	333,562

Net cash used in operating activities was $296,834 for the three months ending September 30, 2016, and $373,230 for the three months ending September 30, 2015. The decrease of net cash flows used in operating activities was primarily due to the normalizing of business functions due to the acquisition of SWC Group, dba CarryOutSupplies.com outlined in Note 19 and due to the elimination of acquisition and restructuring expenses incurred during the September 30, 2014 period.

No cash was generated during the three months ended September 30, 2016 relating to investing activities. Net cash used in investing activities was $7,677 for the three months ended September 30, 2015.

Net cash provided by financing activities totaled $310,345 for the three months ended September 30, 2016. Net cash provided by financing activities totaled $333,562 for the three months ended September 30, 2015. The difference was due to increased sales of equities during the three months ended September 30, 2015.

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

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2016.   We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

Sugarmade, Inc., a Delaware corporation

November 23, 2016	By:	/s/ Jimmy Chan
Jimmy Chan CEO, CFO, and Director

-30-