Form 10-Q
period 2016-12-31
Sugarmade, Inc.
filed 2017-02-28
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2016

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

At February 28, 2017, there were 211,272,491 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2016

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

PART 1: Financial Information

 ITEM I: FINANCIAL STATEMENTS

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

December 31, 2016 and June 30, 2016

	December 31,	June 30,
	2016	2016
Assets
Current assets:
Cash	$1,709	$911
Accounts receivable, net	83,653	117,866
Inventory, net	523,388	468,262
Loan Receivables	20,000	20,000
Other current assets	137,566	84,505

Total current assets	766,316	691,543

Equipment, net	57,342	78,453
Other assets	23,281	23,281

Total assets	$846,939	$793,277

Liabilities and Stockholders' Deficiency

Current liabilities:
Bank overdraft	$22,158	$28,377
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,198,445	1,481,961
Accounts payable -related party	13,586	—
Customer deposits	190,691	248,299
Other payable	227,857	296,259
Accrued interest	179,867	272,708
Notes payable due to shareholder	80,666	85,666
Accrued compensation and personnel related payables	11,403	11,403
Unearned revenue	64,150	93,522
Loans payable	440,008	427,580
Loans payable – related party	352,267	—
Convertible notes payable, net	642,500	394,167
Stock to be issued	640,000	—
Derivative liabilities	813,000	701,000

Total liabilities	4,902,580	4,066,923

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized 203,227,491 and 178,685,388 shares outstanding & issued at December 31, 2016 and June 30, 2016, respectively	206,033	178,686
Additional paid-in capital	21,521,844	17,151,379
Stock to be issued, preferred shares	2,000,000	2,000,000
Stock to be issued, common shares	230,167	1,246,000
Accumulated deficit	(28,013,684)	(23,849,712)

Total stockholders' deficiency	(4,055,641)	(3,273,647)

Total liabilities and stockholders' deficiency	$846,939	$793,277

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31		Six months ended December 31
	2016	2015	2016	2015

Revenues, net	$728,092	$914,429	$1,855,646	$2,317,340

Cost of goods sold:
Materials and freight costs	525,809	622,403	1,225,460	1,551,062

Total cost of goods sold	525,809	622,403	1,225,460	1,551,062

Gross profit	202,283	292,026	630,186	766,278

Operating expenses:
Selling, general and administrative expenses	1,112,340	503,440	1,601,835	1,205,349

Total operating expenses	1,112,340	503,440	1,601,835	1,205,349

Loss from operations	(910,057)	(211,414)	(971,649)	(439,071)

Non-operating income (expense):
Other income	193	36,261	244	26,761
Interest expense	(61,332)	(3,557)	(73,695)	(18,625)
Change in fair value of derivative liabilities	(355,000)	420,000	(112,000)	(78,000)
Gain & loss on extinguishment of liability	(307,458)	(55,498)	(324,754)	(55,498)
Other expense	(12,252)	—	(22,856)	—

Total non-operating income (expense)	(735,849)	397,206	(533,061)	(125,362)

Net income (loss)	$(1,645,906)	$185,793	$(1,504,710)	$(564,432)

Basic net income (loss) per share	(0.01)	$0.00	(0.01)	$(0.00)
Diluted net income (loss) per share	(0.01)	$0.00	(0.01)	$(0.00)

Basic weighted average common shares outstanding	202,875,029	176,447,471	193,657,020	167,096,334
Diluted weighted average common shares outstanding *	202,875,029	176,447,471	193,657,020	167,096,334

*	Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted per share due to the fact the issuance of the shares is anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the six months ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,504,710)	$(564,432)
Adjustments to reconcile net income to cash flows from operating activities:
Loss on extinguishment of liability	324,754	55,498
Stock compensation expense	640,000	—
Depreciation and amortization	21,111	—
Change in fair value of derivative liabilities	112,000	78,000
Decrease in current assets:
Accounts receivable	34,213	(147,967)
Inventory	(55,127)	157,391
Other current assets	(173,916)	(43,491)
Increase in current liabilities:
Bank overdraft	(6,219)	49,246
Accounts payable and accrued liabilities	9,249	(84,174)
Customer deposits	(57,607)	(89,993)
Unearned revenue	(29,372)	—
Accrued interest and other payables	(117,994)	56,732

Net cash used in operating activities	(803,617)	(533,190)

Cash flows from investing activities:
Payment for acquisition of property and equipment	—	(4,177)
Loan receivable	—	(3,500)

Net cash used in investing activities	—	(7,677)

Cash flows from financing activities:
Proceeds from shares to be issued	125,000	—
Proceeds from convertible notes	392,500	—
Proceeds from issuance of common stock	—	230,000
Proceeds from EB-5 investment	—	500,000
Repayment of notes payable	(5,000)	(109,500)
Repayment of loans	(148,495)	(136,398)
Proceeds from loans	440,410	—

Net cash provided by financing activities	804,415	484,102

Net increase in cash and cash equivalents	798	(56,765)

Cash and cash equivalents, beginning of period	911	58,260

Cash and cash equivalents, end of period	$1,709	$1,496

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$10,109	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded product and brand marketing company investing in products and brands with disruptive potential.  We are incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc.  Our Company, Sugarmade, Inc. operates through our subsidiary, Sugarmade, Inc., a California corporation (“SWC Group, Inc., - CA”).

We are headquartered in City of Industry, California, a suburb of Los Angeles, with two additional warehouse locations in Southern California. As of date of this filing, we employ 21 full and part-time workers and contractors.

As of the end of the reporting period, December 31, 2016, we were involved in several businesses including 1) the manufacturer and marketing of packaging for transport of products for the emerging legal cannabis industry, 2) manufacturer and supply of products to the quick service restaurant sub-sector of the restaurant industry 3) distribution of paper products derived from non-wood sources, and 4) as a marketer of a new seasoning food product.

The Company has also launched several packaging products serving the developing legal market for cannabis.  CannaShroud is a new cannabis transport packaging system specifically designed to allow for discrete and protected transportation of cannabis.  DabBox, a cannabis concentrate packaging product with a unique PTFE containment system.  Sugarmade is also in the process of developing active packaging for the cannabis industry and is in the advanced development stages for several other cannabis storage/transport and packaging products to serve this growing market sector.

Sugarmade’s main business operation, CarryOutSupplies.com, is a producer and wholesaler of custom printed and generic supplies servicing more than 3,000 quick service restaurants.   Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009 when the founders gained first-hand experience within the restaurant industry of the difficulty for restaurant owners to acquire custom printed supplies at a reasonable cost. Many quick service restaurants wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost prohibitive. With that in mind, carryoutsupplies.com was founded to provide products to this underserved section of the market. Since that time, the company has become a key supplier to many popular U.S. franchises, particularly in the frozen dessert segments. The Company estimates it holds approximately 40% market share of generic and printed products within the take out frozen yogurt and ice cream industries. We also hold a product supply and licensing agreement FreeHand® ThumbTray™ for the western part of the United States.

The Company plans to introduce a new patent protected, culinary seasoning product via a nationwide advertising and social media campaign during the first half of 2017.  During September of 2016, the Company completed negotiations for and signed a license agreement with HUY FONG FOODS, INC. (“HFFI”), the maker of Sriracha Hot Chili Sauce. Under the terms of the agreement, the Company is granted license to use the licensed marks of HFFI on and for products the Company is currently in process of designing and testing. Based on this agreement and a separate license agreement signed during 2015 with Seasoning Stixs International, LLC, the Company plans to introduce a new culinary seasoning product named Sriracha Seasoning Stixs. Sriracha Seasoning Stixs are encapsulated Huy Fong Sriracha Sauce and other seasonings in the form of a stick, which are inserted into meat, fish and poultry prior to cooking. Sriracha Seasoning Stixs are a hard solid at room temperature, but as heat is applied the sticks begin to liquefy allowing the meat fibers to act like a sponge absorbing the seasonings and flavors that had previously been encapsulated in the stick.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2016, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2016, filed on or about November 2016. The interim results for the period ended December 31, 2016 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SWC. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued losses from operations during the six months ended December 31, 2016 and for the fiscal year ended June 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $83,653 as of December 31, 2016 and of $117,866 as of June 30, 2016.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of December 31, 2016 and June 30, 2016, the balance for the inventory totaled $523,388  and $468,262, respectively. No amounts were recognized as an obsolescence reserve at December 31, 2016 and June 30, 2016.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2016.

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

Loss per share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. 6,703,559    potential  shares issuable upon conversion of convertible debts and 0 potential shares issuable upon exercising of warrants were excluded in calculating diluted loss per share for the three months ended December 31, 2016 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

December 31, 2016
Annual dividend yield	—
Expected life (years)	0.75
Risk-free interest rate	0.64%
Expected volatility	258%

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2016
	December 31,	Using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$813,000	$—	$813,000	$—
Total	$813,000	$—	$813,000	$—

June 30, 2016
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2016
	June 30,	Using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$701,000	$—	$701,000	$—
Total	$701,000	$—	$701,000	$—

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

New accounting pronouncements not yet adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, Revenue from Contracts with customers. The standard addresses the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The ASU clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The standard specifies how prepaid stored-value product liabilities should be derecognized, thereby eliminating the current and potential future diversity in practice. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organization will now be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard during the fourth quarter of fiscal 2016, utilizing retrospective applications as permitted. As such, prior period amounts have been retrospectively adjusted to conform to the current presentation.

In September 2015, the FASB issued ASU 2015-06, Simplifying the Accounting for Measurement-period Adjustments. Under this standard, an acquirer in a business combination must recognize measurement-period adjustments during the period in which the acquirer determines the amounts, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date, as opposed to retrospectively. This guidance is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company early adopted this standard during the fourth quarter of fiscal 2016.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We do not anticipate that adoption of this standard will have a material impact to our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early application permitted. This standard will be applied retrospectively, and we do not expect the adoption of this standard to materially impact our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In August, 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Concentration

Customers

For the three months ended December 31, 2016 and December 31, 2015, our Company earned net revenues of $728,092 and $914,429 respectively. The vast majority of these revenues for the period ending December 31, 2016 were derived from one customer of the Company. This customer accounted for 19% of revenue for the three months ended December 31, 2016. No customer accounted for over 10% of the Company’s total revenues for the three months ended December 31, 2015.

For the six months ended December 31, 2016 and December 31, 2015, our Company earned net revenues of $1,855,646 and $2,317,340 respectively. The vast majority of these revenues for the periods were derived from a large number of customers, with no customers accounted for over 10% of the Company’s total revenues in either period.

Suppliers

For the three and six months end December 31, 2016, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent. Two suppliers accounted for 71% and 64% of the Company’s total inventory purchase for the three and six months ended December 31, 2016 respectively.

For the three and six months end December 31, 2015, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent. Two suppliers accounted for 78% and 72% of the Company’s total inventory purchase for the three and six months ended December 31, 2015 respectively.

4. Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of December 31, 2016   , there were no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position ? results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

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

On February 21, 2017, the company signed a settlement agreement regarding a suit that was pending against the Company.  On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company, Lovitt & Hannan, Inc. Salary Deferral Plan FBO J. Thomas Hannan, Attorney at Law 401K Plan and Trust, and Kevin M. Kearney.

The parties agreed to a settlement agreement on February 21, 2017. Under the terms of the agreement the Company agrees to pay the plaintiffs $227,000 to settle all claims against the Company, which will include the payoff of the two notes as outstanding within 1 week. The parties had estimated the value of the notes at approximately $80,000. The Company has agreed to pay the plaintive $97,000 within 120 days of the agreement with the remaining balance of $50,000 due within 180 days of the agreement. The parties agreed that all claims against the company shall be satisfied through such payments and that the matter shall therefore be fully resolved.

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

5. Convertible Notes

As of December 31, 2016 and June 30, 2016 the balance owing on convertible notes with term as describe below was $250,000 and $394,167 respectively. The convertible promissory notes must be repaid by our Company within six months from the date of issuance; accrue interest at the rate of 14%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 80% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note-holders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. As of December 31, 2016, three convertible promissory in the amount of $115,000 with accrued interest of $59,731, were converted to 3,833,358 restricted common shares as follows:

On November 3, 2016, the Company issued 982,620 common shares in exchange for the cancellation of $50,000 principal balance and accrued interest of $24,955 on convertible debt.

On December 31, 2016, the Company issued 1,761,957 common shares in exchange for the cancellation of $40,000 principal balance and accrued interest of $20,668 on convertible debt.

On December 31, 2016, the Company issued 1,088,781 common shares in exchange for the cancellation of $25,000 principal balance and accrued interest of $12,482 on convertible debt.

Convertible notes issued during the quarter ended December 31, 2016:

On October 18, 2016, the Company entered into a convertible promissory note with an accredited investor for $84,750. The note has a term of twelve (12) months with an interest rate of 10% and is convertible to common shares at a 50% discount. The Company received a net amount of $75,000, after fees.

On November 4, 2016, the Company entered into a convertible promissory note with an accredited investor for $84,750. The note has a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 50% discount. The Company received a net amount of $75,000, after fees.

On November 16, 2016, the Company entered into a convertible promissory note with an accredited investor for $110,000. The note has a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount. The Company received a net amount of $107,000, after fees.

On December 19, 2016, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of seven (7) months with an interest rate of 8% and is convertible to common shares at a 40% discount.

On December 20, 2016, the Company entered into a convertible promissory note with an accredited investor for $38,000. The note has a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount. The Company received a net amount of $30,000, after fees.

On December 23, 2016, the Company entered into a convertible promissory note with an accredited investor for $55,000. The note has a term of nine (9) months with an interest rate of 8% and is convertible to common shares at a 42% discount. The Company received a net amount of $52,000, after fees.

As of December 31, 2016, the Company’s convertible notes consisted of following:

		As of December 31, 2016

Note Type and Investor	Due Date	Balance	Discount	Carrying Value

Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	100,000	—	100,000
Convertible Note	10/18/2017	84,750	—	84,750
Convertible Note	8/4/2017	84,750	—	84,750
Convertible Note	8/16/2017	110,000	—	110,000
Convertible Note	9/20/2017	38,000	—	38,000
Convertible Note	7/17/2017	20,000	—	20,000
Convertible Note	9/30/2017	55,000	—	55,000

Total Convertible Promissory Notes		$642,500		$642,500

As of June 30, 2016, the Company’s convertible notes consisted of following:

		As of June 30, 2016

Note Type and Investor	Due Date	Balance	Discount	Carrying Value

Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	40,000	—	40,000
Convertible Note	7/1/2016	50,000	—	50,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	100,000	—	100,000
Convertible Note	7/1/2016	20,834	—	20,834
Convertible Note	7/1/2016	8,333	—	8,333

Total Convertible Promissory Notes		$394,167		$394,167

6. Debt settlements

On December 31, 2016, the Company issued 1,486,101 common shares in exchange for the cancellation of $51,996 in vendor debt. The fair value of the 1,486,101 common shares was $89,166, which resulted in a loss on settlement of debt of $37,170.

7. Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. As of December 31, 2016 and June 30, 2016, the derivative liability was $813,000 and $701,000, respectively. The Company recorded $355,000 loss and $420,000 gain from changes in derivative liability during the three months ended December 31, 2016 and 2015, respectively. The Black-Scholes model with the following assumption inputs:

December 31, 2016
Annual dividend yield	—
Expected life (years)	0.75
Risk-free interest rate	0.64%
Expected volatility	258%

June 30, 2016
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

8. Stock warrants

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

On various dates during June 2014 and December 2014 the Company and holders of certain convertible notes agreed to cancel warrants to purchase common shares in the company and to extend the due dates on the Notes to July 1, 2016. $0.50 warrants and “Bonus Warrants” priced at $0.01, as defined in the original Convertible Note Purchase Agreements we cancelled pertaining to the Note and warrants acquired on the following dates for the following Convertible Notes and amounts. During the six months ended December 31, 2016, all the warrants were expired. There were no warrants outstanding at December 31, 2016.

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	$180,000	$0.20
Granted	—	—
Exercised	—	—
Forfeited September 30, 2014	38,750	0.09
Forfeited December 31, 2014	10,000	0.04
Outstanding at June 30, 2015	131,250	0.20
Outstanding at June 30, 2016	131,250	0.20
Expired	131,250	0.20
Outstanding at December 31, 2016	$—	$—

Following is a summary of the status of warrants outstanding at June 30, 2016:

Date Issued	Exercise Price	Number of Shares	Expiration Date
8/17/12	$0.01	6,250	7/1/2016
8/20/12	$0.01	6,250	7/1/2016
9/10/12	$0.01	10,000	7/1/2016
9/13/12	$0.01	12,500	7/1/2016
9/18/12	$0.01	6,250	7/1/2016
10/5/12	$0.01	2,500	7/1/2016
10/25/12	$0.01	6,250	7/1/2016
1/31/13	$0.01	6,250	7/1/2016
10/22/12	$0.01	25,000	7/1/2016
8/24/12	$0.50	50,000	8/24/16

Total warrants as of June 30, 2016		131,250

9. Note payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of December 31, 2016 and June 30, 2016, the loan principal balance was $25,982.

Note payable to shareholders

On January 23, 2013, the Company entered into a promissory note with Mira Ablaza (a former employee of the Company who owns less than 5% of the Company’s stock). The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of December 31, 2016, this note had a balance of $18,000.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, who owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six months. However, this note was now payable upon demand per the oral agreement with the lender. As of December 31, 2016, this note had a balance of $20,000.

On January 13, 2014, the Company entered into a promissory note with Tsz Ming Wong (an employee of the Company, who owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of 24 months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of December 31, 2016, this note had a balance of $12,666.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of December 31, 2016, this note had a balance of $30,000.

10. Shares issued for services

On December 1, 2016, the Company agreed to issued 3,000,000 common shares to Robert McGuire vesting immediately, Mr  McGuire will provide strategic marketing consulting services to the Company for period from December 1, 2016 to March 31, 2017, the fair value of the 3,000,000 shares was $240,000. The Company was required to issue the common shares to Mr. McGuire as a sign-on fee. Accordingly, the $240,000 fair value of the common shares was expensed upon issuance of the common shares, on December 1, 2016. As of December 31, 2016, these shares had yet to be issued and were recorded as a liability for stock to be issued – common shares.

On December 1, 2016, the Company modified its agreement with Bao Coc International Paper and BAO COC INTERNATIONAL PAPER AND PLASTIC COMPANY LIMITED ("Bao Cao"), of the Socialist Republic of Vietnam.  Under the terms of the revised agreement, the Company shall purchase products manufactured by the current contract manufacturers and distribute such products to various quick service restaurant and institutions in the United States.  Revenues from such products shall belong to Sugarmade.  The price of these products will be determined from time to time in mutual agreement between the Parties. Sugarmade shall be responsible for compensating the contract manufacturer and collection of monies from the end customer with all revenues belonging to the Company. The Company is obligated to issue 5,000,000 restricted common shares, the fair market value of the 5,000,000 shares was $400,000. As of December 31, 2016, these shares had yet to be issued and were recorded as a liability for stock to be issued – common shares.

11. Common shares issued for equity financing

On October 11, 2016, the Company sold 2,000,000 shares of restricted common stock to a accredited investors for $100,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended.

12. Common shares reserved for future issuances

The following table summarizes shares of our common stock reserved for future issuance at December 31, 2016:

Common shares to be issued under conversion feature	17,700,225
Common shares to be issued under $0.01 warrants	—
Common shares to be issued under $0.50 warrants	—

Total common shares reserved for future issuance	17,700,225

The following table summarizes shares of our common stock reserved for future issuance at June 30, 2016:

Common shares to be issued under conversion feature	11,702,118
Common shares to be issued under $0.01 warrants	81,250
Common shares to be issued under $0.50 warrants	50,000

Total common shares reserved for future issuance	11,833,368

13. Related party transactions

As of December 31, 2016, the Company had outstanding balance of Loans payable of $211,954 borrowed from LMK Capital., LLC a company affiliated with CEO Chan. Additionally the company had outstanding balance of Account Payable of $13,586 to LMK Capital LLC.

On December 1, 2016, the Company received a loan from an employee for $12,500 with an interest charge of $12,500. This amount was recorded as interest owed to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on December 1, 2017. As of December 31, 2016, the Company had outstanding loan balance of $140,312 from Shareholders and directors of the company.

As of December 31, 2016, the Company had outstanding balance of Notes payable of $60,666 borrowed from employees, these borrowings have no interest, additionally an outstanding Notes payable balance of $20,000 borrowed from one employee, which bear interest rate of 18%. As of December 31, 2016, the Company had outstanding loan balance of $80,666 from employees of the company.

On September 7, 2016, our CEO and Chairman, Jimmy Chan, was awarded five (5) million shares of restricted common stock in the Company in lieu of salary. On September 7, 2016, Director Waylon Huang, was awarded three (3) million shares of restricted common stock in the Company in lieu of salary.  Mr. Huang is also the general manager of the CarryOutSupplies.com operation of the Company.

On September 7, 2016, Richard Ko, was awarded three (3) million shares of restricted common stock in the Company for services provided to the Company.

14. Loans payable

On December 22, 2016, SWC entered an agreement with a lending company for its working capital needs. The loan was payable on the 122nd day from the entering date of the agreement. The principal amount of the loan was $75,000 and the repayment amount was $109,425 including interest with daily payment of $899. At December 31, 2016, the outstanding balance under the loan was $71,920.

On July 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. At December 31, 2016, the outstanding balance under this loan was $1,690.

On March 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on January 1, 2017. The monthly payment is $435. At December 31, 2016, the outstanding balance under this loan was $488.

On March 5, 2013, the company entered an equipment loan agreement with Toyota financial services with maturity date of April 4, 2018. As of December 31, 2016 the balance under this loan is $7,540

On January 5, 2016, the Company received a loan for $100,000 from an investor. The note bears 0% annual interest and is due on December 31, 2017. As of December 31, 2016 the balance under this loan is $60,000  .

On July 11, 2016, the Company received a loan from Greater Asia Technology for $150,000. There were loan fees of $8,000 associated with origination of the loan, which bears 40% annual interest and is due on January 15, 2017. As of December 31, 2016, this note had a balance of $80,818.

On September 26, 2016, the Company received a loan from Greater Asia Technology for $100,000. It was predetermined interest on the loan would be $40,000. This amount was recorded as a discount to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on November 25, 2017.

As of December 31, 2016, this note had a balance of $100,000.

On September 26, 2016, the Company received a loan from Greater Asia Technology for $12,500. The loan bears 100% annual interest and is due on November 23, 2017. As of December 31, 2016, this note had a balance of $12,500.

On October 28, 2016, the Company received a loan from Autumn Group, LLC for $100,000. It was predetermined interest on the loan would be $100,000. This amount was recorded as a discount to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on September 26, 2017.

The loan bears 100% annual interest and is due on November 1, 2017. As of December 31, 2016, this note had a balance of $100,000.

As of December 31, 2016, the company had outstanding loan balance of $5,053 from two vendors of the Company.

As of December 31, 2016, the total interest balance accrued for loan payable was $125,833.

15. Shares to be issued

Preferred Shares

As of December 31, 2016, the Company was obligated to issue 2,000,000 shares of Series B Convertible Preferred Stock for three EB-5 investments with the total amount of $1,500,000. The Company received $2,000,000 proceeds during the year ended June 30, 2016 with fair value of $2,000,000. On April 1, 2015, the Company completed a series of transactions and amended its Articles of Incorporation creating a series of preferred stock of 10,000,000 shares, which shall be designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Series B will not be eligible for dividends. Five years from the date of issue (the “Conversion Date”), assuming the Series B investor is approved for l-526 under the U.S Government’s EB-5 Investment Program, each Preferred Share will automatically convert into that number of Common Shares having a “fair market value” of the Initial Investment plus a five (5) percent annualized return on Initial Investment. Fair market value will be determined by averaging the closing sale price of a Common Share for the 40 trading days immediately preceding the date of conversion on the U.S. stock exchange on which Common Shares are publicly traded. The offering was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. The funds received were used for general working capital purposes and to accelerate order deliveries to customers.

Common Shares

During the six months ended December 31, 2016, the Company issued 22,055,556 common shares, which were obligated to be issued, with a fair value in the amount of $1,230,000, as disclosed in note 13. Related party transactions .

As of December 31, 2016, the Company was obligated to issue 2,000,000 restricted common shares for equity financing of $100,000, the fair market value of the 2,000,000 shares was $100,000.

As of December 31, 2016, the Company was obligated to issue 2,804,343 restricted common shares for convertible debt conversion in the amount of $65,000  principle and $33,152 as accrued interest. Total amount converted to commons shares were $98,152.

As of December 31, 2016, the Company was obligated to issue 1,486,101   restricted common shares for the settlement of outstanding accounts payable in the amount of $51,996. The fair value of the 1,486,101 common shares was $89,166, which resulted in a loss on settlement of debt of $37,170.

On December 1, 2016, the Company modified its agreement with Bao Coc International Paper and BAO COC INTERNATIONAL PAPER AND PLASTIC COMPANY LIMITED ("Bao Cao"), of the Socialist Republic of Vietnam.  Under the terms of the revised agreement, the Company shall purchase products manufactured by the current contract manufacturers and distribute such products to various quick service restaurant and institutions in the United States.  Revenues from such products shall belong to Sugarmade.  The price of these products will be determined from time to time in mutual agreement between the Parties. Sugarmade shall be responsible for compensating the contract manufacturer and collection of monies from the end customer with all revenues belonging to the Company. The company is obligated to issue 5,000,000 restricted common shares, the fair market value of the 5,000,000 shares was $400,000. As of December 31, 2016, these shares had yet to be issued and were recorded as a liability for stock to be issued – common shares .

As of December 31, 2016, the company was obligated to issue 3,000,000 restricted common shares for consulting services, with a fair market value of $240,000. As of December 31, 2016, these shares had yet to be issued and were recorded as a liability for stock to be issued – common shares .

16. Commitments and contingencies

On April 1, 2015, the Company entered into a lease for general office and warehouse in City of Industry, California with a lease term of one year. The Company renewed the lease to March 31, 2017. Monthly rent was $11,884 up to March 31, 2016, and increased to $13,238 from April 1, 2016 to March 31, 2017. Monthly rent increased to $13,238 from April 1, 2016 to March 31, 2017.

Future minimum annual rental payments required under operating leases as of December 31, 2016 were as below (by year):

2016	$39,714
Total	$39,714

17. Subsequent events

On February 10, 2017, the Company signed a lease for an approved culinary manufacturing facility, located in Los Angeles, CA, in support of its planned launch on a new culinary product called Sriracha Seasoning Stix.  The lease is for a twelve (12) month period at a rate of $1,900 per month.

On February 7, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible into common shares at a 40% discount.

On February 7, 2017, the Company entered into general consulting agreement concerning Cannabis related packaging, 750,000 restricted common shares granted as of the contract date. Shares have not been issued as of the filing date.

On February 2, 2017, the Company issued 8,045,000 common shares in exchange for the conversion of $25,000 of convertible debt and accrued interest of $15,225.

On January 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $43,000. The note has a term of six (6) months with an interest rate of 8% and is convertible into common shares at a 45% discount. The Company received a net amount of $38,000, after fees.

On January 20, 2017, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of six (6) months with an interest rate of 8% and is convertible into common shares at a 40% discount.

On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 8% and is convertible into common shares at a 40% discount.

On January 1, 2017, the Company entered into settlement agreement with legal counsel David Nemecek, company agreed to issue 300,000 restricted common shares for settlement of $16,074.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On or about February 14, 2017, the Company’s Board of Directors approved the engagement of BF Borgers CPA PC (“Borgers”) as its principal auditor. During the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted with the entity of Borgers regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did the entity of Borgers provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

On February 6, 2017, the Board of Directors of Sugarmade, Inc. (the “Company”) dismissed Anton & Chia, LLP (“A&C”) as the principal auditor for the Company. The Company’s Board of Directors approved the dismissal of A&C on February 6, 2017. The principal accountant’s report on the financial statements for the period from September 30, 2014 to and as of September 30, 2016 did not contain an adverse opinion or a disclaimer of opinion, nor did such statements contain qualifiers or modifiers as to uncertainty, audit scope, or accounting principles. There were no disagreements with A&C whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to A&C's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

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

As of the end of the reporting period, December 31, 2016, we were involved in several businesses including 1) the manufacturer and marketing of packaging for transport of products for the emerging legal cannabis industry, 2) manufacturer and supply of products to the quick service restaurant sub-sector of the restaurant industry 3) distribution of paper products derived from non-wood sources, and 4) as a marketer of a new seasoning food product.

The Company has also launched several packaging products serving the developing legal market for cannabis.  CannaShroud is a new cannabis transport packaging system specifically designed to allow for discrete and protected transportation of cannabis.  DabBox, a cannabis concentrate packaging product with a unique PTFE containment system.  Sugarmade is also in the process of developing active packaging for the cannabis industry and is in the advanced development stages for several other cannabis storage/transport and packaging products to serve this growing market sector.

Sugarmade’s main business operation, CarryOutSupplies.com, is a producer and wholesaler of custom printed and generic supplies servicing more than 3,000 quick service restaurants.   Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009 when the founders gained first-hand experience within the restaurant industry of the difficulty for restaurant owners to acquire custom printed supplies at a reasonable cost. Many quick service restaurants wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost prohibitive. With that in mind, carryoutsupplies.com was founded to provide products to this underserved section of the market. Since that time, the company has become a key supplier to many popular U.S. franchises, particularly in the frozen dessert segments. The Company estimates it holds approximately 40% market share of generic and printed products within the take out frozen yogurt and ice cream industries. We also hold a product supply and licensing agreement FreeHand® ThumbTray™ for the western part of the United States.

The Company plans to introduce a new patent protected, culinary seasoning product via a nationwide advertising and social media campaign during the first half of 2017.  During September of 2016, the Company completed negotiations for and signed a license agreement with HUY FONG FOODS, INC. (“HFFI”), the maker of Sriracha Hot Chili Sauce. Under the terms of the agreement, the Company is granted license to use the licensed marks of HFFI on and for products the Company is currently in process of designing and testing. Based on this agreement and a separate license agreement signed during 2015 with Seasoning Stixs International, LLC, the Company plans to introduce a new culinary seasoning product named Sriracha Seasoning Stixs. Sriracha Seasoning Stixs are encapsulated Huy Fong Sriracha Sauce and other seasonings in the form of a stick, which are inserted into meat, fish and poultry prior to cooking. Sriracha Seasoning Stixs are a hard solid at room temperature, but as heat is applied the sticks begin to liquefy allowing the meat fibers to act like a sponge absorbing the seasonings and flavors that had previously been encapsulated in the stick.

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

Results of Operations

The following table sets forth the results of our operations for the three months ended December 31, 2016 and 2015. Certain columns may not add due to rounding.

	For the three months ended		For the six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Net Sales	728,092	914,429	1,855,646	2,317,340
Cost of Goods Sold:	525,809	622,403	1,225,460	1,551,062
Gross profit	202,283	292,026	630,186	766,278
Operating Expenses	1,112,340	503,440	1,601,835	1,205,349
Loss From Operations	(910,057)	(211,414)	(971,649)	(439,070)
Other non-operating Income (Expense):	(735,849)	397,206	(533,061)	(125,362)
Net Income (Loss)	(1,645,906)	185,792	(1,504,710)	(564,432)

Revenues

For the three-month period ending December 31, 2016 and December 31, 2015, revenues were $728,092 and $914,429 respectively. For the six month period ending December 31, 2016 and December 31, 2015, revenues were $1,855,646 and $2,317,340. The decrease was primarily due to the frozen yogurt sector slow down along with continued consolidations of participant of this market sector.

Cost of goods sold

For the three-month periods ending December 31, 2016 and December 31, 2015, cost of goods sold were $525,809 and $622,403 respectively. For the six month period ending December 31, 2016 and December 31, 2015, cost of goods sold were $1,225,460 and $1,551,062. The decrease was primarily due to the frozen yogurt sector slow down along with continued consolidations of participant of this market sector, which caused revenue to fall and thus lower the Cost Of Good Sold correspondently.

Gross profit

For the three month period ending December 31, 2016 and December 31, 2015, gross profit was $202,283 and $292,026, respectively. For the six month periods ending December 31, 2016 and December 31, 2015, cost of goods sold were $630,186 and $766,278. The decrease was primarily due decrease of revenue.

Operating expenses

For the three-month periods ending December 31, 2016 and December 31, 2015, operating expenses were $1,112,340 and $503,440, respectively. For the six month period ending December 31, 2016 and December 31, 2015, operating expenses were $1,601,835 and $1,205,349, respectively. The increases were attributable to higher consulting cost as the company had expanded his markets and product lines.

Other non-operating income expense.

The Company had total other non-operating income (expense) of ($735,849) and $397,206 for the three months ending December 31, 2016 and December 31, 2015, respectively. The Company had total other non-operating expense of ($533,061) and $125,362 for the six months ending December 31, 2016 and December 31, 2015, respectively. The increases are primarily due to higher one time charges associated with stock compensation and consulting.

Net income (loss)

Net loss totaled $1,645,906 for the three month period ending December 31, 2016, compared to a net income of $185,792 for the three-month period ending December 31, 2015. Net loss totaled $1,504,710 for the six month period ending December 31, 2016, compared to a net loss totaling $564,432 for the six month period ending December 31, 2015. The increase was primarily due to one-time compensation charges, due to the company significantly increasing’s products and product lines, additionally due to expansion into new markets. The company raised sells and marketing expenses in order to capitalize on the growth in the new markets the Company is now entering, hence increasing in net income loss for period.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of December 31, 2016, our Company had cash balance of $1,709, current assets totaling $892,150 and total assets of $972,773. We had current and total liabilities totaling $4,388,414. Stockholders’ equity reflected a deficit of $3,415,641.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2016 and 2015:

	2016	2015
Cash (used in) provided by:
Operating activities	$(803,617)	$(533,190)
Investing activities	—	(7,677)
Financing activities	804,415	484,102

Net cash used in operating activities was $803,617 for the six months ending December 31, 2016, and $533,190 for the six months ending December 31, 2015. The increase was attributable to the Company’s rapid expansion into new product lines and new markets.

There were no cash flows during the six months ended December 31, 2016 relating to investing activities. Net cash used in investing activities was $7,677 for the six months ended December 31, 2015.

Net cash provided by financing activities totaled $804,415 for the six months ended December 31, 2016. Net cash provided by financing activities totaled $484,102 for the six months ended December 31, 2015. The difference was due to increased sales of equities and convertible debenture during the six months ended December 31, 2016. Which was required due to the Company’s expanding its new product lines and new markets.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: Other Information

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

The Company, as of the end of the 2016 fiscal year (June) was at a stage where it requires external capital to continue with its business. It must obtain additional significant capital in the future to continue its operations. There can be no certainty that the Company can obtain these funds.

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

Sugarmade, Inc., a Delaware corporation

February 22, 2017	By:	/s/ Jimmy Chan
Jimmy Chan CEO, CFO, and Director