Form 10-Q
period 2017-03-31
Sugarmade, Inc.
filed 2017-05-22
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 22, 2017, there were 213,492,343 shares outstanding of the issuer’s common stock, the only class of common equity.

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

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

PART I: Financial Information

ITEM 1: FINANCIAL STATEMENTS

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2017	2016
Assets
Current assets:
Cash	$76,884	$911
Accounts receivable, net	$132,177	$117,866
Inventory, net	$623,144	$468,262
Loan receivables	$20,000	$20,000
Other current assets	$221,703	$84,505
Total current assets	$1,073,908	$691,544
Equipment, net	$71,562	$78,453
Other assets	$27,081	$23,281
Total assets	$1,172,551	$793,278
Liabilities and Stockholders' Deficiency
Current liabilities:
Bank overdraft	$—	$28,377
Note payable due to bank	$25,982	$25,982
Accounts payable and accrued liabilities	$1,093,197	$1,481,961
Accounts payable -related party	$18,086	—
Customer deposits	$291,778	$248,299
Unearned revenue	$66,756	$93,522
Other payable	$235,381	$296,259
Accrued interest	$175,291	$272,708
Accrued compensation and personnel related payables	$11,403	$11,403
Notes payable due to related parties	$75,666	$85,666
Loans payable	$405,818	$427,580
Loan payable - related party	$103,530	—
Convertible notes payable, net	$1,414,523	$394,167
Shares to be issued	$1,060,020	—
Derivative liabilities	$2,150,000	$701,000
Total liabilities	$7,127,431	$4,066,923
Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, non issued and outstanding)	$—	$—
Common stock ($0.001 per value, 300,000,000 shares authorized, 214,826,834 and 178,685,388 shares issued and outstanding at March 31, 2017 and June 30, 216, respectively	$205,825	$178,686
Additional paid-in capital	$22,057,252	$17,151,379
Shares to be issued, preferred shares	$2,000,000	$2,000,000
Shares to be issued, common shares	$491,346	$1,246,000
Accumulated deficit	$(30,709,303)	$(23,849,712)
Total stockholders' deficiency	$(5,954,880)	$(3,273,647)
Total liabilities and stockholders' deficiency	$1,172,551	$793,278

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues, net	$903,950	$826,867	$2,759,595	$3,144,207
Cost of goods sold:
Materials and freight costs	$614,414	$504,522	$1,839,874	$2,055,584
Total cost of goods sold	$614,414	$504,522	$1,839,874	$2,055,584
Gross margin	$289,536	$322,345	$919,721	$1,088,623
Operating expenses:
Selling, general and administrative expenses	$693,623	$426,834	$2,295,458	$1,632,183
Total operating expenses	$693,623	$426,834	$2,295,458	$1,632,183
Loss from operations	$(404,087)	$(104,489)	$(1,375,737)	$(543,560)
Non-operating income (expense):
Other income	—	—	$243	—
Interest expense	$(72,471)	$(164)	$(169,022)	$(18,789)
Change in fair value of derivative liabilities	$(1,337,000)	$83,000	$(1,449,000)	$5,000
Commission	—	$415	—	$2,900
Loss on conversion of debts/Gain or Loss Extinguishment	$(884,561)	—	$(1,209,314)	$(55,498)
Other expense	$—	$(10,589)	$—	$13,686
Total non-operating income (expense)	$(2,294,032)	$72,661	$(2,827,093)	$(52,701)
Net loss	$(2,698,119)	$(31,828)	$(4,202,830)	$(596,261)
Basic and diluted net loss per share	$—	$—	$—	$—
Basic and diluted weighted average common shares outstanding used in computing net loss per share	13,751,366	178,631,716	9,929,119	170,913,497

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statement of Cash Flows

	For the nine months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	(4,202,830)	(596,260)
Adjustments to reconcile net income to cash flows from operating activities:
Loss on conversion of debts	1,209,314	55,498
Stock compensation expense	658,000	—
Depreciation and amortization	30,942	—
Fair value change in derivative liability	1,449,000	(5,000)
Changes in operating assets and liabilities
Accounts receivable	(14,309)	(206,326)
Inventory	(154,883)	36,806
Other current assets	(83,519)	(89,523)
Bank overdraft	(28,377)	9,263
Accounts payable and accrued liabilities	(53,086)	(101,725)
Customer deposits	43,480	(3,709)
Unearned revenue	(26,766)	—
Accrued interest and other payables	(130,869)	56,997
Net cash used in operating activities	(1,303,903)	(843,979)
Cash flows from investing activities:
Acquisition of fixed assets	(24,052)	—
Loan Receivable	—	(3,500)
Payment for acquisition of property and equipment	—	(4,177)
Net cash used in investing activities	(24,052)	(7,677)
Cash flows from financing activities:
Proceeds from shares to be issued	225,000	230,000
Proceeds from convertible notes	1,264,523	173,880
Repayment of notes payable due to related parties	(10,000)	(105,500)
Repayment of loans	(776,505)	—
Proceeds from loans	700,910	—
Proceeds from EB-5 Investment	—	500,000
Net cash provided by financing activities	1,403,928	798,380
Net increase in cash	75,973	(53,276)
Cash, beginning of period	911	58,260
Cash, end of period	76,884	4,984
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$13,395	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded product and brand marketing company investing in products and brands with disruptive potential. We are incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc.  Our Company, Sugarmade, Inc. operates through our subsidiary, S W C Group, Inc. - CA (dba CarryOutSupplies.com) (“CarryOutSupplies”).

We are headquartered in City of Industry, California, a suburb of Los Angeles, with two (2) additional warehouse locations in Southern California. As of date of this filing, we employ 25 full and part-time workers and contractors.

As of the end of the reporting period, March 31, 2017, we were involved in several businesses including 1) the manufacturer and marketing of packaging for transport of products for the emerging legal cannabis industry, 2) manufacturer and supply of products to the quick service restaurant sub-sector of the restaurant industry 3) distribution of paper products derived from non-wood sources, and 4) as a marketer of a new seasoning food product.

The Company has also launched several packaging products serving the developing legal market for cannabis. CannaShroud is a new cannabis transport packaging system specifically designed to allow for discrete and protected transportation of cannabis. DabBox, a cannabis concentrate packaging product with a unique PTFE containment system. We are also in the process of developing active packaging for the cannabis industry and is in the advanced development stages for several other cannabis storage/transport and packaging products to serve this growing market sector.

Our main business operation, CarryOutSupplies.com is a producer and wholesaler of custom printed and generic supplies servicing more than 3,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009 when the founders gained first-hand experience within the restaurant industry of the difficulty for restaurant owners to acquire custom printed supplies at a reasonable cost. Many quick service restaurants wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost prohibitive. With that in mind, carryoutsupplies.com was founded to provide products to this underserved section of the market. Since that time, the Company has become a key supplier to many popular U.S. franchises, particularly in the frozen dessert segments. The Company estimates it holds approximately 40% market share of generic and printed products within the take out frozen yogurt and ice cream industries. We also hold a product supply and licensing agreement of FreeHand® ThumbTray™ for the western part of the United States.

During September of 2016, the Company completed negotiations for and signed a license agreement with HUY FONG FOODS, INC. (“HFFI”), the maker of Sriracha Hot Chili Sauce. Under the terms of the agreement, the Company was granted license to use the licensed marks of HFFI on and for products the Company is currently in process of designing and testing. Based on this agreement and a separate license agreement signed in 2015 with Seasoning Stixs International, LLC, the Company’s plan was to introduce a new culinary seasoning product named Sriracha Seasoning Stixs. Sriracha Seasoning Stixs are encapsulated Huy Fong Sriracha Sauce and other seasonings in the form of a stick, which are inserted into meat, fish and poultry prior to cooking. Sriracha Seasoning Stixs are a hard solid at room temperature, but as heat is applied the sticks begin to liquefy allowing the meat fibers to act like a sponge absorbing the seasonings and flavors that had previously been encapsulated in the stick.

The Company is on target to complete its California manufacturing facility, which will produce Sriracha Seasoning Stix. The facility and an additional contract manufacturing site located on the East coast will provide the Company with initial manufacturing capability of thousands of bottles of Sriracha Seasoning Stix on a weekly basis and thousands into millions more per month.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2016, as filed on or about November 1, 2016 and as amended on November 15, 2016 (the “Annual Report”). The interim results for the period ended March 31, 2017 are not necessarily indicative of the results for the full fiscal year.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net allowances of $132,177 as of March 31, 2017 and of $117,866 as of June 30, 2016.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of March 31, 2017 and June 30, 2016, the balance for the inventory totaled $623,144 and $468,262, respectively. No amounts were recognized as an obsolescence reserve at March 31, 2017 and June 30, 2016.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of March 31, 2017.

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

Loss per share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive; 9,929,119 and 13,751,366 diluted shares were excluded in calculating diluted loss per share for the nine and three months ended March 31, 2017 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

March 31, 2017
Annual dividend yield	—
Expected life (years)	0.46
Risk-free interest rate	0.90%
Expected volatility	146%

	Carrying Value	Fair Value Measurements at
	As of	March 31, 2017
	March 31,	Using Fair Value Hierarchy
	2017	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$2,150,000	$—	$2,150,000	$—
Total	$2,150,000	$—	$2,150,000	$—

June 30, 2016
Annual dividend yield	—
Expected life (years)	0.99
Risk-free interest rate	0.27%
Expected volatility	377%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2016
	June 30,	Using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$701,000	$—	$701,000	$—
Total	$701,000	$—	$701,000	$—

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

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The standard specifies how prepaid stored- value product liabilities should be derecognized, thereby eliminating the current and potential future diversity in practice. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This standard, changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We do not anticipate that adoption of this standard will have a material impact to our consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Concentration

Customers

For the three and nine months ended March 31, 2017, our Company earned net revenues of $903,950 and $2,759,595 respectively. The vast majority of these revenues for the three (3) month / three (3) and nine (9) month period ending March 31, 2017 were derived from three (3) customers of the Company. These three (3) customers accounted for 28% of revenue for the three months ended March 31, 2017. One customer accounted for 13% for the nine (9) months ending March 31, 2017.

For the three and nine months ended March 31, 2016, our Company earned net revenues of $826,867 and $3,144,207, respectively. The vast majority of these revenues for the periods were derived from a large number of customers, with no customers accounted for over 10% of the Company’s total revenues in either period.

Suppliers

For the three (3) months ended March 31, 2017, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory is purchased from three (3) suppliers. The three (3) suppliers accounted as follows: One supplier accounted for 57% and the remaining two (2) account for 36% the Company’s total inventory purchase for the three (3) months ended March 31, 2017 respectively.

For the nine (9) months ended March 31, 2017, we purchased products for sale by CarryOutSupplies from several contract manufactures located in Asia and the U.S. A substantial portion of the Company’s inventory is purchased from three (3) suppliers. The three (3) suppliers accounted as follows: One supplier accounted for 73% and the remaining two (2) account for 23% of the Company’s total inventory purchase for the nine (9) months ended March 31, 2017.

For the three and nine months end March 31, 2016, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia and U.S. A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent. Two suppliers accounted for 10% and 76% of the Company’s total inventory purchase for the three and nine months ending March 31, 2016 respectively. There were no purchases of tree free paper products during this period.

4. Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of March 31, 2017, there were no legal claims pending or threatened against the Company; the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

On February 4, 2014, the Company filed suit in Contra Costa County, California, alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Stephen Pinto is the Company’s former Chairman of the board of directors. The Company plans to actively pursue this case. During November of 2014, the Company received notice that a cross complaint had been filed against the Company. The complaint alleges the parties were induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit. The Company plans to vigorously defend against such claims. No changes have occurred as of the filing date of this report. As of March 31, 2017, this matter is still pending.

On May 24, 2014, the Labor Commissioner, State of California issued an Order, Decision or Award of the Labor Commissioner against the Company in the amount of $56,365. On October 28, 2014, the Company entered into a settlement agreement, which was effective October 28, 2014, to resolve a judgment against the Company via the issuance of 502,533 restricted shares and a $30,000 cash payment. As of March 31, 2017, this matter is pending.

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

On February 21, 2017, the Company signed a settlement agreement with the plaintiffs. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs’ $227,000 to settle all claims against the Company, which includes the payoff of the two notes outstanding within one (1) week. The parties had estimated the value of the notes at approximately $80,000. The Company has agreed to pay the plaintiff $97,000 within one hundred and twenty (120) days of the agreement with the remaining balance of $50,000 due within one hundred and eighty (180) days of the agreement. Upon receipt of all payments, plaintiffs shall surrender for cancellation 230,000 of the Company’s shares within ten (10) days. The parties agreed that all claims against the Company shall be satisfied through such payments and that the matter shall therefore be fully resolved. As of March 31, 2017, third-parties have purchased two (2) notes of approximately $80,000, hence reducing the Company’s exposure by $80,000.

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

5. Convertible Notes

As of March 31, 2017 and June 30, 2016 the balance owing on convertible notes with term as describe below was $1,414,523 and $394,167 respectively. The convertible promissory notes must be repaid by our Company within six months from the date of issuance; accrue interest at the average rate from 8% - 12%; and are subject to conversion at the election of the investors at such time as our Company has raised a minimum of $500,000 in a subsequent equity financing. The conversion price will be the lower of 45% of the per share purchase price paid for by the new investors in the subsequent financing, or $0.50 per share. Unless these promissory notes are converted or repaid earlier, our Company must pay the note-holders the amount of the then accrued interest on the three, six, and nine month anniversaries of the issue date. As of March 31, 2017, three (3) convertible promissory notes in the amount of $100,000 with accrued interest of $61,339, were converted to 12,738,334 restricted common shares as follows:

Principal amount of $25,000, interest in the amount of $15,295;

Principal amount of $50,000, interest in the amount of $30,819; and

Principal amount of $25,000, interest in the amount of S15,225.

Convertible notes issued during the nine months ended March 31, 2017:

On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

On January 20, 2017, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of seven (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

On January 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $43,000. The note has a term of twelve (12) months with an interest of 8% and is convertible to common shares at a 45% discount to the then current market price of our shares.

On February 8, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

On February 9, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

On February 15, 2017, the Company entered into a convertible promissory note with an accredited investor for $63,000. The note has a term of nine (9) months with an interest rate of 8% and is convertible to common shares at 40% discount to the then current market price of our shares.

On February 16, 2017, the Company entered into a convertible promissory note with an accredited investor for $30,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

On February 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $66,023. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

On February 28, 2017, the Company entered into a convertible promissory note with an accredited investor for $75,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount.

On March 1, 2017, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount to the then current market price of our shares.

On March 23, 2017, the Company entered into a convertible promissory note with an accredited investor for $70,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

On March 31, 2017, the Company entered into a convertible promissory note with an accredited investor for $200,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

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

On December 19, 2016, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount.

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

During the nine months ended March 31,2017, the Company received cash proceeds of $1,264,523 from issuance of convertible notes.

As of March 31, 2017, the Company’s convertible notes consisted of following:

		As of March 31, 2017

Note Type and Investor	Due Date	Balance	Discount	Carrying Value
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	100,000	—	100,000
Convertible Note	10/18/2017	84,750	—	84,750
Convertible Note	8/4/2017	84,750	—	84,750
Convertible Note	8/16/2017	110,000	—	110,000
Convertible Note	9/20/2017	38,000	—	38,000
Convertible Note	7/17/2017	20,000	—	20,000
Convertible Note	9/30/2017	55,000	—	55,000
Convertible Note	7/17/2017	25,000	—	25,000
Convertible Note	7/17/2017	20,000	—	20,000
Convertible Note	1/24/2018	43,000	—	43,000
Convertible Note	8/8/2017	50,000	—	50,000
Convertible Note	7/20/2017	80,000	—	80,000
Convertible Note	8/24/2017	66,023	—	66,023
Convertible Note	8/9/2017	50,000	—	50,000
Convertible Note	8/31/2017	75,000	—	75,000
Convertible Note	12/1/2017	100,000	—	100,000
Convertible Note	9/23/2017	70,000	—	70,000
Convertible Note	11/20/2017	63,000	—	63,000
Convertible Note	8/16/2017	30,000	—	30,000
Convertible Note	9/30/2017	200,000	—	200,000

Total Convertible Promissory Notes		$1,414,523		$1,414,523

As of June 30, 2016, the Company’s convertible notes consisted of following:

		As of June 30, 2016

Note Type and Investor	Due Date	Balance	Discount	Carrying Value

Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	40,000	—	40,000
Convertible Note	7/1/2016	50,000	—	50,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	100,000	—	100,000
Convertible Note	7/1/2016	20,834	—	20,834
Convertible Note	7/1/2016	8,333	—	8,333

Total Convertible Promissory Notes		$394,167		$394,167

6. Debt settlements

On December 31, 2016, the Company issued 1,486,101 common shares in exchange for the cancellation of $51,996 in vendor debt. The fair value of the 1,486,101 common shares was $89,166, which resulted in a loss on settlement of debt of $37,170.

On January 1, 2017, the Company agreed to issue 300,000 common shares and paid $15,000 cash in exchange for past legal services in the amount of $62,149.

7. Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 8. All were valued using the weighted-average Black-Scholes- Merton option pricing model using the assumptions detailed below. As of March 31, 2017 and June 30, 2016, the derivative liability was $2,150,000 and $701,000, respectively. For the three months ended March 31, 2017 and 2016, the Company recorded a $1,337,000 loss and $83,000 gain from changes in derivative liability, respectively. For the nine months ended March 31, 2017 and 2016, the Company recorded a $1,449,000 loss and $5,000 gain from changes in derivative liability, respectively. The Black-Scholes model with the following assumption inputs:

March 31, 2017
Annual dividend yield	—
Expected life (years)	0.46
Risk-free interest rate	0.90%
Expected volatility	146%

June 30, 2016
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

8. Stock warrants

In connection with the issuance of the promissory notes, the investors in the aggregate received two-year warrants to purchase up to a total of 50,000 shares of common stock at an exercise price of $0.50 per share, and two-year warrants purchasing up to a total of 81,250 shares of common stock at an exercise price of $0.01 per share. For purposes of accounting for the detachable warrants issued in connection with the convertible notes, the fair value of the warrants was estimated using the Black-Scholes-Merton option pricing formula. The value of all warrants granted at the date of issuance totaled $508,413 and was recorded as a discount to the notes payable. The amount will be amortized over the nine (9) month term of the respective convertible note as additional interest expense.

On various dates during June 2014 and December 2014 the Company and holders of certain convertible notes agreed to cancel warrants to purchase common shares in the Company and to extend the due dates on the Notes to July 1, 2016. $0.50 warrants and “Bonus Warrants” priced at $0.01, as defined in the original Convertible Note Purchase Agreements we cancelled pertaining to the Note and warrants acquired on the following dates for the following Convertible Notes and amounts. During the nine months ended March 31, 2017, all the warrants were expired. There were no warrants outstanding at March 31, 2017.

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	180,000	$0.20
Granted	—	—
Exercised	—	—
Forfeited September 30, 2014	38,750	0.09
Forfeited December 31, 2014	10,000	0.04
Outstanding at June 30, 2015	131,250	0.20
Outstanding at June 30, 2016	131,250	0.20
Expired	131,250	0.20
Outstanding at December 31, 2016	—	$—
Outstanding at March 31, 2017	—	—

Following is a summary of the status of warrants outstanding at June 30, 2016:

Date Issued	Exercise Price	Number of Shares	Expiration Date
8/17/12	$0.01	6,250	7/1/2016
8/20/12	$0.01	6,250	7/1/2016
9/10/12	$0.01	10,000	7/1/2016
9/13/12	$0.01	12,500	7/1/2016
9/18/12	$0.01	6,250	7/1/2016
10/5/12	$0.01	2,500	7/1/2016
10/25/12	$0.01	6,250	7/1/2016
1/31/13	$0.01	6,250	7/1/2016
10/22/12	$0.01	25,000	7/1/2016
8/24/12	$0.50	50,000	8/24/16

Total warrants as of June 30, 2016		131,250

9. Note payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of March 31, 2017, the loan principal balance was $25,982.

Notes payable due to related parties

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of March 31, 2017, this note had a balance of $18,000.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, who owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six (6) months. However, this note was now payable upon demand per the oral agreement with the lender. As of March 31, 2017, this note had a balance of $20,000.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of March 31, 2017, this note had a balance of $25,000.

On January 13, 2014, the Company entered into a promissory note with an employee (an employee of the Company, who owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of twenty-four (24) months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of March 31, 2017, this note had a balance of $12,666.

As of March 31, 2017, the Company has an outstanding balance of notes payable due to related parties of $75,666. During the nine months ended March 31, 2017, the Company repaid $10,000 cash for notes payable due to related parties.

10. Shares issued for services

Effective February 1, 2017, the Company entered into an agreement with PDCG, LLC (“PDCG”) to provide strategic marketing consulting services for a period from February 1, 2017 to April 30, 2017. PDCG has agreed to accept in lieu of cash, total of 750,000 of the Company’s common shares with title of these shares to be transferred to PDCG at effective date. As of March 31, 2017, these shares had yet to be issued and are being recorded as a liability for stock to be issued for $52,500.

10a. Shares issued by assignment

On September 27, 2012, the Company received monies under a subscription agreement and a convertible note (the “Note”) for the principal amount of $25,000. On January 30, 2017, the holder of the Note assigned the Note to Paladin Advisors, LLC (“Paladin”) for the principal amount, plus accrued interest. On January 30, 2017, Paladin submitted a notice of conversion, to which Paladin converted $40,225 based on the following: principal amount of $25,000, accrued interest of $15,225, for a total of $40,225 at the conversion rate of $0.005 per share. On March 30, 2017, the Company agreed to issue 8,045,000 of common shares to Paladin under the terms of the Note and notice of conversion.

On October 25, 2012, the Company received a loan in the form of a convertible note (the “Note”) for the principal amount of $25,000. On February 8, 2016, the holder of the Note executed an assignment of the Note to Blueprint Media, LLC (“BPM”) due to a debt in which the holder of the Note owed BPM. On December 31, 2016, BPM by and though its managing director executed a notice of conversion of the Note as follows: principal amount of $25,000, accrued interest of $12,483, for a total of $37,483 at the conversion rate of $0.035 per share. On March 30, 2017, the Company agreed to issue 1,070,943 of common shares to BPM under the terms of the Note and notice of conversion.

10b. Shares issued by conversion

On December 31, 2016, the holder of a convertible note (the “Note”) executed a conversion of its Note dated September 12, 2012. The terms and conditions under the Note allowed the holder to convert its Note for said total common shares issued. Upon conversion, the principal amount of the Note was $40,000, interest of $20,669, for a total of $60,669, at the conversion rate of $0.035 per share. On March 30, 2017, the Company agreed to issue 1,733,400 common shares to the holder of the Note under the terms of the Note and notice of conversion.

11. Common shares issued for equity financing

On October 11, 2016, the Company sold 2,000,000 shares of restricted common stock to an accredited investors for $100,000 pursuant to an exemption from registration relying on Section 4(a)(2) and Rule 506b of Regulation D, under the Securities Act of 1933, as amended (the “Securities Act”).

12. Common shares reserved for future issuances

The following table summarizes shares of our common stock reserved for future issuance at March 31, 2017:

Common shares to be issued under conversion feature	32,178,898
Common shares to be issued under $0.01 warrants	—
Common shares to be issued under $0.50 warrants	—

Total common shares reserved for future issuance	32,178,898

The following table summarizes shares of our common stock reserved for future issuance at June 30, 2016:

Common shares to be issued under conversion feature	11,702,118
Common shares to be issued under $0.01 warrants	81,250
Common shares to be issued under $0.50 warrants	50,000

Total common shares reserved for future issuance	11,833,368

13. Related party transactions

From time to time, the Company would receive short-term loans from LMK Capital, LLC (“LMK”) for its working capital needs. The loan payable as of June 30, 2016 was $264,449. As of March 31, 2017, the Company’s outstanding balance to LMK is $53,689.

On December 1, 2016, the Company received a loan from an employee for $12,500 with an interest charge of $12,500. This amount was recorded as interest owed to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on December 1, 2017. As of March 31, 2017, the balance is $9,375.

On July 7, 2016, the Company received a loan from an employee. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of March 31, 2017, the balance of the loan is $39,207.

On November 21, 2016, the Company received a loan from an employee. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of March 31, 2017, the balance of the loan is $1,260.

As of March 31, 2017, the Company has outstanding loan balance of $103,530 from Shareholders and directors of the Company.

13a Miscellaneous – related party transactions

On September 7, 2016, our CEO and Chairman, Jimmy Chan, was awarded five (5) million shares of restricted common stock in the Company in lieu of salary, equivalent to $150,000. On September 7, 2016, Director Waylon Huang, was awarded three (3) million shares of restricted common stock in the Company in lieu of salary, equivalent to $90,000. Mr. Huang is also the general manager of the CarryOutSupplies.com.

On September 7, 2016, Richard Ko, was awarded three (3) million shares of restricted common stock in the Company in lieu of salary, equivalent to $90,000 annually for services provided to the Company.

14. Loans payable

On January 25, 2017, the Company entered into an agreement with a lending company for $100,000 for its working capital needs. As of March 31, 2017, the Company has an outstanding balance of $63,348.

On December 22, 2016, CarryOutSupplies entered an agreement with a lending company for its working capital needs. The loan was payable on the 22nd day from the entering date of the agreement. The principal amount of the loan was $75,000 and the repayment amount was $109,425 including interest with daily payment of $899. At March 31, 2017, the outstanding balance under the loan was $33,728.

Reported as of December 31, 2016, the Company had an outstanding balance of $5,053 between two (2) vendors. As of March 31, 2017, the Company now has an outstanding loan balance of $1,599 from one (1) vendor of the Company.

On September 21, 2016, the Company received a loan from Greater Asia Technology for $100,000, with prepaid interest of $40,000 and is due on September 30, 2017. As of March 31, 2017, this note had a balance of $100,000.

On July 11, 2016, the Company received a loan from Greater Asia Technology for $150,000. There were loan fees of $8,000 associated with origination of the loan, which bears 40% annual interest and is due on January 15, 2017. As of March 31, 2017, this note had a balance of $58,300.

On October 28, 2016, the Company received a loan from Autumn Group, LLC for $100,000. It was predetermined interest on the loan would be $100,000. This amount was recorded as a discount to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on September 26, 2017. The loan bears 100% annual interest and is due on November 1, 2017. As of March 31, 2017, this note had a balance of $100,000.

On July 1, 2016, the Company entered into a repayment agreement with its employee for $20,280 at no interest. As of March 31, 2017, the Company has an outstanding balance of $20,280. Repayment on this loan will be repaid at a later date with no interest being accrued.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of March 31, 2017, the Company has an outstanding balance of $4,076.

On July 2, 2015, the Company entered into a repayment agreement for $22,583 at no interest. As of March 31, 2017, the Company has an outstanding balance of $17,583.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. At March 31, 2017, the outstanding balance under this loan was $980.

On March 5, 2013, the Company entered an equipment loan agreement with Toyota financial services with maturity date of April 4, 2018. As of March 31, 2017 the balance under this loan is $5,924.

During the nine months ended March 31, 2017, the Company received cash proceeds of $700,910 from loans, and repaid $776,505 cash for loans payable.

15. Shares to be issued

Preferred Shares

As of March 31, 2017, the Company was obligated to issue 30,501,339 shares of Series B Convertible Preferred Stock for three EB-5 investments with the total amount of $1,500,000. The Company received $2,000,000 proceeds during the fiscal year ended June 30, 2016 with fair value of $2,000,000. On April 1, 2015, the Company completed a series of transactions and amended its Articles of Incorporation creating a series of preferred stock of 10,000,000 shares, which shall be designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Series B will not be eligible for dividends. Five years from the date of issue (the “Conversion Date”), assuming the Series B investor is approved for l-526 under the U.S Government’s EB-5 Investment Program, each Preferred Share will automatically convert into that number of Common Shares having a “fair market value” of the Initial Investment plus a five (5) percent annualized return on Initial Investment. Fair market value will be determined by averaging the closing sale price of a Common Share for the 40 trading days immediately preceding the date of conversion on the U.S. stock exchange on which Common Shares are publicly traded. The offering was made pursuant to SEC Rule 506 and Section 4(2) of the Securities Act, which provides exemption from registration for transactions, which are not public offerings. The funds received were used for general working capital purposes and to accelerate order deliveries to customers.

Common Shares

During the nine months ended March 31, 2017, the Company issued 22,055,556 common shares, which were obligated to be issued at June 30, 2016, with a fair value in the amount of $1,230,000.

As of March 31, 2017, the Company was obligated to issue 500,000 shares for $25,000 proceeds received through two separate private placements with 250,000 shares each.

As of March 31, 2017, the Company was obligated to issue 2,000,000 restricted common shares for equity financing of $100,000, the fair market value of the 2,000,000 shares was $100,000.

As of March 31, 2017, the Company was obligated to issue 1,485,586 restricted common shares for the settlement of outstanding accounts payable in the amount of $51,996. The fair value of the 1,486,101 common shares was $89,166, which resulted in a loss on settlement of debt of $37,170.

On December 1, 2016, the Company modified its agreement with Bao Coc International Paper and BAO COC INTERNATIONAL PAPER AND PLASTIC COMPANY LIMITED ("Bao Cao"), of the Socialist Republic of Vietnam. Under the terms of the revised agreement, the Company shall purchase products manufactured by the current contract manufacturers and distribute such products to various quick service restaurant and institutions in the United States. Revenues from such products shall belong to Sugarmade. The price of these products will be determined from time to time in mutual agreement between the Parties. Sugarmade shall be responsible for compensating the contract manufacturer and collection of monies from the end customer with all revenues belonging to the Company. The company is obligated to issue 5,000,000 restricted common shares, the fair market value of the 5,000,000 shares was $400,000. As of March 31, 2017, these shares had yet to be issued and were recorded as a liability for stock to be issued – common shares.

As of March 31, 2017, the company was obligated to issue 3,000,000 restricted common shares for consulting services, with a fair market value of $240,000.

As of March 31, 2017, the Company was obligated to issue 1,923,077 restricted common shares for equity financing of $100,000, the fair market value of the 1,923,077 shares was $100,000.

As of March 31, 2017, the Company was obligated to issue 1,350,166 restricted common shares for convertible debt conversion in the amount of $40,505 principle. On the date of conversion, the market value of the shares issued was $0.12 per share. The fair value of the shares was $162,020.

As of March 31, 2017, the Company was obligated to issue 2,000,000 restricted common shares under an assignment of a note to convert into on shares in the amount of $40,314. The market value of the shares issued was $0.12 per share. The fair market value of the 2,000,000 shares was $240,000.

As of March 31, 2017, the Company was obligated to issue 300,000 restricted common shares for past services. The market value of the shares issued was $0.06 per share. The fair market value of the 300,000 shares was $18,000.

As of March 31, 2017, the Company was obligated to issue 1,343,167 restricted common shares on a debt settlement to convert into shares in the amount of $40,295. The market value of the shares issued was $0.12 per share. The fair market value of the 1,343,167 shares was $161,180.

For the nine month period ending March 31, 2017 and 2016, the Company received $225,000 and $230,000 respectively in proceeds from shares to be issued.

16. Cancellation of Common Shares

On March 15, 2017, 2,000,000 common shares were surrendered to the Company for cancellation as a result of a litigation matter in which the Company and former CEO, Scott Lantz were named defendants. As part of the agreement with Mr. Lantz, the surrendered shares were used to fund and retain defense counsel on Mr. Lantz behalf. 7,003,000 common shares were also surrendered for cancellation by its previous management and consultant due to non-fulfillment of its contractual duties.

17. Commitments and contingencies

On April 1, 2015, the Company entered into a lease for general office and warehouse in City of Industry, California with a lease term of one year. The monthly rent was $11,884. The Company renewed the lease to March 31, 2016, effective April 1, 2016 to March 31, 2017, increasing the rent from $11,884 to $13,238. On March 6, 2017, the Company executed a Fifth Amendment to the Lease, in which the Monthly rent increased from $13,238 to $15,043 effective from April 1, 2017 to March 31, 2018. As of March 31, 2017, the Monthly rent is $15,043.

18. Subsequent events

On April 1, 2017, the Company entered into a distribution and intellectual property assignment agreement with Wagner Bartosch, Inc. (“Wagner”) for use of their Divider™ used in frozen desserts and other related uses. In lieu of cash payment under the agreement, the Company will issue common shares of the Company valued at $75,000.

On April 28, 2017, the Company signed a Marketing Service Agreement, in which it plans to “kick-start” marketing its new product Sriracha Seasoning Stixs to the public using videos and other social media circuits. In lieu of cash payment for professional services, the Company will issue common shares equivalent to $32,250.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the Securities and Exchange Commission (the “SEC”). We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

We are headquartered in City of Industry, California, a suburb of Los Angeles, with two additional warehouse locations in Southern California. As of date of this filing, we employ 25 full and part-time workers and contractors.

As of the end of the reporting period, March 31, 2017, we were involved in several businesses including 1) the manufacturer and marketing of packaging for transport of products for the emerging legal cannabis industry, 2) manufacturer and supply of products to the quick service restaurant sub-sector of the restaurant industry 3) distribution of paper products derived from non-wood sources, and 4) as a marketer of a new seasoning food product.

The Company has also launched several packaging products serving the developing legal market for cannabis. CannaShroud is a new cannabis transport packaging system specifically designed to allow for discrete and protected transportation of cannabis. DabBox, a cannabis concentrate packaging product with a unique PTFE containment system. We are also in the process of developing active packaging for the cannabis industry and is in the advanced development stages for several other cannabis storage/transport and packaging products to serve this growing market sector.

Our main business operation, CarryOutSupplies, is a producer and wholesaler of custom printed and generic supplies servicing more than 3,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009 when the founders gained first-hand experience within the restaurant industry of the difficulty for restaurant owners to acquire custom printed supplies at a reasonable cost. Many quick service restaurants wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost prohibitive. With that in mind, carryoutsupplies.com was founded to provide products to this underserved section of the market. Since that time, the company has become a key supplier to many popular U.S. franchises, particularly in the frozen dessert segments. The Company estimates it holds approximately 40% market share of generic and printed products within the take out frozen yogurt and ice cream industries. We also hold a product supply and licensing agreement of FreeHand® ThumbTray™ for the western part of the United States.

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our previous operating subsidiary, Sugarmade, Inc., a California corporation (“Sugarmade-CA”). Our Company purchased Sugarmade-CA, which was in the business to import, sell and distribute sustainable and environmentally friendly non-tree-based paper products. On May 9, 2011, our Company formerly known as Simple Earth, Inc. acquired all of the common stock of Sugardmade-CA. As of the date of this filing, we have discontinued the operations of Sugarmade-CA. Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2017 and 2016. Certain columns may not add due to rounding.

	For the three months ended		For the nine months ended
	March 31		March 31
	2017	2016	2017	2016

Revenues, net	903,950	826,867	2,759,595	3,144,207
Cost of goods sold:	614,414	504,522	1,839,874	2,055,584
Gross margin	289,536	322,345	919,721	1,088,623
Operating Expense	693,623	426,834	2,295,458	1,632,183
Loss from operations	(404,087)	(104,489)	(1,375,737)	(543,560)
Non-operating income (expense):	(2,294,032)	72,661	(2,827,093)	(52,701)
Net Income (Loss)	(2,698,119)	(31,828)	(4,202,830)	(596,261)

Revenues

For the three month period ending March 31, 2017 and March 31, 2016, revenues were $903,950 and $826,867 respectively. For the nine month period ending March 31, 2017 and March 31, 2016, revenues were $2,759,595 and $3,144,207 respectively. The decrease was primarily due to the frozen yogurt sector slow down along with continued consolidations of participants in this market sector.

Cost of goods sold

For the three month periods ending March 31, 2017 and March 31, 2016, cost of goods sold were $614,414 and $504,522 respectively. For the nine month period ending March 31, 2017 and March 31, 2016, cost of goods sold were $1,839,874 and $2,055,584, respectively. The decrease was primarily due to the frozen yogurt sector slow down along with continued consolidations of participant of this market sector, which caused revenue to fall and thus lower the cost of good sold correspondently.

Gross profit

For the three month period ending March 31, 2017 and March 31, 2016, gross profit was $289,536 and $322,345, respectively. For the nine month periods ending March 31, 2017 and March 31, 2016, cost of goods sold were $919,721 and $1,088,623, respectively. The decrease was primarily due to the decrease of revenue.

Operating expenses

For the three-month periods ending March 31, 2017 and March 31, 2016, operating expenses were $693,623 and $426,834, respectively. For the nine month period ending March 31, 2017 and March 31, 2016, operating expenses were $2,295,458 and $1,632,183, respectively. The increases were attributable to higher consulting cost as the company had expanded its markets and product lines.

Other non-operating income expense

The Company had total other non-operating expense of $2,294,032 and income of $72,661 for the three months ending March 31, 2017 and March 31, 2016, respectively. The Company had total other non-operating expense of $2,827,093 and $52,701 for the nine months ending March 31, 2017 and March 31, 2016, respectively. The increases are primarily due to higher one time charges associated with stock compensation and consulting expense.

Net loss

Net loss totaled $2,698,119 for the three month period ending March 31, 2017, compared to a net loss of $31,828 for the three month period ending March 31, 2016. Net loss totaled $4,202,830 for the nine month period ending March 31, 2017, compared to a net loss totaling $596,261 for the nine month period ending March 31, 2016. The increase in loss was primarily as a result of changes in fair value of derivative instruments.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of March 31, 2017, our Company had a cash balance of $76,885, current assets totaling $1,073,909 and total assets of $1,172,553. We had current and total liabilities totaling $7,127,433. Stockholders’ equity reflected a deficit of $5,954,881.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended March 31, 2017 and 2016:

Cash (used in) provided by:	2017	2016
Operating activities	$(1,303,903)	$(843,979)
Investing activities	(24,052)	(7,677)
Financing activities	1,403,928	798,380

Net cash used in operating activities was $1,303,903 for the nine months ending March 31, 2017, and $843,979 for the nine months ending March 31, 2017. The increase was attributable to the Company’s rapid expansion into new product lines and new markets.

Net cash used in investing activities for nine months ended March 31, 2017 and March 31, 2016 was $24,052 and $7,677, respectively.

Net cash provided by financing activities totaled $1,403,928 for the nine months ended March 31, 2017. Net cash provided by financing activities totaled $798,380 for the nine months ended March 31, 2017. The difference was due to increased sales of equities and convertible debenture during the nine months ended March 31, 2017 which was required due to the Company’s expanding its new product lines and new markets.

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses. Other than the notes payable discussed above, borrowings from our bank and the production credit facility with our suppliers, we do not have any credit agreements or other sources of liquidity immediately available to us.

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve (12) months is approximately $2,000,000.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through March 31, 2017. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans do not call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment as we add employees to our Company. We are however continually evaluating the production processes of our third (3rd) party contract manufacturers to determine if there are investments we could make in their processes to achieve manufacturing improvements and significant cost savings. Any such desired investments would require additional cash above our current forecast requirements.

Critical Accounting Policies Involving Management Estimates and Assumptions

Please see the notes to our financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K and out status as a smaller reporting company.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, our disclosure controls and procedures were ineffective due to the Company is relatively inexperienced with certain complexities within U.S. GAAP and SEC reporting.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: Other Information

ITEM 1 – LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of March 31, 2017, there were no legal claims pending or threatened against the Company; the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings:

On [date], the Company filed suit in Contra Costa County, California, alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Stephen Pinto is the Company’s former Chairman of the board of directors. The Company plans to actively pursue this case. During November of 2014, the Company received notice that a cross complaint had been filed against the Company. The complaint alleges the parties were induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit. The Company plans to vigorously defend against such claims. No changes have occurred as of the filing date of this report. As of March 31, 2017, this matter is still pending.

On May 24, 2014, the Labor Commissioner, State of California issued an Order, Decision or Award of the Labor Commissioner against the Company in the amount of $56,365. On October 28, 2014, the Company entered into a settlement agreement, which was effective October 28, 2014, to resolve a judgment against the Company via the issuance of 502,533 restricted shares and a $30,000 cash payment. As of March 31, 2017, this matter is pending.

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

On February 21, 2017, the company signed a settlement agreement with the plaintiffs. Under the terms of the settlement agreement, the Company agrees to pay the plaintiffs’ $227,000 to settle all claims against the Company, which will include the payoff of the two notes outstanding within one (1) week. The parties had estimated the value of the notes at approximately $80,000. The Company has agreed to pay the plaintiff $97,000 within one hundred and twenty (120) days of the agreement with the remaining balance of $50,000 due within one hundred and eighty (180) days of the agreement. Upon receipt of all payments, plaintiffs shall cancel 230,000 of the company’s shares within ten (10) days. The parties agreed that all claims against the company shall be satisfied through such payments and that the matter shall therefore be fully resolved. As of March 31, 2017, third-parties have purchased two (2) notes of approximately $80,000, hence reducing the Company’s exposure by $80,000.

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

The Company, as of the end of the 2016 fiscal year (June) and as of the quarter ended March 31, 2017, was at a stage where it requires external capital to continue with its business. It must obtain additional significant capital in the future to continue its operations. There can be no certainty that the Company can obtain these funds. As disclosed in our Annual Report, and as disclosed in Note 2 to our Financial Statements above, these conditions raise substantial doubt about our ability to continue as a going concern.

ITEM 2 –UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit No.		Description
31.1	(1)	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(1)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(1)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	(2)	XBRL Instance Document

101.SCH*	(2)	XBRL Taxonomy Extension Schema

101.CAL*	(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	(2)	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE*	(2)	XBRL Taxonomy Extension Presentation Linkbase

 _____________________________________________________

(1) Filed as an exhibit to this Report.

(2) To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

March 22, 2017	By:	/s/ Jimmy Chan
Jimmy Chan CEO, CFO, and Director