Form 10-Q/A
period 2017-03-31
Sugarmade, Inc.
filed 2017-05-23
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on May 22, 2017 for the quarter ended March 31, 2017 (the “Form 10-Q”), is to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

Except for the matters described above, this Amendment No. 1 on Form 10-Q/A does not modify or update disclosures in, or exhibits to, the Form 10-Q. This Form 10-Q/A speaks as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date.

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

Sugarmade, Inc., a Delaware corporation

May 23, 2017	By:	/s/ Jimmy Chan
Jimmy Chan CEO, CFO, and Director