Form 10-K
period 2017-06-30
Sugarmade, Inc.
filed 2018-03-19
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity on December 31, 2017, (the last business day of the registrant’s most recently completed quarter) based on the most recent closing trade, which occurred on March 16, 2018 was $0.185 with implied market cap of approximately $45,768,218.

On March 19, 2018 there were 247,395,774 shares outstanding of the issuer’s common, the only class of common equity. This amount does not include shares to be issued.

PART I

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

General

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware. Our common shares are traded on the OTC Ventures Marketplace under the symbol SGMD. We are headquartered in City of Industry, California, a suburb of Los Angeles.  As of date of this filing, we employ 25 full and part-time workers and contractors.  Our previous legal name was Diversified Opportunities, Inc.  Our Company, Sugarmade, Inc. operates through our subsidiary, Sugarmade, Inc., a California corporation (“SWC Group, Inc., - CA”).

We are an e-commerce oriented company investing in products and brands with disruptive potential. We also contract for product production with various manufacturers, mainly in Asia, and then import these products into the U.S. for delivery to our customers. We are involved in several business sectors and we are actively seeking to enhance the number of brands we market into online channels and into various distribution networks. Over the past year, we have positioned our Company to enter the marketplace for equipment and technologies that support the legal cultivation and processing of cannabis and other agricultural products. At this time, Sugarmade does not engage in any business operations involving the actual cultivation, processing or sale of any cannabis product.

Sugarmade has also entered the culinary seasoning and spice market via a distribution agreement to market Seasoning Stix, which is a patented, encapsulated seasoning product. Additionally, the Company continues to operate CarryOutSupplies.com, a producer and wholesaler of custom printed and generic supplies to the quick service restaurant industry. As is outlined below, the Company is in process of winding down is distribution and market efforts for its legacy tree-free paper business.

These business operations are covered in detail below:

Cannabis Hydroponic Growth and Other Cannabis Related Markets

An area of major focus for the Company is the marketplace for equipment and technologies that support the legal cultivation and processing of cannabis and other agricultural products.

Early in 2017, Sugarmade signed a distribution agreement with privately-held, Plantation, Corp. becoming the exclusive distributor for the BudLife product line for what Sugarmade believes is the single largest cannabis market in the world – the U.S. states of California, Oregon, and Washington. With legalization of recreational cannabis occurring in California on January 1, 2018, the Company believes there is a significant market opportunity for this revolutionary and patented product line. The BudLife product is currently under development and it is expected Plantation, Corp. will release the product to Sugarmade during the first calendar quarter of 2018.   Sugarmade plans to actively market this product line to distributors and retailers throughout the three States territory.

BudLife utilizes a radical integration of specialized gases and natural agents to create a preservation technology that dramatically extends the useful life of medical marijuana up to six months by actively monitoring the internal container’s environment and automatically adjusting its atmosphere as needed; all without the need for refrigeration. This is a critical capability in the case of marijuana, since unlike fruits and vegetables that thrive in these chilly conditions, refrigeration degrades and undermines the efficacy of the plant’s medical benefits. The technology’s innovative features preserve THC levels, retard terpene degradation and safeguard the other important properties of cannabis, while protecting it from infestation, mold and pathogens to ensure product safety.

Two core product designs and applications are currently under development:

BudLife® Intelligent System Lid. – 1 oz. - Initially, replacement intelligent system lids, which preserve and protect the medical marijuana, will be on offer to existing users since the Mason jar is their currently preferred packaging. This represents a huge captive market.

Source Transport and Storage Containers – 1 lbs - This contains 16 ounces of dried and processed marijuana from cultivator locations for shipment to dispensaries. This is the primary package size, which will be controlled by States’ regulatory regimes. It will be opened and broken down into Consumer Exit Packaging.

Sugarmade is also engaged in the manufacturing and distribution of several other technologies and products that support the legal cultivation and processing of cannabis and other agricultural products. These include soil containing grow bags used in greenhouses, odor-resistant storage and transport products, lights to enhanced indoor cultivation, and similar products. Sugarmade also operates the www.Caligrownsupplies.com website that offers many of these products to distributors and retailers.

The Company’s business operations in these areas are expanding as cannabis production within the United States increases and as legalization of cannabis progresses.

At this time, Sugarmade does not engage in any business operations involving the actual cultivation, processing or sale of any cannabis product.

CarryOutSupplies.com

Our legacy business operation, CarryOutSupplies.com, is a producer and wholesaler of custom printed and generic supplies and has served more than 3,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009 when the founders gained first-hand experience within the restaurant industry of the difficulty for restaurant owners to acquire custom printed supplies at a reasonable cost. Many quick service restaurants wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost prohibitive. With that in mind, carry out supplies was founded to provide products to this underserved section of the market. Since that time, the company has become a key supplier to many popular U.S. franchises, particularly in the frozen dessert segments. The company estimates it holds approximately 40% market share of generic and printed products within the take out frozen yogurt and ice cream industries.

Sriracha Seasoning Stix and Seasoning Stix

During September of 2016, Sugarmade became a party to a license with HUY FONG FOODS, INC. (“HFFI”), the maker of Sriracha Hot Chili Sauce and has an agreement with HFFI to use its licensed marks for the limited products and purposes permitted by the license. In September of 2017, the agreement was renewed. Based on the agreement and a separate license agreement signed during 2015 with Seasoning Stix International, LLC, the Company has introduced a new culinary seasoning product named Sriracha Seasoning Stix. Sriracha Seasoning Stix are encapsulated Huy Fong Sriracha Sauce and other seasonings in the form of a stick, which are inserted into meat, fish and poultry prior to cooking.  Sugarmade also markets various blends of Seasoning Stix, a product that does not contain Sriracha, via the same agreement with Seasoning Stix International, LLC.

The manufacturing process for Seasoning Stix utilizes a sophisticated, patented process the combines seasonings and spices into a hard solid shape that can then be inserted directly into meat, fish, poultry and vegetables prior to cooking. Seasoning Stix are a hard solid at room temperature, but as heat is applied the sticks begin to liquefy allowing the meat fibers to act like a sponge absorbing the seasonings and flavors that had previously been encapsulated in the stick.

The Company contracts with Seasoning Stix International, LLC for the manufacturer of both Sriracha Seasoning Stix and for the Seasoning Stix blends and markets these on www.SrirachaStix.com, in addition to other e-commerce sites and various other websites operated by affiliate marketers. The Company is actively seeking to expand the e-commerce venues where these products can be offered, a process that is well underway.

Sugarmade Tree-Free Paper

We have also been a distributor of paper made from 100% reclaimed sugarcane fiber, enhanced with bamboo. Management of the Company is in the process of ceasing operations for this business line as it has been determined it is no longer a profitable venture for the Company. The Company will continue to market is remaining stock of Sugarmade paper until inventories are exhausted.

Employees and Consultants

As of June 30, 2017, the Company had approximately 30 full-time or part-time employees and consultants.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the “SEC”). The public may obtain information by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. For quarterly and annual reports, only those reports that were required to be filed through June 30, 2017 are available as of the date of this report.

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

The Company, as of the end of the 2017 fiscal year (June) was at a stage where it required external capital to continue with its business. It must obtain additional significant capital in the future to continue its operations. There can be no certainty that the Company can obtain these funds.

Item 2.	Properties

As of the date of this filing, we do not hold title to any real estate property. All of our properties are leased or sub-leased. We do not have any mortgages, liens or encumbrances against any such properties.

Our corporate headquarters and primary distribution center is located in a leased facility at 167 N. Sunset Ave. City of Industry, CA. 91744, and consists of approximately 18,000 square feet warehouse and distribution space. The current lease expired on March 31, 2018. We also sub-lease an office facility adjacent to our quarter, at 169 N. Sunset Ave. City of Industry, CA. 91744 and consist of approximately 1,800 square feet of office space. The term of the lease currently is month to month.

On Feb 23, 2018 the Company entered into lease agreement for a new office space as part of the plan to expand operation, the lease is set to commence Commencing March 1, 2018. This location will be replacing our existing Head Quarter located in City of Industry.

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

On February 21, 2017, the Company signed a settlement agreement with the plaintiffs. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of the two notes outstanding within one (1) week. The parties had estimated the value of the notes at approximately $80,000. The Company agreed to pay the plaintiff $97,000 within one hundred and twenty (120) days of the settlement with the remaining balance of $50,000 due within one hundred and eighty (180) days of the settlement. Upon receipt of all payments, plaintiffs will surrender for cancellation 230,000 of the Company’s shares within ten (10) days. The parties agreed that all claims against the Company would be satisfied through such payments and that the matter would be fully resolved. As of June 30, 2017, third-parties had purchased two (2) notes of approximately $80,000, reducing the Company’s exposure by $80,000. As of the date of this filing the balance for accrued legal settlement for Hannan vs Sugarmade has been reduced to $227,000.

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

For the year ended June 30, 2016	High	Low
Fourth Quarter	$0.10	$0.03
Third Quarter	$0.10	$0.04
Second Quarter	$0.13	$0.04
First Quarter	$0.15	$0.02

For the year ended June 30, 2017	High	Low
Fourth Quarter	$0.10	$0.05
Third Quarter	$0.16	$0.05
Second Quarter	$0.31	$0.05
First Quarter	$0.13	$0.02

As of the previous trading close of the date of this filing, March 16, 2018, the shares traded at $0.185 with a total of 149,912 shares traded.

Holders of Record

As of June 30, 2017, we had 229,166,372 shares of our common stock issued and outstanding held by approximately 235 shareholders of record. As of March 19, 2018, we have approximately 247,395,774 shares of our common stock issued and outstanding held by approximately 231 shareholders of record.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the Securities and Exchange Commission (the “SEC”). We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K. See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our previous operating subsidiary, Sugarmade, Inc., a California corporation (“Sugarmade-CA”). Our Company purchased Sugarmade-CA, which was in the business to import, sell and distribute sustainable and environmentally friendly non-tree-based paper products. On May 9, 2011, our Company formerly known as Simple Earth, Inc. acquired all of the common stock of Sugarmade-CA. As of the date of this filing, we have discontinued the operations of Sugarmade-CA. Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

The following table sets forth the results of our operations for the years ended June 30, 2017 and 2016. Certain columns may not add due to rounding.

	For the years ended
	June 30
	2017	2016

Revenues, net	4,100,560	4,348,256
Cost of goods sold:	2,832,798	2,889,754
Gross margin	1,267,762	1,458,502
Operating Expense	3,986,314	3,451,862
Loss from operations	(2,718,552)	(1,993,360)
Non-operating income (expense):	(1,995,145)	(464,810)
Net Income (Loss)	(4,713,697)	(2,458,170)

Revenues

For the years ended June 30, 2017 and 2016, revenues were $4,100,560 and $4,348,256 respectively. The decrease was primarily due to the frozen yogurt sector slow down along with continued consolidations of participants in this market sector.

Cost of goods sold

For the years ended June 30, 2017 and 2016, cost of goods sold were $2,832,798 and $2,889,754 respectively. The decrease was primarily due to the frozen yogurt sector slowing down along with continued consolidations of market sector, which caused revenue to fall and thus lower the cost of goods sold correspondently.

Gross Profit

For the years ended June 30, 2017 and 2016, gross profit was $1,267,762 and $1,458,502, respectively. The decrease was primarily due to the decrease of revenue. The gross profit margin was 30.9% and 33.5%, respectively, for the years ended June 30, 2017 and 2016.

Selling, general and administrative, expenses

For the years ended June 30, 2017 and 2016, selling, general and administrative expenses were $3,986,314 and $3,451,862 respectively. The increases were attributable to higher stock compensation expense for consulting expense as the company engaged certain industry experts to help the company expanding its markets and product lines, as well as increased legal settlement of $147,000 for the year ended June 30, 2017.

Non-operating income expenses

The Company had total non-operating expense of $1,995,145 and $464,810 for the years ended June 30, 2017 and 2016, respectively. The increase is primarily due to increased interest expense of $352,300 for the year ended June 30, 2017 compared with $18,789 interest expense for the year ended June 30, 2016, and increased loss on change in fair value of derivative liabilities of $437,000 for the year ended June 20, 2017 compared with $397,000 for the year ended June 30, 2016, and realized loss on notes converted of $1,172,000 for the year ended June 30, 2017.

Net loss

Net loss totaled $4,713,697 for the year ended June 30, 2017, compared to a net loss of $2,458,170 for the year ended June 30, 2016. The 92% increase in net loss was primarily a result of increased interest expense and realized loss on notes converted.

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

On February 21, 2017, the Company signed a settlement agreement with the plaintiff in the matter of Hannan vs Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs’ $227,000 to settle all claims against the Company, which included the payoff of the two notes outstanding within one (1) week. The parties had estimated the value of the notes at approximately $80,000. The Company agreed to pay the plaintiff $97,000 within one hundred and twenty (120) days of the settlement with the remaining balance of $50,000 due within one hundred and eighty (180) days of the settlement. Upon receipt of all payments, plaintiffs will surrender for cancellation 230,000 of the Company’s shares within ten (10) days. The parties agreed that all claims against the Company would be satisfied through such payments and that the matter would be fully resolved. As of June 30, 2017, third-parties had purchased two (2) notes of approximately $80,000, reducing the Company’s exposure by $80,000. As of the date of this filing the balance for accrued legal settlement for Hannan vs Sugarmade has been reduced to $227,000.

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

Related Party Transactions

From time to time, SWC would receive short-term loans from LMK Capital, LLC (“LMK”) for its working capital needs. As of June 30, 2017, the Company’s outstanding balance to LMK is $34,107. In addition, SWC has accounts payable of $23,086 to LMK at June 30, 2017.

On December 1, 2016, SGMD received a loan from an employee for $12,500 with an interest charge of $12,500. This amount was recorded as interest owed to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on December 1, 2017. As of June 30, 2017, the balance is $6,250.

On July 7, 2016, SWC received a loan from the same employee indicated above for $15,000 and during the fiscal year the total advance to the company was $132,425.70. The amount of the loan bore no interest. As of June 30, 2017, the balance of the loan is $34,015.

On November 21, 2016, SGMD received a loan from the Company’s director for $1,260 and during the fiscal year the highest balance owed was $13,960. The amount of the loan bore no interest. As of June 30, 2017, the balance of the loan from Sugarmade is $3,960. In addition, SWC owes this director $9,287 at June 30, 2017.

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

On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $150,820 with maturity date on December 31, 2017; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment. As of June 30, 2017, the outstanding balance under this note was $150,820 with $6,032.8 interest discount to loan payable.

Leverage Ratio

Due to net losses from the previous years, the Company’s insolvency is a result of their stockholder’s deficiency. Total liabilities amounted to $6,246,156 where the company experienced a stockholder’s deficiency total of a negative $5,100,493 resulting in a Debt to Equity ratio of -1.22:1.

Going Concern

The Company sustained continued operating losses during the years ended June 30, 2017 and 2016.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, loans and convertible notes payable. As of June 30, 2017, our Company had a cash balance of $101,880, current assets of $983,665 and total assets of $1,145,663. We had current liability of $6,246,156 and total liabilities of $6,246,156. Stockholders’ equity reflected a deficit of $5,100,493.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2017 and 2016:

Cash (used in) provided by:	2017	2016
Operating activities	$(1,918,210)	$(579,531)
Investing activities	(24,052)	72,973
Financing activities	2,043,231	449,209

Net cash used in operating activities was $1,918,210 for the year ended June 30, 2017, and $579,531 for the year ended June 30, 2016. The increase was attributable to the increased net loss, increased cash outflow on inventory, and decreased cash inflow on unearned revenue and other payables.

Net cash used in investing activities for the year ended June 30, 2017 was $24,052, which was for the purchase of fixed assets; while cash provided by investing activities for the year ended June 30, 2016 was $72,973, mainly from the payment for the loan receivables, but partially offset with fixed assets purchase of $6,077.

Net cash provided by financing activities totaled $2,043,231 for the year ended June 30, 2017. Net cash provided by financing activities totaled $449,209 for the year ended June 30, 2016. The increase in cash inflow in 2017 was mainly due to increased proceeds from convertible notes and loans.

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

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2017. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans do call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment and employees as it is part of the requirement to build the infrastructure needed to support the current growth. At the same time we will continually evaluating the production processes of our third (3rd) party contract manufacturers to determine if there are investments we could make in their processes to achieve manufacturing improvements and significant cost savings. Any such desired investments would require additional cash above our current forecast requirements.

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

Valuation of Long-lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. For the year ended June 30, 2017, our Company had no impairment expense related to our long-lived assets.

Derivative Instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under non-operating income (expense).

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Refer to note 9 for details .

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

Business Strategy

Our business strategy is to use the power of the Internet and e-commerce marketing to brand and market products in order to grow our Company and maximize value for our shareholders. We seek to invest in products and brands with disruptive potential and we have molded our business operations toward this goal.

Below, we explain our business strategy for our major products and markets.

Cannabis and Hydroponic Supplies - Relative to cannabis and hydroponic supplies, we seek to leverage our extensive contract manufacturing, international importation expertise and geographic location within the Los Angeles area in order to increase our sales within this fast growing market sector. At this time, Sugarmade does not engage in any business operations involving the actual cultivation, processing or sale of any cannabis product.   Instead, we seek to act as a supplier to industry participants of this growing and dynamic marketplace.

Our Board of Directors believes the legal cannabis-related supply sector could be highly lucrative for the Company, and thus we plan to pursue a strategy of expanding operations within this area. According to the State of Legal Marijuana Markets Report (4th Edition), published by Arc View Market Research and produced by New Frontier, California is the largest medical marijuana program in the country among states where medical marijuana is currently legal. The California market is fueled by the state's large size, longevity as the first-in-the-nation medical marijuana program, and low barriers to patient access. Even with California's newly passed recreational marijuana law, which will significantly tighten the program with new restrictions; the market is still projected to reach $2.6 billion in sales in 2020. That is nearly double Colorado's $1.5 billion, and over five times the size of the markets in Arizona, Oregon, and Michigan for that year. If legalized in 2016, the medical marijuana markets in Ohio and Pennsylvania will become two of the largest in the country by 2020. According to the data, a handful of states in the western U.S. project to command over 50% of the medical marijuana market by 2020. As more and more states legalize both medical and recreational cannabis, we believe our company can benefit from our Internet and e-commerce marketing activities.

Early in 2017, Sugarmade signed a distribution agreement with privately-held, Plantation, Corp. becoming the exclusive distributor for the BudLife product line for what Sugarmade believes is the single largest cannabis market in the world – the U.S. states of California, Oregon, and Washington.  With the legalization of recreational cannabis occurring in California on January 1, 2018, the Company believes there is a significant market opportunity for this revolutionary and patented product line.  The BudLife product is currently under development and it is expected Plantation, Corp. will release the product to Sugarmade during the first calendar quarter of 2018.  Sugarmade plans to actively market this product line to distributors and retailers throughout the three-state territory.

BudLife utilizes a radical integration of specialized gases and natural agents to create a preservation technology that dramatically extends the useful life of medical marijuana up to six months by actively monitoring the internal container’s environment and automatically adjusting its atmosphere as needed; all without the need for refrigeration. This is a critical capability in the case of marijuana, since unlike fruits and vegetables that thrive in these chilly conditions, refrigeration degrades and undermines the efficacy of the plant’s medical benefits. The technology’s innovative features preserve THC levels, retard terpene degradation and safeguard the other important properties of cannabis, while protecting it from infestation, mold and pathogens to ensure product safety.

Sugarmade is also engaged in the manufacturing and distribution of several other technologies and products that support the legal cultivation and processing of cannabis and other agricultural products.  These include soil containing grow bags used in greenhouses, odor-resistant storage and transport products, lights to enhanced indoor cultivation, and similar products.  Sugarmade also operates the www.caligrownsupplies.com website that offers many of these products to distributors and retailers.

The Company’s business operations in these areas are expanding as cannabis production within the United States increases and as legalization of cannabis progresses.

CarryOutSupplies.com remains our major business unit, but we expect other business initiatives to be the major growth drivers of the business during future periods.  CarryOutSupplies.com, is a producer and wholesaler of custom printed and generic supplies and has served more than 3,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector.  Over the past year, we have redirected out staff toward improving the online presence of this business operation.  As a result of these efforts, our web presence has grown significantly with major improvements to our website traffic.  We attribute these Internet gains to being able to maintain a relatively stable business operation for this unit even though competition has increased.  Over the coming year, we will continue to expand our web presence while we introduce new products to the CarryOutSupplies portfolio.

Sriracha Seasoning Stix and Seasoning Stix –  Pursuant to our goals to invest corporate funds and resources into brands and products with disruptive potential, we have implemented a major corporate program to enter the culinary seasonings and spices market. Multiple industry analysts note that the seasonings and spices market continues to grow at a rate in excess of average industrialized country gross domestic product. Many consultants believe the global seasonings and spices market will reach $16 billion in value by the year 2020, representing a compound annual growth rate in excess of 4% annually. Our Board of Directors has worked with our management team in order to determine that our Company has the resources in order to enter this market and to actively participate it its growth.

During September of 2016, Sugarmade became a party to a license with HUY FONG FOODS, INC. (“HFFI”), the maker of Sriracha Hot Chili Sauce and has an agreement with HFFI to utilize its licensed marks for the limited products and purposes permitted by the license.  In September of 2017, the agreement was renewed.  Based on the agreement and a separate license agreement signed during 2015 with Seasoning Stix International, LLC, the Company has introduced a new culinary seasoning product named Sriracha Seasoning Stix.  Sriracha Seasoning Stix are encapsulated Huy Fong Sriracha Sauce and other seasonings in the form of a stick, which are inserted into meat, fish and poultry prior to cooking.  Sugarmade also markets various blends of Seasoning Stix, a product that does not contain Sriracha, via the same agreement with Seasoning Stix International, LLC.

The manufacturing process for Seasoning Stix utilizes a sophisticated, patented process the combines seasonings and spices into a hard solid shape that can then be inserted directly into meat, fish, poultry and vegetables prior to cooking.  Seasoning Stix are a hard solid at room temperature, but as heat is applied the sticks begin to liquefy allowing the meat fibers to act like a sponge absorbing the seasonings and flavors that had previously been encapsulated in the stick.

Our management team believes the patent protection for the entire Seasoning Stix line will effectively block out competitors. Thus, we believe this could be a lucrative strategic direction for the Company.

The Company contracts with Seasoning Stix International, LLC for the manufacturer of both Sriracha Seasoning Stix and for the Seasoning Stix blends and markets these on www.SrirachaStix.com, in addition to other e-commerce sites and various other websites operated by affiliate marketers.  The Company is actively seeking to expand the e-commerce venues where these products can be offered, a process that is well underway.

During the second half of calendar 2017, our Company began marketing Sriracha Seasoning Stix with strong results being achieved. The company plans to expand its marketing efforts for this product line and to introduce new culinary blends over the coming year.

Tree-Free Paper - Over the past few months, the Company’s Board of Directors and its management team have made the strategic decision to exit the tree-free paper business market. This action has been taken due to the high costs of procuring products within the Asian market and lackluster demand from consumers. Thus, the Company has determined that continuing this business operation would be detrimental to overall shareholder value.   Over the coming months, the management team will be continuing to wind down operations relative to the marketing of tree-free paper.

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

Item 7. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Sugarmade, Inc.

We have audited the accompanying consolidated balance sheet of Sugarmade, Inc. (the "Company”) as of June 30, 2016 and the related consolidated statement of operations, changes in stockholders’ deficiency and cash flows for the year ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016, and the results of its operations, changes in stockholders’ deficiency and its cash flows for the year ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Anton & Chia, LLP

Newport Beach, California

November 3, 2016

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sugarmade, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sugarmade, Inc. (the "Company") as of June 30, 2017, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

March 19, 2018

Sugarmade, Inc. and Subsidiary

Consolidated Balance Sheets

	As of June 30,
	2017	2016
Assets
Current assets:
Cash	$101,880	$911
Accounts receivable, net	113,218	117,866
Inventory, net	568,229	468,262
Loan receivables	10,000	20,000
Other current assets	190,338	84,504

Total current assets	$983,665	$691,543

Equipment, net	61,792	78,453
Intangible Assets	73,125	—
Other assets	27,081	23,281

Total assets	$1,145,663	$793,277

Liabilities and Stockholders' Deficiency

Current liabilities:
Checks issued in excess of cash	$—	$28,377
Note payable due to bank	25,982	25,983
Accounts payable and accrued liabilities	1,503,920	1,481,961
Accounts payable - related party	23,086	—
Customer deposits	232,591	248,299
Unearned revenue	63,304	93,522
Other payables	223,482	296,259
Accrued interest	116,236	272,708
Accrued compensation and personnel related payables	11,403	11,403
Notes payable - related parties	70,666	85,666
Loans payable	192,801	108,620
Loans payable - related parties	228,412	318,960
Convertible notes payable, net	1,502,023	394,167
Derivative liabilities	1,134,000	697,000
Warrants liabilities	25,250	4,000
Shares to be issued	893,000	—

Total Current Liabilities	6,246,156	4,066,924

Total Liabilities	$6,246,156	$4,066,924
Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 226,734,372 and 178,685,388 shares issued and outstanding at June 30, 2017 and 2016	226,735	178,686
Additional paid-in capital	20,768,185	17,151,379
Shares to be issued, preferred shares	2,000,000	2,000,000
Shares to be issued, common shares	467,996	1,246,000
Accumulated deficit	(28,563,409)	(23,849,712)

Total stockholders' deficiency	(5,100,493)	(3,273,647)

Total liabilities and stockholders' deficiency	$1,145,663	$793,277

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended June 30,
	2017	2016

Revenues, net	$4,100,560	$4,348,256

Cost of goods sold	2,832,798	2,889,754

Gross profit	1,267,762	1,458,502

Selling, general and administrative expenses	3,986,314	3,451,862

Loss from operations	(2,718,552)	(1,993,360)

Non-operating income (expense):
Interest expense	(352,300)	(18,789)
Warrant Expense	(25,250)	—
Change in fair value of derivative liabilities	(437,000)	(397,000)
Realized loss on notes converted	(1,172,000)	—
Loss on extinguishment of debt	—	(55,498)
Commission	—	3,395
Other income	(8,595)	3,082

Total non-operating income (expense)	(1,995,145)	(464,810)

Net loss	$(4,713,697)	$(2,458,170)

Basic net income (loss) per share	$(0.02)	$(0.01)
Diluted net income (loss) per share	$(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding *	202,675,344	172,845,853

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,713,697)	$(2,458,170)
Adjustments to reconcile net loss to cash flows from operating activities:
Bad debt expense	(45,990)	44,488
Inventory impairment loss	70,332	—
Loss on extinguishment of liability	—	55,498
Warrant expense	25,250	—
Change in fair value of derivative liability	(437,000)	397,000
Realized loss on notes converted	1,172,000	—
Stock compensation expense	1,257,261	1,246,000
Depreciation and amortization	42,587	48,587
Changes in operating assets and liabilities
Accounts receivable	95,638	(76,394)
Inventory	(170,300)	149,296
Other assets	(61,120)	23,827
Checks issued in excess of cash	(28,377)	(36,866)
Accounts payable and accrued liabilities	123,560	(595,605)
Customer deposits	(15,708)	5,212
Unearned revenue	(30,218)	93,522
Accrued interest and other payables	(76,428)	524,074

Net cash used in operating activities	(1,918,210)	(579,531)

Cash flows from investing activities:
Loan receivables	—	79,050
Payment for acquisition of property and equipment	(24,052)	(6,077)

Net cash (used in) provided by investing activities	(24,052)	72,973

Cash flows from financing activities:
Proceeds from issuance of common stock	125,000	230,000
Proceeds from shares to be issued	125,000	—
Proceeds from (repayments of) loan	(566,453)	(93,457)
Proceeds from loans	795,420	—
Advance from related parties	1,445,301	—
Repayment to related parties	(1,650,560)	—
Payments for note payable	—	(187,334)
Proceeds from convertible notes	1,769,523
Proceeds from EB-5 investment	—	500,000

Net cash provided by financing activities	2,043,231	449,209

Net increase (decrease) in cash	100,969	(57,349)

Cash, beginning of year	911	58,260

Cash, end of year	$101,880	$911
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$144,200	$—
Income taxes	$25,212	$—
Supplemental disclosure of non-cash financing activities:
Debts settled through shares issuance	$620,965	$35,206

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2017 and 2016

	Common stock		Additional paid-in	Shares to be issued, preferred	Shares to be issued, common	Accumulated
	Shares	Amount	capital	shares	shares	deficit	Total
Balance at June 30, 2015	157,745,198	157,746	16,389,946	1,500,000	461,668	(21,391,542)	(2,882,182)
Shares issued for debts settlement	697,730	698	90,007	—	—	—	90,705
Shares issued for equity financing	9,750,000	9,750	220,250	—	—	—	230,000
Shares issued for compensation	10,492,460	10,492	451,176	—	—	—	461,668
Shares to be issued	—	—	—	500,000	784,332	—	1,284,332
Net loss	—	—	—	—	—	(2,458,170)	(2,458,170)
Balance at June 30, 2016	178,685,388	178,686	17,151,379	2,000,000	1,246,000	(23,849,712)	(3,273,647)

Shares issued for debts settlement	25,441,007	25,441	1,767,524	—	251,996	—	2,044,961
Shares issued for equity financing	2,403,846	2,404	122,596	—	125,000	—	250,000
Shares issued for compensation	29,207,131	29,207	1,713,683	—	(1,230,000)	—	512,890
Shares issued for intangible asset	—	—	—	—	75,000	—	75,000
Warrants expired	—	—	4,000	—	—	—	4,000
Shares cancelled	(9,003,000)	(9,003)	9,003	—	—	—	—
Net loss	—	—	—	—	—	(4,713,697)	(4,713,697)
Balance at June 30, 2017	226,734,372	$226,735	$20,768,185	$2,000,000	$467,996	$(28,563,409)	$(5,100,493)

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

Our Board of Directors believes the legal cannabis-related supply sector could be highly lucrative for the Company, and thus we plan to pursue a strategy of expanding operations within this area.  According to the State of Legal Marijuana Markets Report (4th Edition), published by Arc View Market Research and produced by New Frontier, California is the largest medical marijuana program in the country among states where medical marijuana is currently legal. The California market is fueled by the state's large size, longevity as the first-in-the-nation medical marijuana program, and low barriers to patient access. Even with California's newly passed recreational marijuana law, which will significantly tighten the program with new restrictions; the market is still projected to reach $2.6 billion in sales in 2020. That is nearly double Colorado's $1.5 billion, and over five times the size of the markets in Arizona, Oregon, and Michigan for that year. If legalized in 2016, the medical marijuana markets in Ohio and Pennsylvania will become two of the largest in the country by 2020. According to the data, a handful of states in the western U.S. project to command over 50% of the medical marijuana market by 2020. As more and more states legalize both medical and recreational cannabis, we believe our company can benefit from our Internet and e-commerce marketing activities.

As of the date of this filing, our main business operation, CarryOutSuppies.com, is a producer and wholesaler of custom printed and generic supplies servicing more than 3,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009 when the founders gained first-hand experience within the restaurant industry of the difficulty for restaurant owners to acquire custom printed supplies at a reasonable cost. Many quick service restaurants wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost prohibitive. With that in mind, carry out supplies was founded to provide products to this underserved section of the market. Since that time, the company has become a key supplier to many popular U.S. franchises, particularly in the frozen dessert segments. The company estimates it holds approximately 40% market share of generic and printed products within the take out frozen yogurt and ice cream industries. We also hold a product supply and licensing agreement FreeHand® ThumbTray™ for the western part of the United States.

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

During September of 2016, the Company completed negotiations for and signed a license agreement with HUY FONG FOODS, INC. (“HFFI”), the maker of Sriracha Hot Chili Sauce. Under the terms of the agreement, the Company is granted license to use the licensed marks of HFFI on and for products the Company is currently in process of designing and testing. Based on this agreement and a separate license agreement signed during 2015 with Seasoning Stix International, LLC, the Company plans to introduce a new culinary seasoning product named Sriracha Seasoning Stix. Sriracha Seasoning Stix are encapsulated Huy Fong Sriracha Sauce and other seasonings in the form of a stick, which are inserted into meat, fish and poultry prior to cooking.  Sriracha Seasoning Stix are a hard solid at room temperature, but as heat is applied the sticks begin to liquefy allowing the meat fibers to act like a sponge absorbing the seasonings and flavors that had previously been encapsulated in the stick. The Company launched its SrirachaStix.com web platform using Shopify on October 1, 2017, and aggressive marketing tactic has been implemented via a nationwide advertising and social media campaign.  As of the date of this filing, this newly built website had already generated over $150,000 in online revenue.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management is endeavoring to increase revenue-generating operations. While priority is on generating cash from operations through the sale of the Company’s products, management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity and/or debt securities, which may not be available on commercially reasonable terms to our Company, or which may not be available at all. If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and our operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us and/or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of our common stock.

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

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 605, Revenue Recognition. Revenue is recognized when an arrangement and a determinable fee occur, and when collection is considered to be probable and products are delivered, or title has been transferred. This generally occurs upon shipment of the merchandise, which is when legal transfer of title occurs. In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met. We currently have a consignment arrangement with two of our customers. We record revenue on consignment goods when the consigned goods are sold by the consignee and all other above mentioned revenue recognition criteria have been satisfied. Cash deposits received in connection with the sales of our products prior to their being delivered or acceptance if applicable is recorded as deferred revenue.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net allowances of $113,218 as of June 30, 2017 and of $117,866 as of June 30, 2016.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of June 30, 2017 and June 30, 2016, the balance for the inventory totaled $568,229 and $468,262, respectively. $70,332 were reserved for obsolescent inventory for the year ended June 30, 2017, and $72,974 were reserved for obsolescent inventory for the year ended June 30, 2016.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

Based on its review, the Company believes that, as of June 30, 2017, there was no significant impairment of its long-lived assets.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have not taken any uncertain positions that would necessitate recording of tax related liability as of June 30, 2017 and 2016.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

June 30, 2017
Annual dividend yield	—
Expected life (years)	0.74
Risk-free interest rate	1.68%
Expected volatility	161%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2017
	June 30,	Using Fair Value Hierarchy
	2017	Level 1	Level 2	Level 3

Liabilities
Derivative liabilities	$1,134,000	$—	$1,134,000	$—
Total	$1,134,000	$—	$1,134,000	$—

June 30, 2016
Annual dividend yield	—
Expected life (years)	0.99
Risk-free interest rate	0.27%
Expected volatility	377%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2016
	June 30,	Using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$697,000	$—	$697,000	$—
Total	$697,000	$—	$697,000	$—

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under non-operating income (expense).

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

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. The Company adopted this new guidance on January 1, 2017 and this standard does not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Prior period reclassification

Certain prior period balance sheet accounts have been reclassified in conformity with current period presentation including reclassification of $4,000 from derivative liability to warrant liability. The reclassification had no effect to the company’s consolidated statement of operations, statement of cash flow or statement of shareholder’s equity.

3. Concentration

Customers

For the year ended June 30, 2017, our Company earned net revenues of $4,100,560. The company does not have any concentration of revenue with any customer that represent over 10% of overall revenue. The highest revenue from (2) customers accounted for 8.37% and 5.75% respectively, as percentage of overall revenue for the year ended June 30, 2017.

For the year ended June 30, 2016, our Company earned net revenues of $4,348,256. The vast majority of these revenues for the periods were derived from a large number of customers, with no customers accounted for over 10% of the Company’s total revenues in either period.

Suppliers

For the year ended June 30, 2017, we purchased products for sale by the company's subsidiaries from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company's inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 36.71% and 39.03% of the Company's total inventory purchase for the year ended June 30, 2017 respectively.

For the year ended June 30, 2016, two (2) suppliers accounted for 36.71% and 39.03% of the Company's total inventory purchase, respectively.

4. Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of June 30, 2017, there were no legal claims pending or threatened against the Company; the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

On February 4, 2014, the Company filed suit in Contra Costa County, California, alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Stephen Pinto is the Company’s former Chairman of the board of directors. The Company plans to actively pursue this case. During November of 2014, the Company received notice that a cross complaint had been filed against the Company. The complaint alleges the parties were induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit. The Company plans to vigorously defend against such claims. No changes have occurred as of the filing date of this report. As of June 30, 2017, this matter is still pending.

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

On February 21, 2017, the Company signed a settlement agreement with the plaintiff in the matter of Hannan vs Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs’ $227,000 to settle all claims against the Company, which included the payoff of the two notes outstanding within one (1) week. The parties had estimated the value of the notes at approximately $80,000. The Company agreed to pay the plaintiff $97,000 within one hundred and twenty (120) days of the settlement with the remaining balance of $50,000 due within one hundred and eighty (180) days of the settlement. Upon receipt of all payments, plaintiffs will surrender for cancellation 230,000 of the Company’s shares within ten (10) days. The parties agreed that all claims against the Company would be satisfied through such payments and that the matter would be fully resolved. As of June 30, 2017, third-parties had purchased two (2) notes of approximately $80,000, reducing the Company’s exposure by $80,000. As of the date of this filing the balance for accrued legal settlement for Hannan vs Sugarmade has been reduced to $227,000.

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

5. Other Current Assets

As of June 30, 2017 and 2016, other current assets consisted of the following:

	For the years ended June 30,
	2017	2016
Prepaid deposit	$57,500	$45,000
Prepaid inventory	84,065	8,000
Employees advance	30,078	30,573
Prepaid expenses	4,894	—
Others	13,801	931
Total	$190,338	$84,504

6. Intangible Asset

On April 1, 2017, the Company entered into a distribution and intellectual property assignment agreement with Wagner Bartosch, Inc. (“Wagner”) for use of their Divider™ used in frozen desserts and other related uses. In lieu of cash payment under the agreement, the Company was obliged to issue common shares of the Company valued at $75,000 for acquiring the use right of the distribution and intellectual property. The Company amortized this use right as intangible asset over ten years, and recorded $1,875 amortization expense for the year ended June 30, 2017.

7. Convertible Notes

As of June 30, 2017 and 2016, the balance owing on convertible notes with term as describe below was $1,502,023 and $394,167, respectively.

Convertible notes issued during the year ended June 30, 2017 were as follows:

On October 18, 2016, the Company entered into a convertible promissory note with an accredited investor for $84,750. The note has a term of twelve (12) months with an interest rate of 10% and is convertible to common shares at a 50% discount.  $43,297 of the note along with accrued interest of $4,365 was settled through issuance of 1,550,000 shares on May 22, 2017, $41,452.71 of the note was repaid by cash on May 25, 2017.

On November 4, 2016, the Company entered into a convertible promissory note with an accredited investor for $84,750. The note has a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 50% discount.   This note along with accrued interest of $30,768 was settled through issuance of 3,300,507 shares on May 23, 2017.

On November 16, 2016, the Company entered into a convertible promissory note with an accredited investor for $110,000. The note has a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount.  $80,478 of this note (including interest of $3,157) was settled in June 2017 through the issuance of 2,561,276 shares.

On December 19, 2016, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount.

On December 20, 2016, the Company entered into a convertible promissory note with an accredited investor for $38,000. The note has a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount.   This note along with accrued interest of $19,286 was repaid by cash through a direct repayment from the proceeds from a new lender of a new note entered in June 2017.

On December 23, 2016, the Company entered into a convertible promissory note with an accredited investor for $55,000. The note has a term of nine (9) months with an interest rate of 8% and is convertible to common shares at a 42% discount.   This note along with accrued interest of $21,251 was repaid by cash through a direct repayment from the proceeds from a new lender of a new note entered in June 2017.

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

On May 17, 2017, the Company entered a convertible promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of fundings. The note is due 12 months after each funding date and bear an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with exercise price of $0.15 per share and have cashless exercise option. The Company received $460,000 (net with OID of $45,000) from this note during the year ended June 30, 2017. The fair value of the warrants were $40,400 at grant date. As of June 30, 2017, the Company had outstanding convertible note payable to this investor for $460,000 (net with OID of $45,000), the fair value of the warrant liability was $25,250.

During the year ended June 30, 2017, the Company received net cash proceeds of $1,769,523 from issuance of convertible notes.

As of June 30, 2017, the Company’s convertible notes consisted of following:

		As of June 30, 2017

Note Type and Investor	Due Date	Balance	Discount	Carrying Value
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	100,000	—	100,000
Convertible Note	6/19/2017	20,000	—	20,000
Convertible Note	7/17/2017	25,000	—	25,000
Convertible Note	7/17/2017	20,000	—	20,000
Convertible Note	1/24/2018	43,000	—	43,000
Convertible Note	8/8/2017	50,000	—	50,000
Convertible Note	7/20/2017	80,000	—	80,000
Convertible Note	8/24/2017	66,023	—	66,023
Convertible Note	8/9/2017	50,000	—	50,000
Convertible Note	8/31/2017	75,000	—	75,000
Convertible Note	12/1/2017	100,000	—	100,000
Convertible Note	9/23/2017	70,000	—	70,000
Convertible Note	11/20/2017	63,000	—	63,000
Convertible Note	8/16/2017	30,000	—	30,000
Convertible Note	9/30/2017	200,000	—	200,000
Convertible Note	5/11/2018	340,000	30,000	310,000
Convertible Note	6/11/2018	165,000	15,000	150,000
Total Convertible Promissory Notes		$1,547,023	45,000	$1,502,023

As of June 30, 2016, the Company’s convertible notes consisted of following:

		As of June 30, 2016

Note Type and Investor	Due Date	Balance	Discount	Carrying Value

Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	40,000	—	40,000
Convertible Note	7/1/2016	50,000	—	50,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	25,000	—	25,000
Convertible Note	7/1/2016	100,000	—	100,000
Convertible Note	7/1/2016	20,834	—	20,834
Convertible Note	7/1/2016	8,333	—	8,333

Total Convertible Promissory Notes		$394,167		$394,167

8. Debt settlements

During the year ended June 30, 2017, the following debts were converted into 25,441,007 of the Company’s common shares:

On October 3, 2016, $8,334 principal with $4,181 accrued interest were converted into 439,086 shares.

On October 3, 2016, $20,833 principal with $9,515 accrued interest were converted into 1,064,841 shares.

On November 3, 2016, $50,000 principal with $24,955 accrued interest were converted into 982,620 shares.

On February 8, 2017, $25,000 principal with $15,225 accrued interest were converted into 8,045,000 shares.

On May 1, 2017, $25,000 principal with $15,295 accrued interest were converted into 1,343,167 shares.

On March 30, 2017, $25,000 principal with $12,482 accrued interest were converted into 1,070,943 shares.

On March 30, 2017, $40,000 principal with $20,668 accrued interest were converted into 1,733,400 shares.

On April 4, 2017, $25,000 principal with $15,505 accrued interest were converted into 1,350,167 shares.

On May 5, 2017, $25,000 principal with $15,314 accrued interest were converted into 2,000,000 shares.

On June 26, 2017, $115,518 principal and interest were converted into 3,300,507 shares.

On May 30, 2017, $43,297 principal with accrued interest of $4,365 was converted into 1,550,000 shares.

On May 31, 2017, $25,000 principal and interest were converted into 727,272 shares.

On June 7, 2017, $25,000 principal and interest were converted into 826,446 shares.

On June 15, 2017, $30,478 principal and interest were converted into 1,007,558 shares.

During the year ended June 30, 2016, $25,000 convertible notes with $10,207 accrued interest were converted into 697,730 shares.

9. Derivative liabilities

The derivative liability was valued using the weighted-average Black-Scholes- Merton option pricing model using the assumptions detailed below. As June 30, 2017 and 2016, the derivative liability was $1,134,000 and $697,000, respectively. For the years ended June 30, 2017 and 2016, the Company recorded $437,000 and $397,000 loss from changes in derivative liability, respectively. The Black-Scholes model with the following assumption inputs:

Convertible Notes:

June 30, 2017
Annual dividend yield	—
Expected life (years)	0.47
Risk-free interest rate	1.08%
Expected volatility	103%

Convertible Notes:

June 30, 2016
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

10. Stock warrants

In connection with the issuance of the promissory notes in 2012, the investors in the aggregate received two-year warrants to purchase up to a total of 50,000 shares of common stock at an exercise price of $0.50 per share, and two-year warrants purchasing up to a total of 81,250 shares of common stock at an exercise price of $0.01 per share. For purposes of accounting for the detachable warrants issued in connection with the convertible notes, the fair value of the warrants was estimated using the Black-Scholes-Merton option pricing formula. The value of all warrants granted at the date of issuance totaled $508,413 and was recorded as a discount to the notes payable. The amount was amortized over the nine (9) month term of the respective convertible note as additional interest expense.

On various dates during June 2014 and December 2014 the Company and holders of certain convertible notes agreed to cancel warrants to purchase common shares in the Company and to extend the due dates on the Notes to July 1, 2016. $0.50 warrants and “Bonus Warrants” priced at $0.01, as defined in the original Convertible Note Purchase Agreements we cancelled pertaining to the Note and warrants acquired on the following dates for the following Convertible Notes and amounts. These warrants were expired on July 1, 2016.

On May 17, 2017, the Company entered a promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with an exercise price of $0.15 per share and have cashless exercise option. The fair value of the warrants at the grant date was $40,400. As of June 30, 2017 and 2016, the fair value of the warrant liability was $25,250 and $4,000, respectively. The Black-Scholes model with the following assumption inputs:

Warrants issued in May 2017:	June 30, 2017
Annual dividend yield	—
Expected life (years)	3.86
Risk-free interest rate	1.89%
Expected volatility	440%

Warrants issued in 2012 with extension to July 1, 2016	June 30, 2016
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

Below is the movement of warrants for the years ending June 30, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2015	131,250	$0.20
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2016	131,250	0.20
Expired	131,250	0.20
Granted	505,000	$0.15	4
Outstanding at June 30, 2017	505,000	$0.15	3.86

11. Note payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of June 30, 2017 and 2016, the loan principal balance was $25,982.

Notes payable due to related parties

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of June 30, 2017 and 2016, this note had a balance of $18,000 and $23,000, respectively.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, who owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six (6) months. However, this note was now payable upon demand per the oral agreement with the lender. As of June 30, 2017 and 2016, this note had a balance of $20,000.

On January 13, 2014, the Company entered into a promissory note with an employee (an employee of the Company, who owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of twenty-four (24) months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of June 30, 2017 and 2016, this note had a balance of $12,666.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of June 30, 2017 and 2016, this note had a balance of $20,000 and $30,000, respectively.

As of June 30, 2017, the Company has an outstanding balance of notes payable due to related parties of $70,666. During the year ended June 30, 2017, the Company repaid $15,000 cash for notes payable due to related parties.

12. Shares issued for services

Fiscal Year Ended June 30, 2017

On December 1, 2016, the Company agreed to issue 3,000,000 shares to a consultant for consulting service with service term from December 1, 2016 to March 31, 2017, these shares were vesting immediately, the fair value of 3,000,000 shares were $240,000 at grant date, and was recorded as stock compensation expense during the year ended June 30, 2017.

On December 1, 2016, the Company entered a service contract with a company for 5,000,000 shares, vesting immediately, the fair value of 5,000,000 shares were $400,000 at grant date, and was recorded as stock compensation expense during the year ended June 30, 2017.

Effective January 1, 2017, the Company agreed to issue 300,000 shares to a consultant for the services he provided, the fair value of 300,000 shares were $18,000 at grant date, and was recorded as stock compensation expense during the year ended June 30, 2017.

On May 2, 2017, the Company issued 415,625 shares to a consultant for the services he provided, the fair value of 415,625 shares were $37,406, and was recorded as stock compensation expense during the year ended June 30, 2017.

On May 5, 2017, the Company issued 127,550 shares to three consultants for the services they provided, the fair value of 127,550 shares were $11,480, and was recorded as stock compensation expense during the year ended June 30, 2017.

Effective February 1, 2017, the Company entered into an agreement with PDCG, LLC (“PDCG”) to provide strategic marketing consulting services for a period from February 1, 2017 to April 30, 2017. PDCG has agreed to accept in lieu of cash, total of 750,000 of the Company’s common shares with title of these shares to be transferred to PDCG at effective date. The fair value of 750,000 shares were $52,500, and was recorded as stock compensation expense during the year ended June 30, 2017.

On June 13, 2017, the Company prepaid 2,858,400 shares to certain consultants and employees. The fair value of 2,858,400 shares was $171,504; during the year ended June 30, 2017, the Company expensed $22,875 as stock compensation expense. As of June 30, 2017, the Company had $148,629 as the prepaid expense.

On June 30, 2017, the Company agreed to issue 9,500,000 shares to certain employees as year-end bonus, the fair value of 9,500,000 shares were $475,000, and was recorded as stock compensation expense during the year ended June 30, 2017.

Fiscal Year Ended June 30, 2016

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

13. Common shares issued for equity financing

Fiscal Year Ended June 30, 2017

On September 26, 2016, the Company sold 250,000 shares to a company at $0.05 per share for $12,500.

On September 28, 2016, the Company sold 250,000 shares to an individual at $0.05 per share for $12,500. This individual is the Company’s employee.

On October 11, 2016, the Company sold 2,000,000 shares of restricted common stock at $0.05 per share to an accredited investors for $100,000.

On March 31, 2017, the Company sold 1,923,077 shares to an individual at $0.052 per share for $100,000.

On May 8, 2017, the Company sold 480,769 shares to an individual at $0.052 per share for $25,000.

Fiscal Year Ended June 30, 2016

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

14. Related party transactions

Shares issued to related parties

On June 30, 2017, the Company granted 5,000,000 shares to the Company’s CEO and Chairman in lieu of Salary. The shares were valued at $0.05 per share. Jimmy Chan, at June 30, 2017 granted total 4,500,000 to employees/consultants in lieu of salary, of that 4,500,000 commons shares, 1,500,000 were granted to our former director Simon Yu for serving as director during the fiscal year, 1,000,000 common shares to director Richard Ko, 500,000 common shares to our Sr. Accountant Tsz Ming Wong, 1,500,000 common shares to our Sr. Procurement Manager Michael Shang-Ju Yeh. As of the date of this filing, the 9,500,000 have not been issued.

On June 30, 2016, the Company’s CEO and Chairman, Jimmy Chan, was awarded five (5) million shares of restricted common stock in the Company in lieu of salary, equivalent to $450,000. The shares were issued on September 7, 2016.

On June 30, 2016, Director Waylon Huang, was awarded three (3) million shares of restricted common stock in the Company in lieu of salary, equivalent to $90,000. Mr. Huang is also the general manager of the CarryOutSupplies.com. The shares were issued on September 7, 2016.

On June 30, 2016, Richard Ko, was awarded three (3) million shares of restricted common stock in the Company in lieu of salary, equivalent to $90,000 annually for services provided to the Company. The shares were issued on September 7, 2016.

Loans payable – related parties

As of June 30, 2017, the Company had loans payable to related parties of $228,412 as described below:

On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $150,820 with maturity date on December 31, 2017; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment. As of June 30, 2017, the outstanding balance under this note was $150,820 with $6,032.8 interest discount to loan payable.

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2017, the balance of the loan is $34,015.

On November 21, 2016, SGMD received a loan from the Company’s director. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2017, the balance of the loan from Sugarmade is $3,960. In additional, SWC owes this director $5,292 at June 30, 2017.

On December 1, 2016, SGMD received a loan from an employee for $12,500 with an interest charge of $12,500. This amount was recorded as interest owed to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on December 1, 2017. As of June 30, 2017, the balance is $6,250.

From time to time, SWC would receive short-term loans from LMK Capital, LLC (“LMK”) for its working capital needs. At June 30, 2017, the Company had outstanding balance of $34,107 borrowed from LMK Capital., LLC, a company affiliated with CEO Chan.

As of June 30, 2016, the Company had loans payable to related parties of $318,960 as described below:

On June 30, 2016, the company had outstanding balance of $54,511 borrowed from shareholders.

At June 30, 2016, the Company had outstanding balance of $264,449 borrowed from LMK Capital., LLC, a company affiliated with CEO Chan.

15. Loans payable

As of June 30, 2017, the Company had loans payable of $192,801 as described below:

On January 25, 2017, SWC entered into an agreement with a lending company for $100,000 for its working capital needs. As of June 30, 2017, the Company has an outstanding balance of $10,036.

During the year ended June 30, 2017, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of June 30, 2017, the outstanding balance with Greater Asia loans were $140,125.

On July 1, 2016, the Company entered into a repayment agreement with its employee for $20,280 at no interest. As of June 30, 2017, the Company has an outstanding balance of $8,780. Repayment on this loan will be repaid at a later date with no interest being accrued.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of June 30, 2017, the Company has an outstanding balance of $4,076.

On July 2, 2015, the Company entered into a repayment agreement with an individual for $22,583 at no interest. As of June 30, 2017, the Company has an outstanding balance of $17,583.

On March 5, 2013, the Company entered an equipment loan agreement with Toyota financial services with maturity date of April 4, 2018. As of June 30, 2017, the balance under this loan is $4,308.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. At June 30, 2017, the outstanding balance under this loan was $261.

As of June 30, 2017, the Company had an outstanding loan balance of $1,599 from one (1) vendor of the Company.

As of June 30, 2016, the Company had loans payable of $108,620 as described below:

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

On January 5, 2016, the Company received a loan for $100,000 from an investor. The note bears 0% annual interest and is due on December 31, 2017. As of June 30, 2016, the balance under this loan is $90,000.

On March 5, 2013, the company entered an equipment loan agreement with Toyota financial services with maturity date of April 4, 2018. As of June 30, 2016, the balance under this loan is $10,771.

16. Shares to be issued

Preferred Shares

As of June 30, 2017 and 2016, the Company was obligated to issue 2,000,000 shares of Series B Convertible Preferred Stock for four EB-5 investments with the total amount of $2,000,000. During the years ended June 30, 2016 and 2015, the Company completed a series of transactions and amended its Articles of Incorporation creating a series of preferred stock of 10,000,000 shares, which shall be designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Series B will not be eligible for dividends. Five years from the date of issue (the “Conversion Date”), assuming the Series B investor is approved for l-526 under the U.S Government’s EB-5 Investment Program, each Preferred Share will automatically convert into that number of Common Shares having a “fair market value” of the Initial Investment plus a five (5) percent annualized return on Initial Investment. Fair market value will be determined by averaging the closing sale price of a Common Share for the 40 trading days immediately preceding the date of conversion on the U.S. stock exchange on which Common Shares are publicly traded. The offering was made pursuant to SEC Rule 506 and Section 4(2) of the Securities Act, which provides exemption from registration for transactions, which are not public offerings. The funds received were used for general working capital purposes and to accelerate order deliveries to customers.

Common Shares

As of June 30, 2017, the Company was obligated to issue 500,000 shares for $25,000 proceeds received through two separate private placements with 250,000 shares each.

As of June 30, 2017, the Company was obligated to issue 2,000,000 restricted common shares for equity financing of $100,000, the fair market value of the 2,000,000 shares was $100,000.

As of June 30, 2017, the Company was obligated to issue 1,485,586 restricted common shares for the settlement of outstanding accounts payable in the amount of $51,996.

On April 1, 2017, the Company entered into a distribution and intellectual property assignment agreement with Wagner Bartosch, Inc. (“Wagner”) for use of their Divider™ used in frozen desserts and other related uses. In lieu of cash payment under the agreement, the Company was obliged to issue common shares of the Company valued at $75,000 for acquiring the use right of the distribution and intellectual property.

On June 30, 2017, the Company was obligated to issue 5,681,818 shares to a lender to settle an outstanding loan with principal and interest of $200,000.

As of June 30, 2017, the Company was obligated to issue 181,818 shares to the Company’s two officers with fair value of $16,000.

On December 1, 2016, the Company modified its agreement with Bao Coc International Paper and BAO COC INTERNATIONAL PAPER AND PLASTIC COMPANY LIMITED ("Bao Cao"), of the Socialist Republic of Vietnam. Under the terms of the revised agreement, the Company shall purchase products manufactured by the current contract manufacturers and distribute such products to various quick service restaurant and institutions in the United States. Revenues from such products shall belong to Sugarmade. The price of these products will be determined from time to time in mutual agreement between the Parties. Sugarmade shall be responsible for compensating the contract manufacturer and collection of monies from the end customer with all revenues belonging to the Company. The company is obligated to issue 5,000,000 restricted common shares, the fair market value of the 5,000,000 shares was $400,000. As of June 30, 2017, these shares had yet to be issued and were recorded as a liability for stock to be issued – common shares.

As of June 30, 2017, the Company was obligated to issue 300,000 restricted common shares for past services. The market value of the shares issued was $0.06 per share. The fair market value of the 300,000 shares was $18,000, and was recorded as a liability for stock to be issued – common shares.

As of June 30, 2017, the Company was obligated to issue 9,500,000 shares to its employees as year-end bonus, the fair value of the 9,500,000 shares was $475,000, and was recorded as a liability for stock to be issued – common shares.

At June 30, 2016, the Company was obligated to issue 1,527,778 restricted shares with fair value of $50,000 for compensation for services to each of two consultants; 5,000,000 restricted shares with fair value of $458,000 to the Company’s CEO in lieu of salary; 3,000,000 restricted shares with fair value of $90,000 to the one of the Company’s director in lieu of compensation; 3,000,000 restricted shares with fair value of $278,000 to the Company’s another director in lieu of compensation; and 8,000,000 restricted shares with fair value of $320,000 to a consulting company for marketing and sales related services.

17. Cancellation of Common Shares

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

On March 31, 2017, 432,000 common shares were cancelled and surrendered to the Company from a consultant due to non-performance of the service as a consultant.

On April 18, 2017, 6,571,000 common shares were cancelled and surrendered to the Company due to non-performance of the service as a consultant.

18. Income Taxes

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

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2017 and 2016. All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

Net deferred tax assets consist of the following components as of June 30, 2017 and 2016:

	2017	2016
Deferred tax assets:
NOL carryover	$7,876,885	$9,999,512
Valuation allowance	(7,876,885)	(9,999,512)
Net deferred tax asset	$—	$—

The income tax provision is summarized as follows:

	2017	2016
Federal income tax benefit, net of state	$(1,460,982)	$(621,834)
State income tax benefit	(416,691)	(177,355)
Permanent difference	650,822	—
Valuation allowance	1,226,851	799,189
	$—	$—

At June 30, 2017 and 2016, the Company had net operating loss carry forwards of approximately $26.40 million and $23.34 million, respectively, that may be offset against future taxable income through 2037. No tax benefit has been reported in the June 30, 2017 and 2016 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740.

19. Commitments and contingencies

On April 1, 2015, the Company entered into a lease for general office and warehouse in City of Industry, California with a lease term of one year. The monthly rent was $11,884. The Company renewed the lease to March 31, 2016, effective April 1, 2016 to March 31, 2017, increasing the rent from $11,884 to $13,238. On March 6, 2017, the Company executed a Fifth Amendment to the Lease, in which the Monthly rent increased from $13,238 to $15,043 effective from April 1, 2017 to March 31, 2018. As of June 30, 2017, the Monthly rent is $15,043.

On Feb 23, 2018 the Company entered into lease agreement for a new office space as part of the plan to expand operation, the lease is set to commence Commencing March 1, 2018. The term of the lease is for a (5) Five Years with 1 month free on the 1st year of the term. The monthly rent on the 1st year will be $11,770 with a 3% increase for each subsequent year. Total commitment for the full term of the lease will be $737,367. This location will be replacing our existing Head Quarter located in City of Industry.

20. Subsequent events

Effective on July 1, 2017, the Company entered a consulting agreement with a consultant for integrating and improving the Company’s ERP system. The agreement will terminate on December 31, 2017. The Company shall pay 2,285,714 common shares to the consultant as consulting fee. The fair value of the 2,285,714 shares at grant date was $112,938.

On July 17, 2017, the Company entered a convertible note agreement with a company for principal amount of $164,900 with maturity date on July 17, 2018. The note bears an interest rate of 8% per annum, and the Company is required to make interest payments commencing on October 31, 2017, and on the last day of each month thereafter, until the note is paid in full.

On August 15, 2017, an individual converted a note (Originated on February 9, 2017) with principal amount of $50,000, into 2,390,805 common shares, at conversion price of $0.02175.

On August 23, 2017, an individual converted a note (Originated on January 16, 2017) with principal amount of $30,000, into 1,500,010 common shares, at conversion price of $0.02103.

On August 30, 2017, the Company issued 2,000,000 shares under the company’s 2017 employee benefit plan as compensation for legal services. The fair value of 2,000,000 shares at the grant date was $80,000.

On September 7, 2017, the Company entered a consulting agreement with a consultant for Sriracha Stix and Seasoning Stix product launches. The service term is three months, and the Company will issue 2,763,158 common shares to the consultant as a consulting fee upon execution of the agreement. The fair value of the 2,763,158 shares at grant date was $110,526.

On September 7, 2017, the Company entered a consulting agreement with a consultant for assisting and instructing the Company to develop and manufacture its new products. The service term is three months, the Company will issue 1,973,684 common shares to the consultant as a consulting fee upon execution of the agreement. The fair value of the 1,973,684 shares at grant date was $78,947.

On September 20, 2017, a lender converted a portion of a note (Originated on March 1, 2017) with principal of $32,500, into 1,906,158 common shares, at conversion price of $0.01705.

On September 27, 2017, an individual converted a note (Originated on December 19, 2016) with principal of $20,000, into 1,160,391 common shares, at conversion price of $0.0183.

On September 27, 2017, an individual converted a note (Originated on January 17, 2017) with principal of $25,000, into 1,426,674 common shares, at conversion price of $0.0183.

On October 1, 2017, the Company entered a consulting agreement with a consultant for services related in fulfillment and customer services in relation to Sriracha Seasoning Stix project. The service term is twelve months, the company will issue 660,000 restricted common shares to the consultant in lieu of $21,120. The fair value of the 660,000 shares at grant date was $19,800.

On October 1, 2017, the Company entered a consulting agreement with a consultant for services related to analytic of e-commerce sales and intelligent reports in relation to Sriracha Seasoning Stix project. The service term is twelve months, the company will issue 1,200,000 restricted common shares to the consultant in lieu of $38,400. The fair value of the 1,200,000 shares at grant date was $36,000.

On October 1, 2017, the Company entered into a promissory note agreement with principle of $100,000 and a fixed interest of $25,000. Amortized over nine months, the monthly principle and interest payment is $13,888.88. Maturity date of the note is June 30, 2018.

On October 26, 2017, the Company was committed to issue 1,638,819 common shares from the company’s 2017 employee benefit plan to a consultant for e-commerce marketing and media production services, in relations to Sriracha Stix and Seasoning Stix project. The fair value of 1,638,819 common shares at grant date was $54,081. As of the date of this filing, these were have not been issued.

On March 23, 2017, the Company entered into a convertible promissory note with an accredited investor for $70,000. The note has a term of six (6) months with an interest rate of 8% and is convertible into common shares at a 40% discount. On October 26, 2017, the Company issued 4,046,872 common shares in exchange for the conversion of $70,000 of convertible debt and accrued interest of $3,329.

On February 8, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible into common shares at a 40% discount. On October 26, 2017, the Company issued 2,931,188 common shares in exchange for the conversion of $50,000 of convertible debt and accrued interest of $2,849.

On February 28, 2017, the Company entered into a convertible promissory note with an accredited investor for $75,000. The note has a term of six (6) months with an interest rate of 8% and is convertible into common shares at a 40% discount. On October 26, 2017, the Company issued 4,378,547 common shares in exchange for the conversion of $75,000 of convertible debt and accrued interest of $3,945.

On March 31, 2017, the Company entered into a convertible promissory note with an accredited investor for $200,000. The note has a term of six (6) months with an interest rate of 8% and is convertible into common shares at a 40% discount. On November 1, 2017, the Company issued 11,557,652 common shares in exchange for the conversion of $200,000 of convertible debt and accrued interest of $9,424.

On November 8, 2017, the Company received a notice from a convertible note holder informing the Company the note originally dated March 1, 2017 was in default due to the Company’s lack of timely reporting.  The note began accruing interest on August 8, 2017, after it was exchanged in an agreement on that date.  As a result of the default, the interest rate on the note was raised from 10% to the default rate of 22% per annum and the outstanding balance due increased by 15%.  As of the date of the notice on November 8, 2017, and after the adjustments outlined herein, the balance on the note will increase by $9,461.

On January 20, 2017, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of six (6) months with an interest rate of 8% and is convertible into common shares at a 40% discount. On November 14, 2017, the Company issued 4,530,846 common shares in exchange for the conversion of $80,000 of convertible debt and accrued interest of $5,225.

On February 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $66,023. The note has a term of six (6) months with an interest rate of 8% and is convertible into common shares at a 40% discount. On November 14, 2017, the Company issued 3,712,324 common shares in exchange for the conversion of $66,023 of convertible debt and accrued interest of $3,806.

On November 14, 2017, the company sold 400,000 restricted common shares to an investor for $20,000, at a price per share equal $0.05.

On November 30, 2017, the Company issued 737,748 common shares in exchange for the conversion of $20,000 of convertible debt and accrued interest of $1,394.

On December 7, 2017 the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of twelve (12) months with an interest rate of 8% and is convertible into common shares at a fixed price per share equal to $0.05.

On December 7, 2017, The Company received a notice from a convertible note holder informing the Company the note dated May 12, 2017 was in default due to the Company’s lack of timely reporting.  As a result of the default, the interest rate on the note was raised from 10% to 22%.  As a result of the late filing of the Company’s fiscal year ending June 30, 2017 on Form 10-K, the balance due on the note increased by 15%.  As a result of the late filing of the Company’s fiscal quarter ending September 30, 2017 on Form 10-Q, the balance due on the note is increased by an additional 15%.  After the accrual of interest and the increases outlined herein, the balance on the note may be increase by $86,876.

On December 12, 2017, the Company entered a consulting agreement with a consultant for services related to audit procedures, tax consultant, identifying and consummation of strategic alliances, merger and acquisitions that benefit the company. The service term is twelve months, the company will issue 1,000,000 restricted common shares to the consultant in lieu of $40,000. The fair value of the 1,000,000 shares at grant date was $80,000.

On December 12, 2017, the Company entered a consulting agreement with a consultant for services related to identifying and consummation of strategic alliances, merger and acquisitions that benefit the company. The service term is twelve months, the company will issue 5,000,000 restricted common shares to the consultant in lieu of $200,000. The fair value of the 5,000,000 shares at grant date was $400,000.

On December 13, 2017, the company signed a definitive exclusive master marketing agreement with BizRight Hydroponics Inc. the term of the agreement for the period of 20 years. BizRight will be compensated with both cash and restricted common shares. Effective date of the contract Bizright will be compensated with 200,000,000 restricted common shares in lieu of first initial payment of $2,000,000 and $2,000,000 cash upon first major funding and $4,000,000 due upon second major funding, the maximum share earn out is 450,000,000 total based on monthly revenue of $2,500,000 or $30,000,000 annualized. The fair market value of 200,000,000 restricted common shares at grant date was $16,800,000.

On December 14, 2017, the Company sold 1,000,000 restricted common shares to an investor for $50,000, at a price per share equal to $0.05.

On December 21, 2017, the Company sold 5,000,000 restricted common shares to an accredited investor for $250,000, at a price per share equal to $0.05.

On January 9, 2018 the Company sold 2,000,000 restricted common shares to an accredited investor for $100,000, at a price per share equal to $0.05

On January 9, 2018 the Company sold 1,000,000 restricted common shares to an accredited investor for $50,000, at a price per share equal to $0.05.

On January 11, 2018 the Company sold 2,000,000 restricted common shares to an accredited investor for $100,000, at a price per share equal to $0.05.

On January 13, 2018 the Company sold 1,200,000 restricted common shares to an accredited investor for $60,000, at a price per share equal to $0.05.

On January 18, 2018 the Company sold 600,000 restricted common shares to an accredited investor for $30,000, at a price per share equal to $0.05.

On January 13, 2018 the Company sold 750,000 restricted common shares to an accredited investor for $60,000, at a price per share equal to $0.08.

On January 22, 2018 the Company sold 1,000,000 restricted common shares to an accredited investor for $50,000, at a price per share equal to $0.05.

On January 23, 2018 the Company sold 1,000,000 restricted common shares to an accredited investor for $50,000, at a price per share equal to $0.05.

On Feb 23, 2018 the Company entered into lease agreement for a new office space as part of the plan to expand operation, the lease is set to commence Commencing March 1, 2018. The term of the lease is for a (5) Five Years with 1 month free on the 1st year of the term. The monthly rent on the 1st year will be $11,770 with a 3% increase for each subsequent year. Total commitment for the full term of the lease will be $737,367. This location will be replacing our existing Head Quarter located in City of Industry.

On March 1, 2018 the Company sold 1,000,000 restricted common shares to an accredited investor for $50,000, at a price per share equal to $0.05.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 6, 2017, the Board of Directors of Sugarmade, Inc. (the “Company”) dismissed Anton & Chia, LLP (“A&C”) as the principal auditor for the Company. The Company’s Board of Directors approved the dismissal of A&C on February 6, 2017. The principal accountants’ reports on the financial statements for the periods from September 30, 2014 to and as of September 30, 2016 did not contain an adverse opinion or a disclaimer of opinion, nor did such statements contain qualifiers or modifiers as to uncertainty, audit scope, or accounting principles. There were no disagreements with A&C whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to A&C's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements. On Feb 7, 2017 the Registrant engaged BF Borgers CPA PC, as Registrant’s independent registered public accounting firm.

On November 2, 2015, the Company dismissed its independent registered public accounting firm, MJF & Associates, APC. The Registrant’s Board of Directors made the decision to dismiss MJF & Associates, APC and engaged Anton & Chia, LLP. as the Registrant’s independent registered public accounting firm, as described below. During Registrant’s most recent fiscal year 2014 and any subsequent interim period before such dismissal, there were no substantial disagreements with MJF & Associates, APC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which remain unresolved. On November 2, 2015 the Registrant engaged Anton & Chia, LLP. as the Registrant’s independent registered public accounting firm.

On November 11, 2014, the Company dismissed its independent registered public accounting firm, Anton & Chia, LLP. The Registrant’s Board of Directors made the decision to dismiss Anton & Chia, LLP and engage MJF & Associates, APC as Registrant’s independent registered public accounting firm, as described below. During Registrant’s two most recent fiscal years and any subsequent interim period before such dismissal, there were no substantial disagreements with Anton & Chia, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which remain unresolved. On November 11, 2014 the Registrant engaged MJF & Associates, APC as Registrant’s independent registered public accounting firm.

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

During our Company’s two most recent fiscal years 2010 and 2009 and the subsequent interim period up to the resignation of Mr. Cronin, there have not been any disagreements between our Company and Mr. Cronin, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Mr. Cronin would have caused Mr. Cronin to make reference thereto in its reports on our Company’s audited financial statements.

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

A of the date of this filing, our management team and our consultants have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we have concluded that as of June 30, 2017, our disclosure controls and procedures were not effective.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were ineffective due to the Company is relatively inexperienced with certain complexities within U.S. GAAP and SEC reporting.

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

Item 8B. Other Information

None.

PART III

Item 9.	Directors, Executive Officers and Corporate Governance

As of the date of this filing, the following individuals are current officers and directors. Certain information about them, is set forth below:

Name	Age	Position
Jimmy Chan	38	Chairman, CEO
ChenLong Tan	36	Director, CTO

Jimmy Chan, 38, director (Chairman), has been, since 2008, the Chief Executive officer of CarryOutSupplies.com, located in the City of Industry. From 2005 to 2007, he served as the Vice-President, for Emergence Capital, operating out of Garden Grove, California, and providing mortgage services to the general public. From 2003 to 2005, he was the Vice-President in charge of operations for Azusa Mobile, a T-Mobile authorized dealer, and prior to that he was the president of Cyber Gift, importing toys for distribution as a wholesaler. He is not an officer nor director of any other public companies.

ChenLong Tan, 36, director and Chief Technology Officer brings valuable expertise, particularly relating to large scale IT design and implementation, to Sugarmade that will not only help BizRight to likely continue to grow, but will also provide valuable input toward improvements to other Sugarmade business, such as the increasingly e-commerce focused CarryOutSupplies.com business and the upcoming marketing and distribution of other products. Mr. Tan is an expert in e-commerce, AI and data mining and is a technology driven business executive.

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

As of February 3, 2017, the Company accepted the resignation of Waylon Huang. There were no disagreement of any kind between Mr. Huang and the company.

As of February 3, 2017, due to vacancy on the board of directors, and pursuant to the Company’s by laws, the remaining directors, Jimmy Chan and Richard Ko, then appointed Simon Yu to occupy the open seat on the board of directors.

Effective June 2, 2017, the Company accepts the resignation of Director Simon Yu. Pursuant to Mr. Yu's resignation letter, Mr. Yu's resignation was not due to any disagreements or conflicts with the Company. Mr. Yu's resignation is necessary to fulfill his obligations and administer his company's operations.

Effective January 29, 2018, the Company accepts the resignation of Director Richard Ko. Pursuant to Mr. Ko's resignation letter, Mr. Ko's resignation was not due to any disagreements or conflicts with the Company. Mr. Ko’s resignation is necessary to complete his Master of Business Administration Degree.

Corporate Governance

During fiscal year 2017 Company’s board of directors implemented a program to rectify these material weaknesses. During the fiscal year, additional accounting personnel were engaged by the company in order to improve accounting and reporting functions.  Additionally, several programs were implemented internally to streamline our inventory controls, revenue reporting, and overall acting and reporting infrastructure. During the fiscal year, the Board of Directors also engaged several outside consultants to assist in our accounting and finance operations. These personnel worked with our internal staff to identify material weaknesses into implement programs to seek resolutions. These programs have continued into fiscal year 2018.

Leadership Structure

Jimmy Chan, who is also a director and serves as chairman, CEO, CFO and corporate Secretary. ChenLong Tan became a director and CTO on January 23, 2018.

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

Executive Compensation

As of start of October 1, 2017, Mr. Chan will receive annual salary of $48,000 in addition to 10,000,000 common shares earned annually.

As of the date of this filing, Mr. ChenLong Tan compensation have not been determined.

Employment Agreements

As of Fiscal Year End June 30, 2017, Mr. Chan served as CEO of company and will be compensation of 5,000,000 for each calendar year end.

As of the date of this filing, these shares have not been issued. The company is in the process of structuring future compensation plan for all directors, officers and employees, as of the date of this filing.

Grants of Stock and Other Equity Awards

No other equity awards.

Option Exercises

During the fiscal years ending June 30, 2017 and June 30, 2016, there were no option exercises by our named executive officers.

Compensation of Directors

Our current Directors do not receive compensation for their service on the board of directors. Unassociated with board service, Director Chan will receive annual salary of $48,000 in addition to 5,000,000 common shares earned annually and Ko will receive 1,000,000 common shares. As of date of this filing, these shares have not been issued.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of Fiscal Year End June 30, 2017, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock.

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. Table 8 has been prepared based on the number of shares outstanding totaling 246,658,026 as of the date of this filing.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Jimmy Chan	14,063,502	5.71%
Richard Ko	4,530,572	2.24%

All Directors and Executive Officers as a Group	14,546,074	7.95%

Greater than 5% Shareholders
Amy Thai and LMK Capital LLC	20,644,733	8.37%

As of the date of this filing Mr. Jimmy Chan’s holdings represent 5.71% of the company. He is currently employed by LMK Capital LLC as management consultant and is therefore a beneficial owner of shares owned by LMK Capital LLC.

Amy Thai and LMK Capital LLC.’s holdings are 9,378,066 and 11,266,667 respectively, as of the date of this filing the aggregated amount represents 8.37% of the company.

Subsequent to June 30, 2017, Jimmy Chan is owed 5,000,000 restricted common shares, earned as services shares., Richard Ko is owed 1,000,000 restricted common shares, earned as services shares and ChenLong Tan is owed 59,138,705 restricted common shares, earned from marketing agreement dated Dec 13, 2017.

Item 12	Certain Relationships and Related Party Transactions and Director Independence

Transactions with Related Persons

From time to time, SWC would receive short-term loans from LMK Capital, LLC (“LMK”) for its working capital needs. As of June 30, 2017, the Company’s outstanding balance to LMK is $36,107.

On December 1, 2016, SGMD received a loan from an employee for $12,500 with an interest charge of $12,500. This amount was recorded as interest owed to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on December 1, 2017. As of June 30, 2017, the balance is $6,250.

On July 7, 2016, SWC received a loan from the same employee indicated above. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2017, the balance of the loan is $34,015.

On November 21, 2016, SGMD received a loan from the Company’s director. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2017, the balance of the loan is $3,960. In additional, SWC owes this director $5,292 at June 30, 2017.

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

Item 13. Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2017 were $157,910.

(2) Audit-Related Fees

There were no fees billed during the two years ended June 30, 2017 and June 30, 2016 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1).

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2017 and June 30, 2016.

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

_____________________________________________________

(1)        Filed as an exhibit to this Report.

1. Financial Statement. See Consolidated Financial Statement in part II, Item 7 of this Annual report on form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

By__/s/ Jimmy Chan_____________________________________ Date: March 19, 2018

Jimmy Chan

CEO and Director

POWER OF ATTORNEY

We, the undersigned directors and/or officers of Sugarmade, Inc. hereby severally constitute and appoint Jimmy Chan, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the followings persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ Jimmy Chan Jimmy Chan	CEO and Chairman	March 19, 2018
/s/ Richard Ko Richard Ko	Director	March 19, 2018