Form 10-Q
period 2017-09-30
Sugarmade, Inc.
filed 2018-06-07
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At September 30, 2017, there were 244,226,026 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED September 30, 2017

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on the cover of this quarterly report, or, in the case of forward-looking statements in documents incorporated by reference, as of the date of the date of the filing of the document that includes the statement. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. We do not undertake and specifically decline any obligation to update any forward- looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this quarterly report under the caption “Risk Factors,” below, and elsewhere in this quarterly report, which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this quarterly report.

PART 1: Financial Information
Item I
Sugarmade, Inc. and Subsidiary Consolidated Balance Sheets

	September 30, 2017	June 30, 2017
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$926	$101,880
Accounts receivable, net	356,282	113,218
Inventory, net	520,583	568,229
Loan receivables	—	10,000
Other current assets	94,708	190,338

Total current assets	972,499	983,665

Equipment, net	175,827	61,792
Intangible Assets	84,900	73,125
Other assets	27,081	27,081

Total assets	$1,260,307	$1,145,663

Liabilities and Stockholders’ Deficiency
Current liabilities:
Bank overdraft	$30,729	$—
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,514,379	1,503,920
Accounts payable – related party	2,000	23,086
Customer deposits	180,790	232,591
Unearned revenue	114,716	63,304
Other payable	244,696	223,482
Accrued interest	139,325	116,236
Accrued compensation and personnel related payables	11,403	11,403
Notes payable – related parties	59,000	70,666
Loans payable	148,164	192,801
Loans payable – related parties	240,427	228,412
Convertible notes payable, net	1,327,557	1,502,023
Derivative liabilities	1,479,052	1,134,000
Warrants liabilities	15,654	25,250
Shares to be issued	1,007,286	893,000

Total liabilities	6,540,861	6,246,156

Stockholders’ deficiency:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized, 244,226,026 and 226,734,372 shares issued and outstanding at Sept 30 and June 30, 2017 respectively	244,227	226,735
Additional paid-in capital	21,648,488	20,768,185
Shares to be issued, preferred shares	2,000,000	2,000,000
Shares to be issued, common shares	474,474	467,996
Accumulated (deficit)	(29,647,742)	(28,563,409)

Total stockholders’ (deficiency)	(5,280,554)	(5,100,493)

Total liabilities and stockholders’ deficiency	$1,260,307	$1,145,663

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Operations

For the three months ended September 30, 2017 and 2016

(Unaudited)

	Three months ended September 30,
	2017		2016
Revenues, net		$1,177,214		$1,127,554

Cost of goods sold:
Materials and freight costs		852,949		699,651

Total cost of goods sold		852,949		699,651

Gross profit		324,264		427,903

Operating expenses:
Selling, general and administrative expenses		1,018,988		489,495

Total operating expenses		1,018,988		489,495

Loss from operations		(694,724)		(61,592)

Non-operating income (expense):
Interest expense		(131,633)		(12,363)
Change in fair value of derivative liabilities		(140,653)		243,000
Loss on extinguishment of debt		—		(17,295)
Other expense		(122,325)		(10,553)

Total non-operating income (expense)		(394,610)		202,789

Net income (loss)		$(1,089,334)		$141,197

Basic and diluted net income (loss) per share	$	— *	$	— *
Diluted net income (loss) per share	$	— *	$	— *

Basic and diluted weighted average common shares outstanding		231,376,890		184,439,011
** Less than $0.01

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows For

the three months ended September 30, 2017 and 2016

(Unaudited)

	For the three months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,089,334)	$141,197
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on extinguishment of liability	—	17,295
Amortization of debt discount	91,906	—
Stock based compensation	180,000	—
Change in fair value of derivative liability	152,790	(243,000)
Depreciation and amortization	13,506	10,948
Changes in operating assets and liabilities Accounts receivable	(243,064)	60,525
Inventory	47,646	126,916
Other assets	100,631	(22,865)
Bank overdraft	30,729	17,327
Accounts payable and accrued liabilities	10,459	(251,069)
Customer deposits	(52,101)	(65,978)
Unearned revenue	51,412	(42,282)
Accrued interest and Other payables	33,998	(45,848)

Net cash used in operating activities	(692,508)	(296,834)

Cash flows from investing activities:
Acquisition of intangible assets	(11,775)	—
Acquisition of property and equipment	(127,541)	—

Net cash used in investing activities	(139,316)	—

Cash flows from financing activities:
Proceeds from shares to be issued	104,690	25,000
Proceeds from (repayments of) loan	660,468	285,345
Payment to Note payable – related parties	(11,666)	—
Repayment to loan payable	(44,637)	—
Proceeds from loan payable- related parties	12,015	—
Proceeds from advance share issuance	104,690	—
Loan receivable	10,000	—

Net cash provided by financing activities	730,870	310,345

Net increase (decrease) in cash	(100,954)	13,511

Cash paid during the period for:
Cash, beginning of period	101,880	911
Cash, end of period	$926	$14,422

Interest	$—	$—
Income taxes	$—	$7,769
Supplemental disclosure of non-cash financing activities Debts settled through shares issuance	$416,304	$42,862

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc.  Our Company primarily operates through our subsidiary, Sugarmade, Inc., a California corporation (“SWC Group, Inc., - CA”). We are headquartered in Monrovia, California, a suburb of Los Angeles, with an additional warehouse location in Southern California. As of date of this filing, we employ 21 full and part-time workers and contractors.

As of the end of the reporting period, September 30, 2017, we were involved in several businesses including, 1) the supply of products to the quick service restaurant sub-sector of the restaurant industry, 2) as a distributor of paper products derived from non-wood sources and, 3) as a marketer of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix. As of the date of this filing, we are involved in several businesses including: 1) supplying the hydroponic and indoor/outdoor cultivation agricultural market sectors, including the cannabis cultivation, processing and distribution sectors. While we supply products to these industries, none of our operations involve the cultivation, processing, distribution or the engagement in any business operations regarding the cultivation, processing or distribution of any cannabis product or any product containing cannabis and, 2) supply of genetic and custom printed products to the quick service restaurant sub-sector of the restaurant industry and, 3) as a marketer and distributor of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix. While as of the end of the reporting period, September 30, 2017, we had been a supplier of paper products from non-wood sources, this business has since been discontinued.

Our board of directors believes the Company has a significant market opportunity to act as a supplier to the legal cannabis cultivation, processing and distribution market sectors. We approach these markets as a supplier of products to legal market participants and do not engage in the business of cultivating, processing or distributing cannabis or any products that contain cannabis. While our primary focus has been on companies engaged in such business operations on the west coast of the United States, our business has significantly expanded as legal medical and recreational cannabis business activities have proliferated into many other states. While our business is rapidly expanding across most of the United States, California remains an important marketplace due both the sheer size of the State’s economy and due to the rapid embrace of legalization. We also believe the Company has strong revenue expansion opportunities within the retail hydroponic agricultural sector as these businesses are complementary to our current business. We are currently in process of analyzing several acquisitions for expansion in this area.

During 2017, Sugarmade announced the signing of an exclusive distribution agreement for California, Oregon and Washington with privately held Plantation Corp. for its breakthrough BudLife preservation technology based on integration of specialized gases and natural agents that dramatically extends the useful life of medical marijuana up to six (6) months by actively monitoring the internal containers environment and automatically adjusting its atmosphere as needed. Sugarmade has conducted initial product prototype testing of the BudLife product, realizing positive results. Sugamade plans to move forward as Plantation’s distribution partner upon availability of the BudLife product line.

We plan to continue our business pursuits relative to our CarryOutSuppies.com business, which is a producer and wholesaler of custom printed and generic supplies servicing more than 2,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009. Carryoutsupplies management estimates it holds and approximately 25% to 40% market share of generic and printed products within the take out frozen yogurt and ice cream industries.

As of the end of the reporting period, September 30, 2017, we were also a distributor of paper made from 100% reclaimed sugarcane fiber, enhanced with bamboo. Sugarcane fiber, called bagasse, is a discarded byproduct of sugarcane production. As of the date of this filing, we have discontinued this business operations, as our board of directors determined superior revenue growth opportunities existed elsewhere within the marketplace.

Sugarmade is also a distributor of culinary seasoning products Sriracha Stix and Seasoning Stix. During September of 2016, the Company completed negotiations for and signed an agreement with HUY FONG FOODS, INC. (“HFFI”), the maker of Sriracha Hot Chili Sauce, under which the Company became a party to a license with Huy Fong Foods, Inc. gaining permission from Huy Fong Foods, Inc. to use the licensed marks for the limited products and purposes permitted by the license. Based on this agreement and a separate marketing and sales agreement signed with Seasoning Stixs International, LLC, the Company markets a culinary seasoning product named Sriracha Seasoning Stixs. Sriracha Seasoning Stixs are encapsulated Huy Fong Sriracha Sauce and other seasonings in the form of a stick, which are inserted into meat, fish and poultry prior to cooking. All trademarks, service marks and intellectual property remain the property of the respective owners.

In the future, we plan to continue to concentrate primarily on the hydroponic and cultivation market place, in addition to the quick service restaurant supply sector. In addition, we are currently analyzing expanding our business operations into the hydroponic and cultivation retail sector via direct acquisitions of participants in that market sector.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2017, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2017. The interim results for the period ended September 30, 2017 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SWC. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued losses from operations during the three months ended September 30, 2017 and for the fiscal year ended June 30, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $356,282 as of September 30, 2017 and of $113,218 as of June 30, 2017.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of September 30, 2017 and June 30, 2017, the net balance for the inventory totaled $520,583 and $568,229, respectively. Obsolescence reserve at September 30, 2017 and June 30, 2017 were $134,527 and $70,332, respectively.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of September 30, 2017.

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

Loss per share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. As of September 30, 2017, there are 129,230,127 potential shares issuable upon conversion of convertible debts and 505,000 shares of warrants were excluded in calculating diluted loss per share for the three months ended September 30, 2017 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model for year three months ended September 30, 2017.

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2017
	September 30,	Using Fair Value Hierarchy
	2017	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$1,479,052	$—	$1,479,052	$—
Total	$1,479,052	$—	$1,479,052	$—

				June 30, 2017
Annual dividend yield				—
Expected life (years)				0.74
Risk-free interest rate				1.68%
Expected volatility				161%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2017
	June 30,	Using Fair Value Hierarchy
	2017	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$1,134,000	$—	$1,134,000	$—
Total	$1,134,000	$—	$1,134,000	$—

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under non-operating income (expense).

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes- Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Refer to Note 6 for details.

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

Customers

For the three months ended September 30, 2017 and September 30, 2016, our Company earned net revenues of $1,177,214 and $1,127,554 respectively. The vast majority of these revenues for the period ending September 30, 2017 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending September 30, 2016 were derived from a limited number of customers. No customers accounted for over 10% of the Company’s total revenues for the year ended September 30, 2017.

Suppliers

For the three months end September 30, 2017, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent. One supplier accounted for 65% and two suppliers each accounted for 8% of the Company’s total inventory purchase in the three months ended September 30, 2017 and September 30, 2016 respectively.

4.	Litigation

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

On February 21, 2017, the Company signed a settlement agreement with the plaintiff in the matter of Hannan vs Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs’ $227,000 to settle all claims against the Company, which included the payoff of the two notes outstanding within one (1) week. The parties had estimated the value of the notes at approximately $80,000. The Company agreed to pay the plaintiff $97,000 within one hundred and twenty (120) days of the settlement with the remaining balance of $50,000 due within one hundred and eighty (180) days of the settlement. Upon receipt of all payments, plaintiffs will surrender for cancellation 230,000 of the Company’s shares within ten (10) days. The parties agreed that all claims against the Company would be satisfied through such payments and that the matter would be fully resolved. As of June 30, 2017, third-parties had purchased two (2) notes of approximately $80,000, reducing the Company’s exposure by $80,000. As of the date of this filing the balance for accrued legal settlement for Hannan vs Sugarmade has been reduced to $147,000.

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

5.	Convertible Notes

As of September 30, 2017 and June 30, 2017, the balance owing on convertible notes with term as describe below was $1,376,448 and $1,502,023, respectively.

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. .

Convertible note 4: On December 19, 2016, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount.

Convertible note 5: On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended September 30, 2017.

Convertible note 6: On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

Convertible note 9: On January 20, 2017, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of seven (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

Convertible note 7: On January 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $43,000. The note has a term of twelve (12) months with an interest of 8% and is convertible to common shares at a 45% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended September 30, 2017.

Convertible note 8: On February 8, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended September 30, 2017.

Convertible note 11: On February 9, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

Convertible note 15: On February 15, 2017, the Company entered into a convertible promissory note with an accredited investor for $63,000. The note has a term of nine (9) months with an interest rate of 8% and is convertible to common shares at 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended September 30, 2017.

Convertible note 16: On February 16, 2017, the Company entered into a convertible promissory note with an accredited investor for $30,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended September 30, 2017.

Convertible note 10: On February 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $66,023. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

Convertible note 12: On February 28, 2017, the Company entered into a convertible promissory note with an accredited investor for $75,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount.

Convertible note 13: On March 1, 2017, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount to the then current market price of our shares.

Convertible note 14: On March 23, 2017, the Company entered into a convertible promissory note with an accredited investor for $70,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

Convertible note 17: On March 31, 2017, the Company entered into a convertible promissory note with an accredited investor for $200,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

Convertible note 18 & 19: On May 17, 2017, the Company entered a convertible promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of fundings. The note is due 12 months after each funding date and bear an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with exercise price of $0.15 per share and have cashless exercise option. The Company received $460,000 (net with OID of $45,000) from this note during the year ended June 30, 2017. The fair value of the warrants were $40,400 at grant date. As of June 30, 2017, the Company had outstanding convertible note payable to this investor for $460,000 (net with OID of $45,000), the fair value of the warrant liability was $25,250.

On July 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $164,900. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.025.

On August 3, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 45% discount to average of 3 lowest trading price during last 20 trading days.

On August 22, 2017, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount of average two lowest price of last 20 trading days prices.

On September 15, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 45% discount to average of 3 lowest trading price during last 20 trading days.

On September 26, 2017, the Company entered into a convertible promissory note with an accredited investor for $15,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount of average two lowest price of last 20 trading days prices.

As of September 30, 2017, the Company’s convertible notes consisted of following:

	Balance			Conversion		Balance
Principal	as of	Default		in	# of	as of	Due	Interest	Conversion
Amount	6.30.17	Penalty	Repayment	principal	shares	9.30.17	Date	Rate	Price
25,000	25,000	—	—	—	—	25,000	7/1/2016	10%	75% of the average of 30 days prior to the conversion date.
25,000	25,000	—	—	—	—	25,000	7/1/2016	10%	75% of the average of 30 days prior to the conversion date.
100,000	100,000	—	—	—	—	100,000	7/1/2016	10%	75% of the average of 30 days prior to the conversion date.
20,000	20,000	—	—	20,000	1,160,391	—	7/17/2017	8%	40% discount of average of last 20 trading days prices
20,000	25,000	—	—	25,000	1,426,674	—	7/17/2017	8%	40% discount of average two lowest price of last 20 trading days prices
20,000	20,000	—	—	—	—	20,000	7/17/2017	8%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
43,000	43,000	—	—	43,000	2,462,180	—	1/24/2018	8%	45% discount to average of 2 lowest trading price during last 20 trading days
50,000	50,000	—	—	—	—	50,000	8/8/2017	8%	40% discount of average two lowest price of last 20 trading days prices
80,000	80,000	—	—	—	—	80,000	7/20/2017	8%	40% discount of average two lowest price of last 20 trading days prices
66,023	66,023	—	—	—	—	66,023	8/24/2017	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	50,000	—	—	50,000	2,390,805	—	8/9/2017	8%	40% discount of average two lowest price of last 20 trading days prices
75,000	75,000	—	—	—	—	75,000	7/31/2017	8%	40% discount of average two lowest price of last 20 trading days prices
100,000	100,000	—	—	—	—	100,000	12/1/2017	10%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
70,000	70,000	—	—	—	—	70,000	9/23/2017	8%	40% discount of average two lowest price of last 20 trading days prices
63,000	63,000	—	—	63,000	3,081,746	—	11/20/2017	8%	42% discount on average of lowest 3 trading price 10 days prior to conversion date
30,000	30,000	—	—	30,000	1,500,010	—	8/16/2017	8%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
200,000	200,000	—	—	—	—	200,000	9/30/2017	8%	40% discount of average two lowest price of last 20 trading days prices
340,000	340,000	—	—	—	—	340,000	5/12/2018	10%	45% discount of lowest price of last 20 trading days prices
165,000	165,000	—	—	92,500	5,210,886	72,500	6/12/2018	10%	45% discount of lowest price of last 20 trading days prices
150,000	—	—	—	—	—	150,000	5/3/2018	10%	45% discount to average of 3 lowest trading price during last 20 trading days
150,000	—	—	—	—	—	150,000	6/15/2018	10%	42% discount to average of 3 lowest trading price during last 20 trading days
164,900	—	—	—	—	—	164,900	7/17/2018	8%	The conversion price shall be $0.025 per share
35,000	—	—	—	—	—	35,000	8/22/2018	8%	40% discount of average two lowest price of last 20 trading days prices
15,000	—	—	—	—	—	15,000	9/26/2018	8%	40% discount of average two lowest price of last 20 trading days prices
2,056,923	1,547,023					1,738,423

Debt Discount	(45,000)					(410,866)

Convertible debt balance, net of debt discount	1,502,023					1,327,557

In connection with the convertible debt, debt discount balance as of September 30, 2017 and June 30, 2017 were $410,866 and $45,000 respectively and were being amortized and recorded as interest expenses over the term of the convertible debt.

Please note that there is $91,906 and $0 debt discount amortized for the 3 months ended September 2017 and 2016 respectively.

6.	Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. As of September 30, 2017 and June 30, 2017, the derivative liability was $1,479,052 and $1,134,000, respectively. The Company recorded $145,653 loss and $243,000 gain from changes in derivative liability during the three months ended September 30, 2017 and 2016, respectively. The Black- Scholes model with the following assumption inputs:

September 30, 2017
Annual dividend yield	—
Expected life (years)	0.01 – 1 year
Risk-free interest rate	0.83% – 1.31%
Expected volatility	91% - 215%

June 30, 2017
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

Fair value of the derivative is summarized as below :

Beginning Balance, June 30, 2017	$1,134,000
Additions	419,267
Mark to Market	140,653
Reclassification to APIC due to conversions	(214,868)
Balance, September 30, 2017	$1,479,052

7.	Stock warrants

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

On May 17, 2017, the Company entered a promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with an exercise price of $0.15 per share and have cashless exercise option. The fair value of the warrants at the grant date was $40,400. As of September 30, 2017 and June 30, 2017, the fair value of the warrant liability was $15,654 and $25,250, respectively. The Black-Scholes model with the following assumption inputs:

Warrants liability	September 30, 2017
Annual dividend yield	—
Expected life (years)	3.61
Risk-free interest rate	1.89%
Expected volatility	424%

Warrants issued in May 2017	June 30, 2017
Annual dividend yield	—
Expected life (years)	3.86
Risk-free interest rate	1.89%
Expected volatility	440%

Warrants issued in 2012 with extension to July 1, 2016	June 30, 2016
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

Below is the movement of warrants for the period ending September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2015	131,250	$0.20
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2016	131,250	0.20
Expired	131,250	0.20
Granted	505,000	$0.15	4
Outstanding at June 30, 2017	505,000	$0.15	3.86
Granted	—	—
Exercised	—	—

Outstanding at September 30, 2017	505,000	$0.15	3.61

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of September 30, 2017 and June 30, 2017, the loan principal balance was $25,982.

Note payable due to related party

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of September 30, 2017 and June 30, 2017, this note had a balance of $18,000.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, who owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six (6) months. However, this note was now payable upon demand per the oral agreement with the lender. As of September 30, 2017 and June 30, 2017, this note had a balance of $20,000.

On January 13, 2014, the Company entered into a promissory note with an employee (an employee of the Company, who owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of twenty-four (24) months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of September 30, 2017 and June 30, 2017, this note had a balance of $1,000 and $12,666, respectively.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of September 30, 2017 and June 30, 2017, this note had a balance of $20,000 and $20,000, respectively.

As of September 30, 2017 and June 30, 2017, the Company has an outstanding balance of notes payable due to related parties of 59,000 and $70,666, respectively.

8.	Stockholder’s Deficiency

The Company is authorized to issue 300,000,000 shares of $.001 par value common stock and 10,000,000 shares of$.001 par value preferred stock.

As of September 30 and June 30, 2017, the Company had 244,226,026 and 226,734,372 shares of its common stock issued and outstanding.

9.	Common shares issued for services

In September 2017, the Company issued 4,736,842 shares of commons stock for services. The fair value of the shares were valued at $0.04, the closing price of the grant date.

10.	Related party transactions

As of September 30, 2017, the Company had outstanding balance of $240,427 owed to various related parties. See note 13 for the details.

11.	Loans payable

On January 25, 2017, SWC entered into an agreement with a lending company for $100,000 for its working capital needs. As of September 30, 2017 and June 30, 2017, the Company has an outstanding balance of $0 and $10,036, respectively.

During the year ended June 30, 2017, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of September 30, 2017 and June 30, 2017, the outstanding balance with Greater Asia loans were $114,400 and $140,125, respectively.

On July 1, 2016, the Company entered into a repayment agreement with its employee for $20,280 at no interest. As of September 30, 2017 and June 30, 2017, the Company has an outstanding balance of $8,780. Repayment on this loan will be repaid at a later date with no interest being accrued.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of September 30, 2017 and June 30, 2017, the Company has an outstanding balance of $4,076.

On July 2, 2015, the Company entered into a repayment agreement with an individual for $22,583 at no interest. As of September 30, 2017 and June 30, 2017, the Company has an outstanding balance of $17,583.

On March 5, 2013, the Company entered an equipment loan agreement with Toyota financial services with maturity date of April 4, 2018. As of September 30, 2017 and June 30, 2017, the balance under this loan were $2,693 and $4,308, respectively.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. As of September 30, 2017 and June 30, 2017, the outstanding balance under this loan were $0 and $261, respectively.

As of September 30, 2017 and June 30, 2017, the Company had an outstanding loan balance of $1,599 from one (1) vendor of the Company.

12.	Loan payable – related parties

On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $150,820 with maturity date on December 31, 2017; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment. As of June 30, 2017, the outstanding balance under this note was $150,820 with $6,033 interest discount to loan payable. As of September 30, 2017, the outstanding balance under this note was $150,820.

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of September 30, 2017 and June 30, 2017, the balance of the loan were $17,984 and $34,015, respectively.

On November 21, 2016, SGMD received a loan from the Company’s director. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of September 30, 2017 and June 30, 2017, the balance of the loan from Sugarmade were $29,951 and $9,252, respectively.

On December 1, 2016, SGMD received a loan from an employee for $12,500 with an interest charge of $12,500. This amount was recorded as interest owed to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on December 1, 2017. As of June 30, 2017, the balance is $6,250.

From time to time, SWC would receive short-term loans from LMK Capital, LLC (“LMK”) for its working capital needs. As of September 30, 2017 and June 30, 2017, the Company had outstanding balance of $34,107 borrowed from LMK Capital., LLC, a company affiliated with CEO Chan.

13.	Shares to be issued

At September 30, 2017, the Company was obligated to issue 2,000,000 shares of Series B Convertible Preferred Stock for three EB-5 investments with the total amount of $1,500,000. The Company received $2,000,000 proceeds during the year ended June 30, 2017 with fair value of $2,000,000. On April 1, 2015, the Company completed a series of transactions and amended its Articles of Incorporation creating a series of preferred stock of 10,000,000 shares, which shall be designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Series B will not be eligible for dividends. Five years from the date of issue (the “Conversion Date”), assuming the Series B investor is approved for l-526 under the U.S Government’s EB-5 Investment Program, each Preferred Share will automatically convert into that number of Common Shares having a “fair market value” of the Initial Investment plus a five (5) percent annualized return on Initial Investment. Fair market value will be determined by averaging the closing sale price of a Common Share for the 40 trading days immediately preceding the date of conversion on the U.S. stock exchange on which Common Shares are publicly traded. The offering was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. The funds received were used for general working capital purposes and to accelerate order deliveries to customers.

Subsequent to September 30, 2017, the Company was obligated to issue 2,500,000 restricted common shares for equity financing of $125,000.

As of September 30, 2017, the company was obligated to issue 2,474,474 restricted common shares for debt conversion.

As of September 30, 2017, the company was obligated to issue 1,007,286 restricted common shares for services in lieu of cash.

As of September 30, 2017, the Company was obligated to issue 300,000 restricted common shares for past services. The market value of the shares issued was $0.06 per share. The fair market value of the 300,000 shares was $18,000, and was recorded as a liability for stock to be issued - common shares.

14.	Commitments and contingencies

On April 1, 2015, the Company entered into a lease for general office and warehouse in City of Industry, California with a lease term of one year. The monthly rent was $11,884. The Company renewed the lease to March 31, 2016, effective April 1, 2016 to March 31, 2017, increasing the rent from $11,884 to $13,238. On March 6, 2017, the Company executed a Fifth Amendment to the Lease, in which the Monthly rent increased from $13,238 to $15,043 effective from April 1, 2017 to March 31, 2018. As of September 30, 2017, the Monthly rent is $15,043. As of April 1, 2018, the have vacated and return the property to the property owner and have no further lease commitment associated with this property.

On February 23, 2018 the Company entered into lease agreement for a new office space as part of the plan to expand operation, the lease is set to commence Commencing March 1, 2018. The term of the lease is for a (5) Five Years with 1 month free on the 1st year of the term. The monthly rent on the 1st year will be $11,770 with a 3% increase for each subsequent year. Total commitment for the full term of the lease will be $737,367. As of the date of this filing, this property became the headquarter of the company.

15.	Subsequent events

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

On Feb 28, 2018 the Company sold 1,000,000 restricted common shares to an accredited investor for $50,000, at a price per share equal to $0.05.

On March 15, 2018 the Company sold 1,000,000 restricted common shares to an accredited investor for $50,000, at a price per share equal to $0.05.

On March 20, 2018 the Company sold 4,000,000 restricted common shares to an accredited investor for $200,000, at a price per share equal to $0.05.

On March 26, 2018 the Company sold 300,000 restricted common shares to an accredited investor for $15,000, at a price per share equal to $0.05.

On March 19, 2018, the Company entered a consulting agreement with a consultant for services related to Research Distribution Services. The company will issue 75,000 restricted common shares to the consultant in additions to the $10,500 cash payment. The fair value of the 75,000 shares at grant date was $13,125.

On June 26, 2017, the Company entered into a straight promissory note with a Nevada Company that is managed by one of our former director Mr. Yu for $150,820. The note has a term of six (6) months with an interest rate of 12%. On March 19, 2018, the Nevada Company agreed to settled the outstanding principle and interest balance of $150,820 for 1,508,200 shares of restricted common shares. The fair value of the 1,508,200 shares at settlement date was $0.175 per share x share counts.

On July 17, 2017, the Company entered into a convertible promissory note with a Nevada Company that is managed by one of our former director Mr. Yu for $164,900. The note has a term of twelve (12) months with an interest rate of 8% and is convertible into common shares at a fixed price of $0.025. On March 20, 2018, the Company issued 4,530,846 common shares in exchange for the conversion of $164,900 of convertible debt and accrued interest of $5,225.

On March 20, 2018, the Company entered a consulting agreement with a consultant for services related to sourcing and quality control. The service term is six months, the company will issue 1,000,000 restricted common shares to the consultant in lieu of $50,000. The fair value of the 1,000,000 shares at grant date was $184,900.

On April 2, 2018 the Company sold 1,000,000 restricted common shares to an accredited investor for $50,000, at a price per share equal to $0.05.

On August 3, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of nine (9) months with an interest rate of 10% and is convertible into common shares at a 45% discount. On April 3, 2018, the Company issued 2,234,696 common shares in exchange for the conversion of $159,781 of convertible debt and accrued interest of $9,781.

On April 18, 2018 the Company sold 1,428,571 restricted common shares to an accredited investor for $100,000, at a price per share equal to $0.07.

On April 19, 2018 the Company sold 1,171,429 restricted common shares to an accredited investor for $82,000, at a price per share equal to $0.07.

On April 20, 2018 the Company sold 1,828,571 restricted common shares to an accredited investor for $128,000, at a price per share equal to $0.07.

On May 8, 2018 the Company sold 2,400,000 restricted common shares to an accredited investor for $120,000, at a price per share equal to $0.05.

On May 10, 2018 the Company sold 1,000,000 restricted common shares to an accredited investor for $50,000, at a price per share equal to $0.05.

On May 11, 2018 the Company sold 300,000 restricted common shares to an accredited investor for $15,000, at a price per share equal to $0.05.

On May 14, 2018 the Company sold 1,000,000 restricted common shares to an accredited investor for $50,000, at a price per share equal to $0.05.

On May 14, 2018 the Company sold 1,000,000 restricted common shares to an accredited investor for $50,000, at a price per share equal to $0.05.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 2, 2018, the Registrant engaged L&L CPAS, PA as Registrant’s independent registered public accounting firm. Neither the Registrant, nor anyone on its behalf, has consulted with L&L CPAS, PA regarding (i) the type of final audit opinion that might be rendered on the Company’s financial statements and neither a written report nor oral advice was provided to the Company that L&L CPAS, PA concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

On March 21, 2018, the Board of Directors of Sugarmade, Inc. (the “Company”) dismissed BF Borgers CPA (“Borgers”) as the principal auditor for the Company. The Company’s Board of Directors approved the dismissal of Borgers. The principal accountant’s report on the financial statements for the period from June 30, 2014 to and as of June 30, 2017 did not contain an adverse opinion or a disclaimer of opinion, nor did such statements contain qualifiers or modifiers as to uncertainty, audit scope, or accounting principles. There were no disagreements with Borgers whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Borgers satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward- looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

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

Employees and consultants

The company employees approximately 45 full-time and part-time workers, and consultants, most of whom work within the City of Monrovia, California headquarters location, while small numbers are in our distribution warehouse located in Duarte, California.

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

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2017 and 2016.

	For the three months ended
	September 30,
	2017	2016

Net Sales	1,177,214	1,127,554
Cost of Goods Sold:	852,949	699,651
Gross profit	324,265	427,903
Operating Expenses	1,018,988	489,495
Loss From Operations	(694,724)	(61,592)
Other non-operating Income (Expense):	(394,610)	202,789
Net Income (Loss)	(1,089,334)	141,197

Revenues

For the three-month periods ending September 30, 2017 and September 30, 2016, revenues were $1,177,214 and $1,127,554, respectively. The increase was primarily due to the industry’s seasonal trend.

Cost of goods sold

For the three-month periods ending September 30, 2017 and September 30, 2016, costs of goods sold were $852,949 and $699,651 respectively. The increase was primarily due to the frozen yogurt sector expanding and preparing for the industry’s pick-up in its seasonal trend.

Gross profit

For the three months period ending September 30, 2017 and September 30, 2016, gross profit were $324,265 and $427,903, respectively. The decrease was primarily due to a refocus on the types of products sold by the Company.

Operating expenses

For the three-month periods ending September 30, 2017 and September 30, 2016, operating expenses were $1,018,988 and $489,495, respectively. The increase was primarily due to higher stock compensation expense for consulting expense as the company engaged certain industry experts to help the company expanding its markets.

Other non-operating income expense.

The Company had total other non-operating expense of $394,610 and a income of $202,789 for the three months ending September 30, 2017 and September 30, 2016, respectively. The increase in operating expenses is related to the accounting for derivative liabilities.

Net income (loss)

Net loss totaled $1,089,334 for the three month period ending September 30, 2017, compared to a net income totaling $141,197 for the three-month period ending September 30, 2016. The decrease in net income was primarily due the increasing in total operating expenses.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of September 30, 2017, our Company had cash balance of $926, current assets totaling $972,499 and total assets of $1,260,307. We had current and total liabilities totaling $6,540,861. Stockholders’ equity reflected a deficit of $5,280,554.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2017 and 2016:

	2017	2016
Cash (used in) provided by:
Operating activities	$(692,508)	$(296,834)
Investing activities	(139,316)	—
Financing activities	730,870	310,345

Net cash used in operating activities was $692,508 for the three months ending September 30, 2017, and $296,834 for the three months ending September 30, 2016. The decrease of net cash flows used in operating activities was primarily due to the increasing in the operating expenses.

There were fixed assets purchased during the three months ended September 30, 2017 relating to investing activities.

Net cash provided by financing activities was $730,870 for the three months ended September 30, 2017 and $310,345 for the three months ended September 30, 2016. The increase was due to proceeds from issuance of convertible notes.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were ineffective due to the Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sugarmade, Inc., a Delaware corporation

June 7, 2018	By:	/s/ Jimmy Chan
Jimmy Chan
CEO, CFO, and Director