Form 10-Q
period 2017-12-31
Sugarmade, Inc.
filed 2018-07-17
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number: 000-23446

SUGARMADE, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3008888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 Royal Oaks Dr., Suite 108, Monrovia, CA	91016
(Address of principal executive offices)	(Zip Code)

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

At July 12, 2018, there were 248,567,203 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

 SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED December 31, 2017

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

PART 1: Financial Information
Item I
Sugarmade, Inc. and Subsidiary Consolidated Balance Sheets

	December 31, 2017	June 30, 2017
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$33,413	$101,880
Accounts receivable, net	234,462	113,218
Inventory, net	517,603	568,229
Loan receivables	107,000	10,000
Other current assets	145,494	190,338

Total current assets	1,037,973	983,665

Equipment, net	167,969	61,792
Intangible assets, net	41,250	73,125
Other assets	31,081	27,081

Total assets	$1,278,273	$1,145,663

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Bank overdraft	$51,554	$—
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,387,010	1,503,920
Accounts payable – related party	—	23,086
Customer deposits	185,441	232,591
Unearned revenue	49,041	63,304
Other payable	230,864	223,482
Accrued interest	148,170	116,236
Accrued compensation and personnel related payables	11,403	11,403
Notes payable – related parties	54,000	70,666
Loans payable	256,388	192,801
Loans payable – related parties	200,471	228,412
Convertible notes payable, net	937,658	1,502,023
Convertible notes payable, related party, net	50,000	—
Derivative liabilities	5,039,998	1,134,000
Warrants liabilities	15,654	25,250
Shares to be issued	2,476,659	893,000

Total liabilities	11,120,293	6,246,156

Stockholders’ equity (deficiency):
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized, 247,395,774 and 226,734,372 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively)	247,397	226,735
Additional paid-in capital	23,064,167	20,768,185
Shares to be issued, investments	(16,800,000)	—
Shares to be issued, preferred shares	2,000,000	2,000,000
Shares to be issued, common shares	17,274,474	467,996
Accumulated deficiency	(35,628,058)	(28,563,409)

Total stockholders’ equity (deficiency)	(9,842,020)	(5,100,493)

Total liabilities and stockholders’ equity (deficiency)	$1,278,273	$1,145,663

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Operations

For the three and six months ended December 31, 2017 and 2016

(Unaudited)

	Three months ended December 31		Six months ended December 31
	2017	2016	2017	2016

Revenues, net	$938,754	$728,092	$2,115,968	$1,855,646

Cost of goods sold:
Materials and freight costs	657,249	525,809	1,510,199	1,225,460

Total cost of goods sold	657,249	525,809	1,510,199	1,225,460

Gross profit	281,505	202,283	605,769	630,186

Operating expenses:
Selling, general and administrative expenses	1,033,316	1,112,340	2,052,304	1,601,835

Total operating expenses	1,033,316	1,112,340	2,052,304	1,601,835

Loss from operations	(751,811)	(910,057)	(1,446,535)	(971,649)

Non-operating income (expense):
Other income	14,408	194	15,075	244
Interest expense	(74,744)	(61,332)	(206,329)	(73,695)
Change in fair value of derivative liabilities	(4,924,302)	(355,000)	(5,064,955)	(112,000)
Loss on conversion	—	(307,458)	—	(324,754)
Other expense	(243,865)	(12,252)	(366,905)	(22,856)

Total non-operating income (expense)	(5,223,504)	(735,849)	(5,618,114)	(533,061)

Net income (loss)	$(5,975,315)	$(1,645,906)	$(7,064,649)	$(1,504,710)

Basic net income (loss) per share	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Diluted net income (loss) per share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Basic weighted average common shares outstanding	244,474,615	202,875,029	237,925,753	193,657,020
Diluted weighted average common shares outstanding *	244,474,615	202,875,029	237,925,753	193,657,020

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows For

the six months ended December 31, 2017 and 2016

(Unaudited)

	For the six months ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(7,064,649)	$(1,504,710)
Adjustments to reconcile net loss to cash flows from operating activities: Initial valuation of debt discount	125,642	—
Loss on extinguishment of liability	—	324,754
Amortization of debt discount	249,322	21,111
Stock based compensation	728,729	640,000
Change in fair value of derivative liability	5,064,954	112,000
Depreciation and amortization	26,954	—

Changes in assets and liabilities:
Accounts receivable	(121,244)	34,213
Inventory	50,626	(55,127)
Other assets	(61,157)	(173,916)
Bank overdraft	51,554	(6,219)
Accounts payable and accrued liabilities	(166,510)	9,249
Customer deposits	(47,150)	(57,607)
Unearned revenue	(14,263)	(29,372)
Accrued interest and Other payables	65,830	(117,994)

Net cash used in operating activities	(1,111,362)	(803,617)

Cash flows from investing activities:
Acquisition of intangible assets	(11,775)	—
Acquisition of property and equipment	(133,131)	(4,177)

Net cash used in investing activities	(144,906)	(4,177)

Cash flows from financing activities:
Proceeds from shares to be issued	361,478	125,000
Proceeds from convertible notes	702,653	392,500
Repayment of notes payable	—	—
Payment to Note payable – related parties	(16,666)	—
Proceeds from loans	63,587	440,140
Repayment of loan payable-related parties	(27,941)	—
Repayment of loans	—	(148,495)
Proceeds from advance share issuance	104,690	—
Loan receivable	—	3,500

Net cash provided by financing activities	1,187,801	807,915

Net increase (decrease) in cash	(68,467)	798

Cash paid during the period for:
Cash, beginning of period	101,880	911
Cash, end of period	$33,413	$1,709

Interest	$—	$—
Income taxes	$—	$10,109
Supplemental disclosure of non-cash financing activities Debts settled through shares issuance	$564,415	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business

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

As of the end of the reporting period, December 31, 2017, we were involved in several businesses including, 1) the supply of products to the quick service restaurant sub-sector of the restaurant industry, 2) as a distributor of paper products derived from non-wood sources and, 3) as a marketer of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix.

As of the date of this filing, we are involved in several businesses including:

1) Supplying the hydroponic and indoor/outdoor cultivation agricultural market sectors, including the cannabis cultivation, processing and distribution sectors. While we supply products to these industries, none of our operations involve the cultivation, processing, distribution or the engagement in any business operations regarding the cultivation, processing or distribution of any cannabis product or any product containing cannabis. While our entrance into this business sector was announced during late November 2017, we did not begin to recognize revenues from this operation until later in calendar 2018.

2) The supply of genetic and custom printed products to the quick service restaurant sub-sector of the restaurant industry and,

3) As a marketer and distributor of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix.

During the first calendar quarter of 2018, our management team and our board of directors determined the business operation of acting as a distributor of paper products derived from non-wood sources was no longer strategic to the Company and thus, this business operation was discontinued.

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

As of the end of the reporting period, December 31, 2017, we were also a distributor of paper made from 100% reclaimed sugarcane fiber, enhanced with bamboo. Sugarcane fiber, called bagasse, is a discarded byproduct of sugarcane production. As of the date of this filing, we have discontinued this business operation, as our board of directors determined superior revenue growth opportunities existed elsewhere within the marketplace.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2017, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2017. The interim results for the period ended December 31, 2017 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SWC. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued losses from operations during the six months ended December 31, 2017 and for the fiscal year ended June 30, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

Sugarmade, Inc. is planning on implementing Topic 606. Results for reporting periods beginning within the next fiscal year will be presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Sugarmade experienced no impact to the opening balance of the accumulated deficit or revenues for any quarterly period as a result of applying Topic 606.

Sugarmade will apply a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.

Substantially all of Sugarmade’s revenue is recognized at the time control of the products transfers to the customer.

Additionally, Sugarmade has substantially increased its accounting and financial staffs and enhanced its information technology and accounting systems software to ensure proper and effective implementation of Topic 606.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $234,462 as of December 31, 2017 and of $113,218 as of June 30, 2017.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of December 31, 2017 and June 30, 2017, the balance for the inventory totaled $517,603 and $568,229, respectively. Obsolescence reserve at December 31, 2017 and June 30, 2017 were $134,526 and $70,332, respectively.

Intangible assets, net

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2017.

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

Loss per share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. As of December 31, 2017, there are approximately 31,915,377 potential shares issuable upon conversion of convertible debts and 505,000 shares of warrants were excluded in calculating diluted loss per share for the six months ended December 31, 2017 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model for the six months ended December 31, 2017.

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2017
	December 31,	Using Fair Value Hierarchy
	2017	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$5,039,998	$—	$5,039,998	$—
Total	$5,039,998	$—	$5,039,998	$—

June 30, 2017
Expected life (years)	0.74
Risk-free interest rate	1.68%
Expected volatility	161%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2017
	June 30,	Using Fair Value Hierarchy
	2017	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$1,134,000	$—	$1,134,000	$—
Total	$1,134,000	$—	$1,134,000	$—

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under non-operating income (expense).

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Refer to Note 7 for details.

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

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than invent tory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

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

Customers

For the three months ended December 31, 2017 and December 31, 2016, our Company earned net revenues of $938,754 and $728,092 respectively. For the six months ended December 31, 2017 and December 31, 2016, our Company earned net revenues of $2,115,968 and $1,855,646 respectively. The vast majority of these revenues for the period ending December 31, 2017 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending December 31, 2016 were derived from a limited number of customers. No customers accounted for over 10% of the Company’s total revenues for the year ended December 31, 2017.

Suppliers

For the six months end December 31, 2017, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent. One supplier accounted for 65% and two suppliers each accounted for 8% of the Company’s total inventory purchase in the six-months ended December 31, 2017 and December 31, 2016 respectively.

4.	Equity Transaction - Exclusive License Rights

On December 13, 2017, we entered into a Master Marketing Agreement with BizRight Hydroponic, Inc. (“BizRight”), a leading marketer and manufacturer of cannabis and hydroponic growth supplies, which offers a range of hydroponics-related products including: HPS grow lights, electronic ballasts, HPS Bulbs, nutrient mixes, environmental control products, pH measurement and calibration solutions and other cannabis-related grow and storage products. BizRight operates the ZenHydro.com website and other e-commerce properties, and sells various products to distributors and retailers.

Under the terms of the Master Marketing Agreement, all products procured, developed and imported by BizRight will be sold by the Company. The expected term of the exclusive license rights is 20 years. BizRight and its owners will be compensated via a combination of cash and common shares in Sugarmade. Effective the contract date, Bizright will be compensated Two hundred million (200,000,000) common shares. Sugarmade will compensate BizRight and its owners six million dollars ($6,000,000) in cash. The amount due will be divided over 3 payments equally and are contingent upon the filing of the S-1 and significant funding.

The shares to be issued in connection with the acquisition of exclusive license rights were booked under share to be issued- contra equity account. The shares to be issued were valued at $16,800,000, or $0.084 per share which was the share price on December 13, 2017, the acquisition date.

5.	Litigation

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

There   can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

6.	Convertible Notes

As of December 31, 2017 and June 30, 2017, the balance owing on convertible notes with term as describe below was $937,658 and $1,502,023, respectively.

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

Convertible note 5: On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended December 31, 2017.

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

Convertible note 7: On January 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $43,000. The note has a term of twelve (12) months with an interest of 8% and is convertible to common shares at a 45% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended December 31, 2017.

Convertible note 8: On February 8, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended December 31, 2017.

Convertible note 11: On February 9, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

Convertible note 15: On February 15, 2017, the Company entered into a convertible promissory note with an accredited investor for $63,000. The note has a term of nine (9) months with an interest rate of 8% and is convertible to common shares at 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended December 31, 2017.

Convertible note 16: On February 16, 2017, the Company entered into a convertible promissory note with an accredited investor for $30,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended December 31, 2017.

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

On December 7, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.05.

As of December 31, 2017, the Company’s convertible notes consisted of following:

			Conversion		Balance
Principal	Default		in	# of	as of		Interest
Amount	Penalty	Repayment	principal	shares	12.31.17	Due Date	Rate	Conversion Price
25,000.00	—	—	—	—	25,000.00	7/1/2016	10%	75% of the average of 30 days prior to the conversion date.
25,000.00	—	—	—	—	25,000.00	7/1/2016	10%	75% of the average of 30 days prior to the conversion date.
100,000.00	—	—	—	—	100,000.00	7/1/2016	10%	75% of the average of 30 days prior to the conversion date.
20,000.00	—	—	20,000.00	737,748	—	7/17/2017	8%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
50,000.00	—	—	50,000.00	2,931,188	—	8/8/2017	8%	40% discount of average two lowest price of last 20 trading days prices
80,000.00	—	—	80,000.00	4,530,846	—	7/20/2017	8%	40% discount of average two lowest price of last 20 trading days prices
66,023.00	—	—	66,023.00	3,712,324	—	8/24/2017	8%	40% discount of average two lowest price of last 20 trading days prices
75,000.00	—	—	75,000.00	4,378,547	—	7/31/2017	8%	40% discount of average two lowest price of last 20 trading days prices
100,000.00	—	—	—	—	100,000.00	12/1/2017	10%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
70,000.00	—	—	70,000.00	4,067,072	—	9/23/2017	8%	40% discount of average two lowest price of last 20 trading days prices
200,000.00	—	—	200,000.00	11,557,652	—	9/30/2017	8%	40% discount of average two lowest price of last 20 trading days prices
340,000.00	—	—	—	—	340,000.00	5/12/2018	10%	45% discount of lowest price of last 20 trading days prices
72,500.00	—	—	—	—	72,500.00	5/13/2018	10%	45% discount of lowest price of last 20 trading days prices
150,000.00	—	—	—	—	150,000.00	5/3/2018	10%	45% discount to average of 3 lowest trading price during last 20 trading days
150,000.00	—	—	—	—	150,000.00	6/15/2018	10%	42% discount to average of 3 lowest trading price during last 20 trading days
164,900.00	—	—	—	—	164,900.00	7/17/2018	8%	The conversion price shall be $0.025 per share
35,000.00	—	—	—	—	35,000.00	8/22/2018	8%	40% discount of average two lowest price of last 20 trading days prices
15,000.00	—	—	—	—	15,000.00	9/26/2018	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	—	—	—	50,000	12/7/2018	8%	The conversion price shall be $0.05 per share
1,788,423					1,227,400

In connection with the convertible debt, debt discount balance as of December 31, 2017 and June 30, 2017 were $289,742 and $45,000 respectively and were being amortized and recorded as interest expenses over the term of the convertible debt.

7.	Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. As of December 31, 2017 and June 30, 2017, the derivative liability was $5,039,998 and $1,134,000, respectively. The Company recorded $5,064,955 loss and $243,000 gain from changes in derivative liability during the six months ended December 31, 2017 and 2016, respectively. The Black- Scholes model with the following assumption inputs:

December 31, 2017
Annual dividend yield	—
Expected life (years)	0.01 – 1 year
Risk-free interest rate	1.29% – 1.76%
Expected volatility	103% - 206%

June 30, 2017
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

Fair value of the derivative is summarized as below:

Beginning Balance, September 30, 2017	1,479,052
Additions	—
Mark to Market	4,924,302
Reclassification to APIC due to conversions	(1,363,356)
Balance, December 31, 2017	5,039,978

8.	Stock warrants

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

On May 17, 2017, the Company entered a promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with an exercise price of $0.15 per share and have cashless exercise option. The fair value of the warrants at the grant date was $40,400. As of December 31, 2017 and June 30, 2017, the fair value of the warrant liability was $15,653 and $25,250, respectively. The Black-Scholes model with the following assumption inputs:

Warrants liability	December 31, 2017
Annual dividend yield	—
Expected life (years)	3.61
Risk-free interest rate	1.89%
Expected volatility	424%

Warrants issued in May 2017	June 30, 2017
Annual dividend yield	—
Expected life (years)	3.86
Risk-free interest rate	1.89%
Expected volatility	440%

Warrants issued in 2012 with extension to July 1, 2016	June 30, 2016
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

Below is the movement of warrants for the period ending December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2015	131,250	$0.20
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2016	131,250	0.20
Expired	131,250	0.20
Granted	505,000	$0.15	4
Outstanding at June 30, 2017	505,000	$0.15	3.86
Granted	—	—
Exercised	—	—

Outstanding at December 31, 2017	505,000	$0.15	3.61

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of December 31, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of December 31, 2017 and June 30, 2017, the loan principal balance was $25,982.

Note payable due to related party

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of December 31, 2017 and June 30, 2017, this note had a balance of $18,000.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, who owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six (6) months. However, this note was now payable upon demand per the oral agreement with the lender. As of December 31, 2017 and June 30, 2017, this note had a balance of $20,000.

On January 13, 2014, the Company entered into a promissory note with an employee (an employee of the Company, who owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of twenty-four (24) months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of December 31, 2017 and June 30, 2017, this note had a balance of $6,000 and $12,666, respectively.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of December 31, 2017 and June 30, 2017, this note had a balance of $10,000 and $20,000, respectively.

As of December 31, 2017 and June 30, 2017, the Company has an outstanding balance of notes payable due to related parties of 54,000 and $70,666, respectively.

9.	Stockholder’s Deficiency

The Company is authorized to issue 300,000,000 shares of $.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of December 31 and June 30, 2017, the Company had 247,395,774 and 226,734,372 shares of its common stock issued and outstanding.

10.	Common shares issued for services

In September 2017, the Company issued 4,736,842 shares of commons stock for services. The fair value of the shares were valued at $0.04, the closing price of the grant date.

In December 2017, the Company issued 7,860,000 shares of commons stock for services. The fair value of the shares were valued at $0.04, the closing price of the grant date.

11.	Related party transactions

As of December 31, 2017, the Company had outstanding balance of $304,471 owed to various related parties. See note 7 and 12 for the details.

12.	Loans payable

On January 25, 2017, SWC entered into an agreement with a lending company for $100,000 for its working capital needs. As of December 31, 2017 and June 30, 2017, the Company has an outstanding balance of $0 and $10,036, respectively.

During the year ended June 30, 2017, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of December 31, 2017 and June 30, 2017, the outstanding balance with Greater Asia loans were $214,400 and $140,125, respectively.

On July 1, 2016, the Company entered into a repayment agreement with its employee for $20,280 at no interest. As of December 31, 2017 and June 30, 2017, the Company has an outstanding balance of $8,780. Repayment on this loan will be repaid at a later date with no interest being accrued.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of December 31, 2017 and June 30, 2017, the Company has an outstanding balance of $4,076.

On July 2, 2015, the Company entered into a repayment agreement with an individual for $22,583 at no interest. As of December 31, 2017 and June 30, 2017, the Company has an outstanding balance of $13,936.

On March 5, 2013, the Company entered an equipment loan agreement with Toyota financial services with maturity date of April 4, 2018. As of December 31, 2017 and June 30, 2017, the balance under this loan were $1,077 and $4,308, respectively.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. As of December 31, 2017 and June 30, 2017, the outstanding balance under this loan were $0 and $261, respectively.

As of December 31, 2017 and June 30, 2017, the Company had an outstanding loan balance of $1,599 from one (1) vendor of the Company.

13.	Loan payable – related parties

On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $150,820 with maturity date on December 31, 2017; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment. As of June 30, 2017, the outstanding balance under this note was $150,820 with $6,033 interest discount to loan payable. As of December 31, 2017 and June 30, 2017, the outstanding balance under this note was $150,820, respectively.

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of December 31, 2017 and June 30, 2017, the balance of the loan were $40,706 and $34,015, respectively.

On November 21, 2016, SGMD received a loan from the Company’s director. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of December 31, 2017 and June 30, 2017, the balance of the loan from Sugarmade were $29,951 and $9,252, respectively.

On December 1, 2016, SGMD received a loan from an employee for $12,500 with an interest charge of $12,500. This amount was recorded as interest owed to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on December 1, 2017. As of December 31, 2017 and June 30, 2017, the balance is $40,706 and 40,265, respectively.

From time to time, SWC would receive short-term loans from LMK Capital, LLC (“LMK”) for its working capital needs. As of December 31, 2017 and June 30, 2017, the Company had outstanding balance of $17,983 and 34,107, respectively, borrowed from LMK Capital., LLC, a company affiliated with CEO Chan.

14.	Shares to be issued

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

On December 7, 2017, The Company received a notice from a convertible note holder informing the Company the note dated May 12, 2017 was in default due to the Company’s lack of timely reporting. As a result of the default, the interest rate on the note was raised from 10% to 22%. As a result of the late filing of the Company’s fiscal year ending June 30, 2017 on Form 10-K, the balance due on the note increased by 15%. As a result of the late filing of the Company’s fiscal quarter ending December 31, 2017 on Form 10-Q, the balance due on the note is increased by an additional 15%. After the accrual of interest and the increases outlined herein, the balance on the note may be increase by $86,876.

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

At December 31, 2017, the Company was obligated to issue 2,000,000 shares of Series B Convertible Preferred Stock for three EB-5 investments with the total amount of $1,500,000. The Company received $2,000,000 proceeds during the year ended June 30, 2017 with fair value of $2,000,000. On April 1, 2015, the Company completed a series of transactions and amended its Articles of Incorporation creating a series of preferred stock of 10,000,000 shares, which shall be designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Series B will not be eligible for dividends. Five years from the date of issue (the “Conversion Date”), assuming the Series B investor is approved for l-526 under the U.S Government’s EB-5 Investment Program, each Preferred Share will automatically convert into that number of Common Shares having a “fair market value” of the Initial Investment plus a five (5) percent annualized return on Initial Investment. Fair market value will be determined by averaging the closing sale price of a Common Share for the 40 trading days immediately preceding the date of conversion on the U.S. stock exchange on which Common Shares are publicly traded. The offering was made pursuant to SEC Rule 506 Section 4(2), which provides exemption from registration for transactions, which are not public offerings. The funds received were used for general working capital purposes and to accelerate order deliveries to customers.

Subsequent to December 31, 2017, the Company was obligated to issue 6,400,000 restricted common shares for equity financing of $95,000.

Subsequent to December 31, 2017, the company was obligated to issue 3,117,629 restricted common shares for debt conversion.

On December 1, 2016, the Company modified its agreement with Bao Coc International Paper and BAO COC INTERNATIONAL PAPER AND PLASTIC COMPANY LIMITED ("Bao Cao"), of the Socialist Republic of Vietnam. Under the terms of the revised agreement, the Company shall purchase products manufactured by the current contract manufacturers and distribute such products to various quick service restaurant and institutions in the United States. Revenues from such products shall belong to Sugarmade. The price of these products will be determined from time to time in mutual agreement between the Parties. Sugarmade shall be responsible for compensating the contract manufacturer and collection of monies from the end customer with all revenues belonging to the Company. The company is obligated to issue 5,000,000 restricted common shares, the fair market value of the 5,000,000 shares was $400,000. As of December 31, 2017, these shares had yet to be issued and were recorded as a liability for stock to be issued – common shares.

As of December 31, 2017, the Company was obligated to issue 1,638,819 restricted common shares for past services. The market value of the shares issued was $0.033 per share. The fair market value of the 1,628,819 shares was $54,081, and was recorded as a liability for stock to be issued – common shares.

As of December 31, 2017, the Company was obligated to issue 7,860,000 shares to its employees as year-end bonus, the fair value of the 7,860,000 shares was $494,648, and was recorded as a liability for stock to be issued – common shares.

15.	Commitments and contingencies

On April 1, 2015, the Company entered into a lease for general office and warehouse in City of Industry, California with a lease term of one year. The monthly rent was $11,884. The Company renewed the lease to March 31, 2016, effective April 1, 2016 to March 31, 2017, increasing the rent from $11,884 to $13,238. On March 6, 2017, the Company executed a Fifth Amendment to the Lease, in which the Monthly rent increased from $13,238 to $15,043 effective from April 1, 2017 to March 31, 2018. As of December 31, 2017, the Monthly rent is $15,043. As of April 1, 2018, the have vacated and return the property to the property owner and have no further lease commitment associated with this property.

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

16.	Subsequent events

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

On June 26, 2018, the Company entered into a straight promissory note with a Nevada Company that is managed by one of our former director Mr. Yu for $150,820. The note has a term of six (6) months with an interest rate of 12%. On March 19, 2018, the Nevada Company agreed to settled the outstanding principle and interest balance of $150,820 for 1,508,200 shares of restricted common shares. The fair value of the 1,508,200 shares at settlement date was $0.175 per share x share counts.

On July 17, 2018, the Company entered into a convertible promissory note with a Nevada Company that is managed by one of our former director Mr. Yu for $164,900. The note has a term of twelve (12) months with an interest rate of 8% and is convertible into common shares at a fixed price of $0.025. On March 20, 2018, the Company issued 4,530,846 common shares in exchange for the conversion of $164,900 of convertible debt and accrued interest of $5,225.

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

On August 3, 2018, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of nine (9) months with an interest rate of 10% and is convertible into common shares at a 45% discount. On April 3, 2018, the Company issued 2,234,696 common shares in exchange for the conversion of $159,781 of convertible debt and accrued interest of $9,781.

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

On May 28, 2018 the Company sold 1,000,000 restricted common shares to an accredited investor for $50,000, at a price per share equal to $0.05.

On June 8, 2018 the Company entered into a consulting agreement for services to assist the Company in exploring and identifying corporate acquisitions and other strategies to accelerate the Company’s growth. In return for the consultant’s services, the Company will issue 500,000 restricted common shares for $500.00 at a discounted price per share equal to $0.001. The fair value of the 500,000 shares at the grant date was $70,000. Additionally, consultant will be compensated $10,000 per month for the period of Six (6) months, consultant may choose to convert any portion of this cash compensation to common shares; such shares will be value at 15% discount to the lowest closing price for the seven (7) trading days before such election is made.

On June 8, 2018 the Company entered into a consulting agreement for services to assist the Company in exploring and identifying corporate acquisitions and other strategies to accelerate the Company’s growth. In return for the consultant’s services, the Company will issue 500,000 restricted common shares for $1,000.00 at a discounted price per share equal to $0.001. The fair value of the 500,000 shares at the grant date was $70,000. Additionally, consultant will be compensated $15,000 per month for the period of Six (6) months, consultant may choose to convert any portion of this cash compensation to common shares; such shares will be value at 15% discount to the lowest closing price for the seven (7) trading days before such election is made.

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

As of the date of this filing, the Company’s primary business is the supplying the hydroponic and indoor/outdoor cultivation agricultural market sectors, including the cannabis cultivation, processing and distribution sectors. While we supply products to these industries, none of our operations involve the cultivation, processing, distribution or the engagement in any business operations regarding the cultivation, processing or distribution of any cannabis product or any product containing cannabis. While our entrance into this business sector was announced during late November 2017, we did not begin to recognize revenues from this operation until later in calendar 2018.

We are also a significant player in the market for generic and custom printed-paper and other goods for the quick service restaurant industry, via our CarryOutSupplies.com business operation. The larger competitive suppliers that service this sector usually require restaurant customers to order large quantities of custom and generic printed-paper and other products. CarrryOutSupplies allows these smaller establishments to gain the marketing and advertising benefits of customized printed products without tying up large amounts of working capital. The Company is in process of significantly increasing the number of products offered to the restaurant industry. Whereas the current product emphasis is limited mainly to custom and generic printed items, a new division of the Company, called CaliRestaurantSupplies.com, will expand both the number of products offered and the target market for the Company. The Company already services approximately 2,000 takeout establishments, restaurants, and other food service operators via a product offering of approximately 2,000 items.

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

The Company has also acted as a distributor printer and copier paper derived from non-wood sources via its Sugamade Paper product. Third party contract manufacturers use agricultural residuals, namely bagasse (derived from sugar cane) and bamboo, as opposed to wood products, significantly reducing the manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products. The Company marketed this tree free paper product via school and organization fund-raisers and directly to corporations and institutions. As of the first calendar quarter of 2018, the Company’s management team and board of directors determined this business unit was no long strategic and thus the Company has terminated these operations.

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

Results of Operations

The following table sets forth the results of our operations for the three and six months ended December 31, 2017 and 2016.

	For the three months ended
	December 31,
	2017	2016

Net Sales	938,754	728,092
Cost of Goods Sold:	657,249	525,809
Gross profit	281,505	202,283
Operating Expenses	1,033,316	1,112,340
Loss From Operations	(751,811)	(910,057)
Other non-operating Income (Expense):	(5,223,504)	(735,849)
Net Income (Loss)	(5,975,315)	(1,645,906)

	For the six months ended
	December 31,
	2017	2016

Net Sales	2,115,968	1,855,646
Cost of Goods Sold:	1,510,199	1,225,460
Gross profit	605,769	630,186
Operating Expenses	2,052,304	1,601,835
Loss From Operations	(1,446,535)	(971,649)
Other non-operating Income (Expense):	(5,618,114)	(533,061)
Net Income (Loss)	(7,064,649)	(1,504,710)

Revenues

For the three-month periods ending December 31, 2017 and December 31, 2016, revenues were $938,754 and $728,092, respectively. The increase was primarily due to the industry’s seasonal trend. For the six-month periods ending December 31, 2017 and December 31, 2016, revenues were $2,115,968 and $1,855,646, respectively. The increase was primarily due to the industry’s seasonal trend.

Cost of goods sold

For the three-month periods ending December 31, 2017 and December 31, 2016, costs of goods sold were $657,249 and $525,809 respectively. The increase was primarily due to the frozen yogurt sector expanding and preparing for the industry’s pick-up in its seasonal trend. For the six-month periods ending December 31, 2017 and December 31, 2016, costs of goods sold were $1,510,199 and $1,225,460 respectively. The increase was primarily due to the frozen yogurt sector expanding and preparing for the industry’s pick-up in its seasonal trend.

Gross profit

For the three months period ending December 31, 2017 and December 31, 2016, gross profit were $281,505 and $202,283, respectively. The increase was primarily due to a refocus on the types of products sold by the Company. For the six months period ending December 31, 2017 and December 31, 2016, gross profit were $605,769 and $630,186, respectively. The decrease was primarily due to a refocus on the types of products sold by the Company.

Operating expenses

For the three-month periods ending December 31, 2017 and December 31, 2016, operating expenses were $1,033,176 and $1,112,340, respectively. For the six-month periods ending December 31, 2017 and December 31, 2016, operating expenses were $2,052,164 and $1,601,835, respectively. The increase was primarily due to higher stock compensation expense as the company engaged certain industry experts to help the company expanding its markets.

Other non-operating income expense.

The Company had total other non-operating expense of $5,223,504 and $735,849 for the three months ending December 31, 2017 and December 31, 2016, respectively. The increase in operating expenses is related to the accounting for derivative liabilities. The Company had total other non-operating expense of $5,618,114 and $533,061 for the six months ending December 31, 2017 and December 31, 2016, respectively. The increase in operating expenses is related to the accounting for derivative liabilities.

Net income (loss)

Net loss totaled $5,975,315 for the three month period ending December 31, 2017, compared to a net loss totaling $1,645,906 for the three-month period ending December 31, 2016. The increase in net loss was primarily due the increasing in total non-operating expenses. Net loss totaled $7,064,649 for the six month period ending December 31, 2017, compared to a net loss totaling $1,504,710 for the six-month period ending December 31, 2016. The increase in net loss was primarily due the increasing in total non-operating expenses.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of December 31, 2017, our Company had cash balance of $33,413, current assets totaling $1,037,973 and total assets of $1,278,273. We had current and total liabilities totaling $9,650,920. Stockholders’ equity reflected a deficiency of $9,842,020.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six-months ended December 31, 2017 and 2016:

	2017	2016
Cash (used in) provided by:
Operating activities	$(1,111,362)	$(803,617)
Investing activities	(144,906)	—
Financing activities	1,187,801	804,415

Net cash used in operating activities was $1,111,362 for the six months ending December 31, 2017, and $803,617 for the six months ending December 31, 2016. The increase of net cash flows used in operating activities was primarily due to the increasing in the operating expenses.

There were fixed assets purchased during the six months ended December 31, 2017 relating to investing activities.

Net cash provided by financing activities was $1,187,801 for the six months ended December 31, 2017 and $804,415 for the six months ended December 31, 2016. The increase was due to proceeds from issuance of convertible notes.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sugarmade, Inc., a Delaware corporation

July 17, 2018	By:	/s/ Jimmy Chan
Jimmy Chan
CEO, CFO, and Director