Form 10-Q
period 2018-03-31
Sugarmade, Inc.
filed 2018-08-02
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

FOR THE PERIOD ENDED March 31, 2018

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

PART 1: Financial Information
Item I
Sugarmade, Inc. and Subsidiary Consolidated Balance Sheets

	March 31, 2018	June 30, 2017
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$8,643	$101,880
Accounts receivable, net	352,520	113,218
Inventory, net	467,782	568,229
Loan receivables	396,334	10,000
Other current assets	173,398	190,338

Total current assets	1,398,677	983,665

Equipment, net	157,216	61,792
Intangible assets, net	39,025	73,125
Other assets	32,351	27,081

Total assets	$1,627,269	$1,145,663

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Bank overdraft	$13,260	$—
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,309,111	1,503,920
Accounts payable – related party	23,600	23,086
Customer deposits	264,102	232,591
Customer overpayment	35,202	—
Unearned revenue	51,334	63,304
Other payable	189,826	223,482
Accrued interest	152,695	116,236
Accrued compensation and personnel related payables	11,403	11,403
Notes payable – related parties	48,000	70,666
Loans payable	223,143	192,801
Loans payable – related parties	69,795	228,412
Convertible notes payable, net	768,797	1,502,023
Convertible notes payable, related party, net	50,000	—
Derivative liabilities	846,571	1,134,000
Warrants liabilities	15,654	25,250
Shares to be issued	4,072,086	893,000

Total liabilities	8,170,558	6,246,156

Stockholders’ equity (deficiency):
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized, 247,395,774 and 226,734,372 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively)	247,397	226,735
Additional paid-in capital	23,577,063	20,768,185
Shares to be issued, investments	(16,800,000)	—
Shares to be issued, preferred shares	2,000,000	2,000,000
Shares to be issued, common shares	17,274,474	467,996
Accumulated deficiency	(32,842,222)	(28,563,409)

Total stockholders’ equity (deficiency)	(6,543,289)	(5,100,493)

Total liabilities and stockholders’ equity (deficiency)	$1,627,269	$1,145,663

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Operations

For the three and nine months ended March 31, 2018 and 2017

(Unaudited)

	Three months ended March 31		Nine months ended March 31
	2018	2017	2018	2017

Revenues, net	$2,965,404	$903,950	$5,081,372	$2,759,959

Cost of goods sold:
Materials and freight costs	2,107,834	614,414	3,618,033	1,839,874

Total cost of goods sold	2,107,834	614,414	3,618,033	1,839,874

Gross profit	857,570	289,536	1,463,339	919,721

Operating expenses:
Selling, general and administrative expenses	2,849,789	693,623	4,901,953	2,295,458

Total operating expenses	2,849,789	693,623	4,901,953	2,295,458

Loss from operations	(1,992,220)	(404,087)	(3,438,615)	(1,375,737)

Non-operating income (expense):
Other income	14,206	194	29,281	243
Interest expense	(303,484)	(61,332)	(509,813)	(169,022)
Change in fair value of derivative liabilities	(1,384,423)	(355,000)	(6,449,378)	(1,449,000)
Loss on conversion	—	(307,458)	—	(1,209,314)
Other expense	(612,894)	(12,252)	(979,799)	—

Total non-operating income (expense)	(2,286,594)	(735,849)	(7,909,709)	(2,827,093)

Net income (loss)	$(4,278,814)	$(1,645,906)	$(11,348,323)	$(4,202,830)

Basic net income (loss) per share	$(0.02)	$(0.01)	$(0.05)	$(0.01)
Diluted net income (loss) per share	$(0.02)	$(0.01)	$(0.05)	$(0.01)

Basic weighted average common shares outstanding	247,395,774	202,875,029	237,925,753	9,929,119
Diluted weighted average common shares outstanding *	247,395,774	202,875,029	237,925,753	9,929,119

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows For

the nine months ended March 31, 2018 and 2017

(Unaudited)

	For the nine months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(11,348,323)	$(4,202,830)
Adjustments to reconcile net loss to cash flows from operating activities: Initial valuation of debt discount	125,642	—
Loss on extinguishment of liability	—	1,209,314
Amortization of debt discount	314,677	—
Stock based compensation	926,754	658,000
Change in fair value of derivative liability	9,578,061	1,449,000
Depreciation and amortization	85,807	30,942

Changes in assets and liabilities:
Accounts receivable	(239,302)	(14,309)
Inventory	100,447	(154,883)
Other assets	(374,664)	(83,519)
Bank overdraft	13,260	(28,377)
Accounts payable and accrued liabilities	(194,809)	(53,086)
Customer deposits	66,713	43,480
Unearned revenue	(11,970)	(26,766)
Accrued interest and Other payables	3,317	(130,869)

Net cash used in operating activities	(954,390)	(1,303,903)

Cash flows from investing activities:
Acquisition of intangible assets	(13,999)	—
Acquisition of property and equipment	(133,132)	(24,052)

Net cash used in investing activities	(147,131)	(24,052)

Cash flows from financing activities:
Proceeds from shares to be issued	361,478	225,000
Proceeds from convertible notes	702,653	1,264,523
Repayment of notes payable	—	—
Payment to Note payable – related parties	(22,666)	(10,000)
Proceeds from loans	30,342	700,910
Repayment of loan payable-related parties	(158,617)	—
Repayment of loans	—	(776,505)
Proceeds from advance share issuance	95,094	—
Loan receivable	—	3,500

Net cash provided by financing activities	1,008,284	1,403,928

Net increase (decrease) in cash	(93,237)	75,973

Cash paid during the period for:
Cash, beginning of period	101,880	911
Cash, end of period	$8,643	$76,884

Interest	$—	$—
Income taxes	$—	$13,395
Supplemental disclosure of non-cash financing activities Debts settled through shares issuance	$993,250	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business

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

As of the end of the reporting period, March 31, 2018, we were involved in several businesses including, 1) the supply of products to the quick service restaurant sub-sector of the restaurant industry, 2) as a distributor of paper products derived from non-wood sources and, 3) as a marketer of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix.

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

As of the end of the reporting period, March 31, 2018, we were also a distributor of paper made from 100% reclaimed sugarcane fiber, enhanced with bamboo. Sugarcane fiber, called bagasse, is a discarded byproduct of sugarcane production. As of the date of this filing, we have discontinued this business operation, as our board of directors determined superior revenue growth opportunities existed elsewhere within the marketplace.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2017, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the period ended June 30, 2017. The interim results for the period ended March 31, 2018 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SWC. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued losses from operations during the nine months ended March 31, 2018 and for the fiscal year ended June 30, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $234,462 as of March 31, 2018 and of $113,218 as of June 30, 2017.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of March 31, 2018 and June 30, 2017, the balance for the inventory totaled $467,782 and $568,229, respectively. Obsolescence reserve at March 31, 2018 and June 30, 2017 were $134,526 and $70,332, respectively.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of March 31, 2018.

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

Loss per share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. As of March 31, 2018, there are approximately 31,915,377 potential shares issuable upon conversion of convertible debts and 505,000 shares of warrants were excluded in calculating diluted loss per share for the six-months ended March 31, 2018 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model for the nine months ended March 31, 2018.

	Carrying Value	Fair Value Measurements at
	As of	March 31, 2018
	March 31,	Using Fair Value Hierarchy
	2018	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$846,571	$—	$846,571	$—
Total	$846,571	$—	$846,571	$—

	June 30, 2017	March 31, 2018
Expected life (years)	0.74	0.34
Risk-free interest rate	1.68%	1.60%~1.88%
Expected volatility	161%	205%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2017
	June 30,	Using Fair Value Hierarchy
	2017	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$1,134,000	$—	$1,134,000	$—
Total	$1,134,000	$—	$1,134,000	$—

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

Customers

For the three months ended March 31, 2018 and March 31, 2017, our Company earned net revenues of $2,965,404 and $903,950 respectively. For the nine months ended March 31, 2018 and March 31, 2017, our Company earned net revenues of $5,081,372 and $2,759,595 respectively. The vast majority of these revenues for the period ending March 31, 2018 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending March 31, 2017 were derived from a limited number of customers. No customers accounted for over 10% of the Company’s total revenues for the year ended March 31, 2018.

Suppliers

For the nine months end March 31, 2018, we purchased products for sale by CarryOutSupplies from several contract manufacturers located in Asia. A substantial portion of the Company’s inventory is purchased from one supplier that functions as an independent foreign procurement agent. One supplier accounted for 65% and two suppliers each accounted for 8% of the Company’s total inventory purchase in the nine- months ended March 31, 2018 and March 31, 2017 respectively.

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

As of March 31, 2018 and June 30, 2017, the balance owing on convertible notes with term as describe below was $818,797 and $1,502,023, respectively.

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2018, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2018, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2018, the note is in default.

Convertible note 4: On December 19, 2016, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount.

Convertible note 5: On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended March 31, 2018.

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

Convertible note 7: On January 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $43,000. The note has a term of twelve (12) months with an interest of 8% and is convertible to common shares at a 45% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended March 31, 2018.

Convertible note 8: On February 8, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended March 31, 2018.

Convertible note 11: On February 9, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares.

Convertible note 15: On February 15, 2017, the Company entered into a convertible promissory note with an accredited investor for $63,000. The note has a term of nine (9) months with an interest rate of 8% and is convertible to common shares at 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended March 31, 2018.

Convertible note 16: On February 16, 2017, the Company entered into a convertible promissory note with an accredited investor for $30,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the quarter ended March 31, 2018.

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

Convertible note 13: On March 1, 2017, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount to the then current market price of our shares. As of March 31, 2018, the note is in default.

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

As of March 31, 2018, the Company’s convertible notes consisted of following:

			Conversion		Balance
Principal	Default		in	# of	as of		Interest
Amount	Penalty	Repayment	principal	shares	12.31.17	Due Date	Rate	Conversion Price
25,000.00	—	—	—	—	25,000.00	7/1/2016	10%	75% of the average of 30 days prior to the conversion date.
25,000.00	—	—	—	—	25,000.00	7/1/2016	10%	75% of the average of 30 days prior to the conversion date.
100,000.00	—	—	—	—	100,000.00	7/1/2016	10%	75% of the average of 30 days prior to the conversion date.
20,000.00	—	—	20,000.00	737,748	—	7/17/2017	8%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
50,000.00	—	—	50,000.00	2,931,188	—	8/8/2017	8%	40% discount of average two lowest price of last 20 trading days prices
80,000.00	—	—	80,000.00	4,530,846	—	7/20/2017	8%	40% discount of average two lowest price of last 20 trading days prices
66,023.00	—	—	66,023.00	3,712,324	—	8/24/2017	8%	40% discount of average two lowest price of last 20 trading days prices
75,000.00	—	—	75,000.00	4,378,547	—	7/31/2017	8%	40% discount of average two lowest price of last 20 trading days prices
100,000.00	—	—	—	—	100,000.00	12/1/2017	10%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
70,000.00	—	—	70,000.00	4,067,072	—	9/23/2017	8%	40% discount of average two lowest price of last 20 trading days prices
200,000.00	—	—	200,000.00	11,557,652	—	9/30/2017	8%	40% discount of average two lowest price of last 20 trading days prices
340,000.00	—	—	125,000	11,320,929	215,000.00	5/12/2018	10%	45% discount of lowest price of last 20 trading days prices
150,000.00	—	—	—	—	150,000.00	5/3/2018	10%	45% discount to average of 3 lowest trading price during last 20 trading days
150,000.00	—	—	—	—	150,000.00	6/15/2018	10%	42% discount to average of 3 lowest trading price during last 20 trading days
164,900.00	—	—	164,900	6,596,000	—	7/17/2018	8%	The conversion price shall be $0.025 per share
35,000.00	—	—	—	—	35,000.00	8/22/2018	8%	40% discount of average two lowest price of last 20 trading days prices
15,000.00	—	—	—	—	15,000.00	9/26/2018	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	—	—	—	50,000	12/7/2018	8%	The conversion price shall be $0.05 per share
1,788,423					865,000

In connection with the convertible debt, debt discount balance as of March 31, 2018 and June 30, 2017 were $105,136 and $45,000 respectively and were being amortized and recorded as interest expenses over the term of the convertible debt.

7.	Derivative liabilities

The derivative liability is derived from the conversion features in note 5 and stock warrant in note 7. All were valued using the weighted-average Black-Scholes-Merton option pricing model using the assumptions detailed below. As of March 31, 2018 and June 30, 2017, the derivative liability was $846,571 and $1,134,000, respectively. The Company recorded $6,449,378 loss and $1,449,000 loss from changes in derivative liability during the nine months ended March 31, 2018 and 2017, respectively. The Black- Scholes model with the following assumption inputs:

March 31, 2018
Annual dividend yield	—
Expected life (years)	0.01 – 1 year
Risk-free interest rate	1.29% – 1.76%
Expected volatility	103% - 206%

June 30, 2017
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2017	5,039,978
Additions	-
Mark to Market	(3,680,512)
Reclassification to APIC due to conversions	(512,895)
Balance, March 31, 2018	846,571

8.	Stock warrants

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

On May 17, 2017, the Company entered a promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with an exercise price of $0.15 per share and have cashless exercise option. The fair value of the warrants at the grant date was $40,400. As of March 31, 2018 and June 30, 2017, the fair value of the warrant liability was $15,653 and $25,250, respectively. The Black-Scholes model with the following assumption inputs:

Warrants liability	March 31, 2018
Annual dividend yield	—
Expected life (years)	3.61
Risk-free interest rate	1.89%
Expected volatility	424%

Warrants issued in May 2017	June 30, 2017
Annual dividend yield	—
Expected life (years)	3.86
Risk-free interest rate	1.89%
Expected volatility	440%

Warrants issued in 2012 with extension to July 1, 2016	June 30, 2016
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

Below is the movement of warrants for the period ending March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2015	131,250	$0.20
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2016	131,250	0.20
Expired	131,250	0.20
Granted	505,000	$0.15	4
Outstanding at June 30, 2017	505,000	$0.15	3.86
Granted	—	—
Exercised	—	—

Outstanding at March 31, 2018	505,000	$0.15	3.61

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of December 31, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of March 31, 2018 and June 30, 2017, the loan principal balance was $25,982.

Note payable due to related party

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of March 31, 2018 and June 30, 2017, this note had a balance of $18,000.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, who owns less than 5% of the Company’s stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six (6) months. However, this note was now payable upon demand per the oral agreement with the lender. As of March 31, 2018 and June 30, 2017, this note had a balance of $20,000.

On January 13, 2014, the Company entered into a promissory note with an employee (an employee of the Company, who owns less than 5% of the Company’s stock). The principal amount was $25,000 and the note bore no interest. The note had a term of twenty-four (24) months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of March 31, 2018 and June 30, 2017, this note had a balance of $0 and $12,666, respectively.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of March 31, 2018 and June 30, 2017, this note had a balance of $10,000 and $20,000, respectively.

As of March 31, 2018 and June 30, 2017, the Company has an outstanding balance of notes payable due to related parties of 48,000 and $70,666, respectively.

9.	Stockholder’s Deficiency

The Company is authorized to issue 300,000,000 shares of $.001 par value common stock and 10,000,000 shares of$.001 par value preferred stock.

As of March 31 and June 30, 2017, the Company had 247,395,774 and 226, 734, 372 shares of its common stock issued and outstanding.

10.	Common shares to be issued for services

In September 2017, the Company issued 4,736,842 shares of commons stock for services. The fair value of the shares were valued at $0.04, the closing price of the grant date.

In December 2017, the Company issued 7,860,000 shares of commons stock for services. The fair value of the shares were valued at $0.04, the closing price of the grant date.

In March 2018, the Company issued 1,075,000 shares of commons stock for services. The fair value of the shares were valued at $0.197, the closing price of the grant date.

11.	Related party transactions

As of March 31, 2018, the Company had outstanding balance of $117,795 owed to various related parties. See note 8 and 13 for the details.

12.	Loans payable

On January 25, 2017, SWC entered into an agreement with a lending company for $100,000 for its working capital needs. As of March 31, 2018 and June 30, 2017, the Company has an outstanding balance of $0 and $10,036, respectively.

During the year ended June 30, 2017, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of March 31, 2018 and June 30, 2017, the outstanding balance with Greater Asia loans were $175,590 and $140,125, respectively.

On July 1, 2016, the Company entered into a repayment agreement with its employee for $20,280 at no interest. As of March 31, 2018 and June 30, 2017, the Company has an outstanding balance of $6,285. Repayment on this loan will be repaid at a later date with no interest being accrued.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of March 31, 2018 and June 30, 2017, the Company has an outstanding balance of $4,076.

On July 2, 2015, the Company entered into a repayment agreement with an individual for $22,583 at no interest. As of March 31, 2018 and June 30, 2017, the Company has an outstanding balance of $13,936.

On March 5, 2013, the Company entered an equipment loan agreement with Toyota financial services with maturity date of April 4, 2018. As of March 31, 2018 and June 30, 2017, the balance under this loan were $1,077 and $4,308, respectively.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. As of March 31, 2018 and June 30, 2017, the outstanding balance under this loan were $0 and $261, respectively.

As of March 31, 2018 and June 30, 2017, the Company had an outstanding loan balance of $1,599 from one (1) vendor of the Company.

13.	Loan payable – related parties

On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $150,820 with maturity date on March 31, 2018; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment. As of June 30, 2017, the outstanding balance under this note was $150,820 with $6,033 interest discount to loan payable. As of March 31, 2018 and June 30, 2017, the outstanding balance under this note was $150,820, respectively.

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of March 31, 2018 and June 30, 2017, the balance of the loan were $0 and $34,015, respectively.

On November 21, 2016, SGMD received a loan from the Company’s director. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of March 31, 2018 and June 30, 2017, the balance of the loan from Sugarmade were $16,336 and $9,252, respectively.

On December 1, 2016, SGMD received a loan from an employee for $12,500 with an interest charge of $12,500. This amount was recorded as interest owed to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on December 1, 2017. As of March 31, 2018 and June 30, 2017, the balance is $52,293 and 40,265, respectively.

From time to time, SWC would receive short-term loans from LMK Capital, LLC (“LMK”) for its working capital needs. As of March 31, 2018 and June 30, 2017, the Company had outstanding balance of $13,952 and 34,107, respectively, borrowed from LMK Capital., LLC, a company affiliated with CEO Chan.

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

On December 7, 2017, The Company received a notice from a convertible note holder informing the Company the note dated May 12, 2017 was in default due to the Company’s lack of timely reporting. As a result of the default, the interest rate on the note was raised from 10% to 22%. As a result of the late filing of the Company’s fiscal year ending June 30, 2017 on Form 10-K, the balance due on the note increased by 15%. As a result of the late filing of the Company’s fiscal quarter ending March 31, 2018 on Form 10-Q, the balance due on the note is increased by an additional 15%. After the accrual of interest and the increases outlined herein, the balance on the note may be increase by $86,876.

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

Subsequent to , 2017, the Company was obligated to issue 6,400,000 restricted common shares for equity financing of $95,000.

Subsequent to December 31, 2017, the company was obligated to issue 3,117,629 restricted common shares for debt conversion.

On December 1, 2016, the Company modified its agreement with Bao Coc International Paper and BAO COC INTERNATIONAL PAPER AND PLASTIC COMPANY LIMITED ("Bao Cao"), of the Socialist Republic of Vietnam. Under the terms of the revised agreement, the Company shall purchase products manufactured by the current contract manufacturers and distribute such products to various quick service restaurant and institutions in the United States. Revenues from such products shall belong to Sugarmade. The price of these products will be determined from time to time in mutual agreement between the Parties. Sugarmade shall be responsible for compensating the contract manufacturer and collection of monies from the end customer with all revenues belonging to the Company. The company is obligated to issue 5,000,000 restricted common shares, the fair market value of the 5,000,000 shares was $400,000. As of March 31, 2018, these shares had yet to be issued and were recorded as a liability for stock to be issued – common shares.

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

Subsequent to March 31, 2018, the Company was obligated to issue 15,850, 000 restricted common shares for equity financing of $780,000.

Subsequent to March 31, 2018, the company was obligated to issue 8,104,200 restricted common shares for debt conversion.

As of March 31, 2018, the Company was obligated to issue 1,075,000 shares to its employees as year-end bonus, the fair value of the 1,075,000 shares was $198,025, and was recorded as a liability for stock to be issued – common shares.

15.	Commitments and contingencies

On April 1, 2015, the Company entered into a lease for general office and warehouse in City of Industry, California with a lease term of one year. The monthly rent was $11,884. The Company renewed the lease to March 31, 2016, effective April 1, 2016 to March 31, 2017, increasing the rent from $11,884 to $13,238. On March 6, 2017, the Company executed a Fifth Amendment to the Lease, in which the Monthly rent increased from $13,238 to $15,043 effective from April 1, 2017 to March 31, 2018. As of March 31, 2018, the Monthly rent is $15,043. As of April 1, 2018, the have vacated and return the property to the property owner and have no further lease commitment associated with this property.

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

On June 26, 2018, the Company entered into a straight promissory note with a Nevada Company that is managed by one of our former director Mr. Yu for $150,820. The note has a term of six (6) months with an interest rate of 12%. On March 19, 2018, the Nevada Company agreed to settle the outstanding principle and interest balance of $150,820 for 1,508,200 shares of restricted common shares. The fair value of the 1,508,200 shares at settlement date was $0.175 per share x share counts.

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

On March 20, 2018, the Company entered a consulting agreement with a consultant for services related to sourcing and quality control. The service term is nine months, the company will issue 1,000,000 restricted common shares to the consultant in lieu of $50,000. The fair value of the 1,000,000 shares at grant date was $184,900.

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

Results of Operations

The following table sets forth the results of our operations for the three and nine months ended March 31, 2018 and 2017.

	For the three months ended
	March 31,
	2018	2017

Net Sales	2,965,404	903,950
Cost of Goods Sold:	2,107,834	614,414
Gross profit	857,570	289,536
Operating Expenses	2,849,789	693,623
Loss From Operations	(1,992,220)	(404,087)
Other non-operating Income (Expense):	(2,286,594)	(735,849)
Net Income (Loss)	(4,278,814)	(1,645,906)

	For the nine months ended
	March 31,
	2018	2017

Net Sales	5,081,372	2,759,959
Cost of Goods Sold:	3,618,033	1,839,874
Gross profit	1,463,339	919,721
Operating Expenses	4,901,953	2,295,458
Loss From Operations	(3,438,615)	(1,375,737)
Other non-operating Income (Expense):	(7,909,709)	(2,827,093)
Net Income (Loss)	(11,348,323)	(4,202,830)

Revenues

For the three-month periods ending March 31, 2018 and 2017, revenues were $2,965,404 and $903,950, respectively. The increase was primarily due to the industry’s seasonal trend. For the nine-month periods ending March 31, 2018 and 2017, revenues were $5,081,372 and $2,759,959, respectively. The increase was primarily due to the industry’s seasonal trend.

Cost of goods sold

For the three-month periods ending March 31, 2018 and 2017, costs of goods sold were $2,107,834 and $614,414 respectively. The increase was primarily due to the frozen yogurt sector expanding and preparing for the industry’s pick-up in its seasonal trend. For the nine-month periods ending March 31, 2018 and 2017, costs of goods sold were $3,618,033 and $1,839,874 respectively. The increase was primarily due to the frozen yogurt sector expanding and preparing for the industry’s pick-up in its seasonal trend.

Gross profit

For the three months period ending March 31, 2018 and 2017, gross profit were $857,570 and $289,536, respectively. The increase was primarily due to a refocus on the types of products sold by the Company. For the nine months period ending March 31, 2018 and 2017, gross profit were $1,463,339 and $919,721, respectively. The decrease was primarily due to a refocus on the types of products sold by the Company.

Operating expenses

For the three-month periods ending March 31, 2018 and 2017, operating expenses were $2,849,789 and $693,923, respectively. For the nine-month periods ending March 31, 2018 and 2017, operating expenses were $4,901,953 and $2,295,458, respectively. The increase was primarily due to higher stock compensation expense as the company engaged certain industry experts to help the company expanding its markets.

Other non-operating expense.

The Company had total other non-operating expense of $2,286,594 and $735,849 for the three months ending March 31, 2018 and 2017, respectively. The increase in operating expenses is related to the accounting for derivative liabilities. The Company had total other non-operating expense of $7,909,709 and $2,827,093 for the nine months ending March 31, 2018 and 2017, respectively. The increase in operating expenses is related to the accounting for derivative liabilities.

Net loss

Net loss totaled $4,278,814 for the three month period ending March 31, 2018, compared to a net loss totaling $1,645,906 for the three-month period ending March 31, 2017. The increase in net loss was primarily due the increasing in total non-operating expenses. Net loss totaled $11,348,323 for the nine month period ending March 31, 2018, compared to a net loss totaling $4,202,830 for the nine month period ending March 31, 2017. The increase in net loss was primarily due the increasing in total non-operating expenses.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of March 31, 2018, our Company had cash balance of $788,643 current assets totaling $2,178,677 and total assets of $2,407,269. We had current and total liabilities totaling $8,950,558. Stockholders’ equity reflected a deficiency of $6,543,289.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine-months ended March 31, 2018 and 2017:

	2018	2017
Cash (used in) provided by:
Operating activities	$(954,390)	$(1,303,903)
Investing activities	(147,131)	(24,052)
Financing activities	1,008,284	1,403,928

Net cash used in operating activities was $954,390 for the nine months ending March 31, 2018, and $1,303,903 for the nine months ending March 31, 2017.

There were fixed assets purchased during the nine months ended March 31, 2018 relating to investing activities.

Net cash provided by financing activities was $1,008,284 for the nine months ended March 31, 2018 and $1,403,928 for the nine months ended March 31, 2017.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were ineffective due to the Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sugarmade, Inc., a Delaware corporation

August 2, 2018	By:	/s/ Jimmy Chan
Jimmy Chan
CEO, CFO, and Director