Form 10-Q/A
period 2018-03-31
Sugarmade, Inc.
filed 2018-08-16
CIK 919175

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

At August 15, 2018 , there were 248,567,203 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

 EXPLANATORY NOTE

We are filing this amendment ("Amendment No. 1") to our Quarterly Report on Form 10-Q for the period ended March 31, 2018, originally filed with the Securities and Exchange Commission (the "SEC") on August 2, 2018, for the purposes of 1) correcting a typographical error in Part 1: Financial Information, specifically labeled Sugarmade, Inc. and Subsidiary Consolidated Balance Sheet and, 2) as an amendment to the certifications originally filed relative to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.  Amendment No. 1 corrects a misstatement that was caused by a clerical error where a previous version of the financial statement was not removed and replaced with an updated version.  Specifically, relative to the Consolidated Statement of Operations and Statement of Cash Flows for the nine-month period ending on March 31, 2018. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related or other disclosures, including forward-looking statements, made in the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q. Please refer to FN 2 below for more details.

SUGARMADE, INC.

FORM 10-Q/A

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

PART 1: Financial Information
Item I
Sugarmade, Inc. and Subsidiary Consolidated Balance Sheets

	March 31, 2018	June 30, 2017
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$8,643	$101,880
Accounts receivable, net	352,520	113,218
Inventory, net	467,782	568,229
Loan receivables	396,334	10,000
Other current assets	173,398	190,338

Total current assets	1,398,677	983,665

Equipment, net	157,216	61,792
Intangible assets, net	39,025	73,125
Other assets	32,351	27,081

Total assets	$1,627,269	$1,145,663

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Bank overdraft	$13,260	$—
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,309,111	1,503,920
Accounts payable – related party	23,600	23,086
Customer deposits	264,102	232,591
Customer overpayment	35,202	—
Unearned revenue	51,334	63,304
Other payable	239,826	223,482
Accrued interest	152,695	116,236
Accrued compensation and personnel related payables	11,403	11,403
Notes payable – related parties	48,000	70,666
Loans payable	223,143	192,801
Loans payable – related parties	69,795	228,412
Convertible notes payable, net	718,797	1,502,023
Convertible notes payable, related party, net	50,000	—
Derivative liabilities	846,571	1,134,000
Warrants liabilities	15,654	25,250
Shares to be issued	4,072,086	893,000

Total liabilities	8,170,558	6,246,156

Stockholders’ equity (deficiency):
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 300,000,000 shares authorized, 247,395,774 and 226,734,372 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively)	247,397	226,735
Additional paid-in capital	23,577,063	20,768,185
Shares to be issued, investments	(16,800,000)	—
Shares to be issued, preferred shares	2,000,000	2,000,000
Shares to be issued, common shares	17,274,474	467,996
Accumulated deficiency	(32,842,222)	(28,563,409)

Total stockholders’ equity (deficiency)	(6,543,289)	(5,100,493)

Total liabilities and stockholders’ equity (deficiency)	$1,627,269	$1,145,663

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Operations

For the three and nine months ended March 31, 2018 and 2017

(Unaudited)

	Three months ended March 31		Nine months ended March 31
	2018 (Restated)	2017	2018 (Restated)	2017

Revenues, net	$849,436	$903,950	$2,965,404	$2,759,595

Cost of goods sold:
Materials and freight costs	594,888	614,414	2,107,834	1,839,874

Total cost of goods sold	594,888	614,414	2,107,834	1,839,874

Gross profit	254,549	289,536	857,570	919,721

Operating expenses:
Selling, general and administrative expenses	797,196	693,623	2,849,789	2,295,458

Total operating expenses	797,196	693,623	2,849,789	2,295,458

Loss from operations	(542,647)	(404,087)	(1,992,219)	(1,375,737)

Non-operating income (expense):
Other income	—	—	14,206	243
Interest expense	(97,107)	(72,471)	(303,484)	(169,022)
Change in fair value of derivative liabilities	3,680,532	(1,337,000)	(1,384,423)	(1,449,000)
Loss on conversion	(250,640)	(884,561)	(250,640)	(1,209,314)
Other expense	(1,265)	—	(362,254)	—

Total non-operating income (expense)	3,331,520	(2,294,032)	(2,286,595)	(2,827,093)

Net income (loss)	$2,788,872	$(2,698,119)	$(4,278,814)	$(4,202,830)

Basic net income (loss) per share	$0.01	$—	$(0.02)	$—
Diluted net income (loss) per share	$0.01	$—	$(0.02)	$—

Basic weighted average common shares outstanding	247,395,774	13,751,366	237,925,753	9,929,119
Diluted weighted average common shares outstanding *	247,395,774	13,751,366	237,925,753	9,929,119

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows For

the nine months ended March 31, 2018 and 2017

(Unaudited)

	For the nine months ended March 31,
	2018 (Restated)	2017
Cash flows from operating activities:
Net loss	$(4,278,814)	$(4,202,830)
Adjustments to reconcile net loss to cash flows from operating activities: Initial valuation of debt discount	125,642	—
Loss on settlement	250,460	1,209,314
Amortization of debt discount	364,663	—
Stock based compensation	789,229	658,000
Change in fair value of derivative liability	1,384,423	1,449,000
Depreciation and amortization	85,807	30,942

Changes in assets and liabilities:
Accounts receivable	(239,302)	(14,309)
Inventory	100,447	(154,883)
Other assets	(374,664)	(83,519)
Bank overdraft	13,260	(28,377)
Accounts payable and accrued liabilities	(194,809)	(53,086)
Customer deposits	66,713	43,480
Unearned revenue	(11,970)	(26,766)
Accrued interest and Other payables	53,317	(130,869)

Net cash used in operating activities	(1,865,597)	(1,303,903)

Cash flows from investing activities:
Acquisition of intangible assets	(13,999)	—
Acquisition of property and equipment	(133,132)	(24,052)

Net cash used in investing activities	(147,131)	(24,052)

Cash flows from financing activities:
Proceeds from shares to be issued	1,322,685	225,000
Proceeds from convertible notes	652,653	1,264,523
Repayment of notes payable	—	—
Payment to Note payable-related parties	(22,666)	(10,000)
Proceeds from loans	30,342	700,910
Repayment of loan payable-related parties	(158,617)	—
Repayment of loans	—	(776,505)
Proceeds from advance share issuance	95,094	—
Loan receivable	—	3,500

Net cash provided by financing activities	1,919,491	1,403,928

Net increase (decrease) in cash	(93,237)	75,973

Cash paid during the period for:
Cash, beginning of period	101,880	911
Cash, end of period	$8,643	$76,884

Interest	$—	$—
Income taxes	$—	$13,395
Supplemental disclosure of non-cash financing activities Debts settled through shares issuance	$993,250	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business

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

2.	Restatement of Financial Statements

On August 2, 2018, the Company mistakenly filed a wrong version of Form 10-Q for the period ended March 31, 2018, the Consolidated Statement of Operations for the three and nine months ended March 31, 2018 and Statement of Cash Flows for the nine-month period ending on March 31, 2018 was misstated. Below is a summary of the adjustments/restatement of the mistakenly filed 10-Q.

	For the Three Months Ended March 31, 2018			For the Nine Months Ended March 31, 2018
	(Original)	(Adjustment)	(Restated)	(Original)	(Adjustment)	(Restated)

Revenues, net	$2,965,404	$(2,115,968)	$849,436	$5,081,372	$(2,115,968)	$2,965,404

Cost of goods sold:	2,107,834	(1,512,946)	594,888	3,618,033	(1,510,199)	2,107,834

Total cost of goods sold	2,107,834	(1,512,946)	594,888	3,618,033	(1,510,199)	2,107,834

Gross profit	857,570	(603,021)	254,549	1,463,339	(605,769)	857,570

Operating expenses:
Selling, general and administrative expenses	2,849,789	(2,052,593)	797,196	4,901,953	(2,052,164)	2,849,789

Total operating expenses	2,849,789	(2,052,593)	797,196	4,901,953	(2,052,164)	2,849,789

Loss from operations	(1,992,220)	1,449,573	(542,647)	(3,438,615)	1,446,396	(1,992,219)

Non-operating income (expense):
Other income	14,206	(14,206)	—	29,281	(15,075)	14,206
Interest expense	(303,484)	206,377	(97,107)	(509,813)	206,329	(303,484)
Change in fair value of derivative liabilities	(1,384,423)	5,064,955	3,680,532	(6,449,378)	5,064,955	(1,384,423)
Loss on conversion	—	(250,640)	(250,640)	—	(250,640)	(250,640)
Other expense	(612,894)	611,629	(1,265)	(979,799)	617,545	(362,254)

Total non-operating income (expense)	(2,286,594)	5,618,114	3,331,520	(7,909,709)	5,623,114	(2,286,595)

Net income (loss)	(4,278,814)	7,067,686	2,788,872	(11,348,323)	7,069,509	(4,278,814)

Basic net income (loss) per share	(0.02)	0.03	0.01	(0.05)	0.03	(0.02)
Diluted net income (loss) per share	(0.02)	0.03	0.01	(0.05)	0.03	(0.02)

Basic weighted average common shares outstanding	247,395,774	—	247,395,774	237,925,753	—	237,925,753
Diluted weighted average common shares outstanding *	247,395,774	—	247,395,774	237,925,753	—	237,925,753

	For the Three Months Ended March 31, 2018
	(Original)	(Adjustment)	(Restated)
Cash flows from operating activities:
Net loss	(11,348,323)	7,069,509	(4,278,814)
Adjustments to reconcile net loss to cash flows from operating activities:	125,642	—	125,642
Initial valuation of debt discount
Loss on settlement	—	250,460	250,460
Amortization of debt discount	314,677	49,986	364,663
Stock based compensation	926,754	(137,525)	789,229
Change in fair value of derivative liability	9,578,061	(8,193,638)	1,384,423
Depreciation and amortization	—	85,807	85,807

Changes in assets and liabilities:
Accounts receivable	(239,302)	—	(239,302)
Inventory	100,447	—	100,447
Other assets	(374,664)	—	(374,664)
Bank overdraft	13,260	—	13,260
Accounts payable and accrued liabilities	(194,809)	—	(194,809)
Customer deposits	66,713	—	66,713
Unearned revenue	(11,970)	—	(11,970)
Accrued interest and Other payables	3,317	50,000	53,317

Net cash used in operating activities	954,390	(2,819,987)	(1,865,597)

Cash flows from investing activities:
Acquisition of intangible assets	(13,999)	—	(13,999)
Acquisition of property and equipment	(133,132)	—	(133,132)

Net cash used in investing activities	(147,131)	—	(147,131)

Cash flows from financing activities:
Proceeds from shares to be issued	361,478	961,207	1,322,685
Proceeds from convertible notes	702,653	(50,000)	652,653
Repayment of notes payable	—	—	—
Payment to Note payable-related parties	(22,666)	—	(22,666)
Proceeds from loans	30,342	—	30,342
Repayment of loan payable-related parties	(158,617)	—	(158,617)
Repayment of loans	—	—	—
Proceeds from advance share issuance	95,094	—	95,094
Loan receivable	—	—	—

Net cash provided by financing activities	1,008,284	911,207	1,919,491

Net increase (decrease) in cash	(93,237)	—	(93,237)

Cash paid during the period for:
Cash, beginning of period	101,880	—	101,880
Cash, end of period	8,643	—	8,643

Interest	—	—	—
Income taxes	—	—	—
Supplemental disclosure of non-cash financing activities Debts settled through shares issuance	993,250	—	993,250

3.	Summary of Significant Accounting

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $352,520 as of March 31, 2018 and of $113,218 as of June 30, 2017.

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

	Carrying Value	Fair Value Measurements at
	As of	March 31, 2018
	March 31,	Using Fair Value Hierarchy
	2018	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$846,571	$—	$—	$846,571
Total	$846,571	$—	$—	$846,571

	June 30, 2017	March 31, 2018
Expected life (years)	0.74	0.34
Risk-free interest rate	1.68%	1.60%~1.88%
Expected volatility	161%	205%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2017
	June 30,	Using Fair Value Hierarchy
	2017	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$1,134,000	$—	$—	$1,134,000
Total	$1,134,000	$—	$—	$1,134,000

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

4.	Concentration

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

5.	Equity Transaction - Exclusive License Rights

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

6.	Litigation

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

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

7.	Convertible Notes

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

As of March 31, 2018, the Company’s convertible notes consisted of following:

			Conversion		Balance
Principal	Default		in	# of	as of		Interest	Conversion
Amount	Penalty	Repayment	principal	shares	12.31.17	Due Date	Rate	Price
25,000.00	—	—	—	—	25,000.00	7/1/2016	10%	75% of the average of 30 days prior to the conversion date.
25,000.00	—	—	—	—	25,000.00	7/1/2016	10%	75% of the average of 30 days prior to the conversion date.
100,000.00	—	—	—	—	100,000.00	7/1/2016	10%	75% of the average of 30 days prior to the conversion date.
20,000.00	—	—	20,000.00	737,748	—	7/17/2017	8%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
50,000.00	—	—	50,000.00	2,931,188	—	8/8/2017	8%	40% discount of average two lowest price of last 20 trading days prices
80,000.00	—	—	80,000.00	4,530,846	—	7/20/2017	8%	40% discount of average two lowest price of last 20 trading days prices
66,023.00	—	—	66,023.00	3,712,324	—	8/24/2017	8%	40% discount of average two lowest price of last 20 trading days prices
75,000.00	—	—	75,000.00	4,378,547	—	7/31/2017	8%	40% discount of average two lowest price of last 20 trading days prices
100,000.00	—	—	—	—	100,000.00	12/1/2017	10%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
70,000.00	—	—	70,000.00	4,067,072	—	9/23/2017	8%	40% discount of average two lowest price of last 20 trading days prices
200,000.00	—	—	200,000.00	11,557,652	—	9/30/2017	8%	40% discount of average two lowest price of last 20 trading days prices
340,000.00	—	—	125,000	11,320,929	215,000.00	5/12/2018	10%	45% discount of lowest price of last 20 trading days prices
150,000.00	—	—	—	—	150,000.00	5/3/2018	10%	45% discount to average of 3 lowest trading price during last 20 trading days
150,000.00	—	—	—	—	150,000.00	6/15/2018	10%	42% discount to average of 3 lowest trading price during last 20 trading days
164,900.00	—	—	164,900	6,596,000	—	7/17/2018	8%	The conversion price shall be $0.025 per share
35,000.00	—	—	—	—	35,000.00	8/22/2018	8%	40% discount of average two lowest price of last 20 trading days prices
15,000.00	—	—	—	—	15,000.00	9/26/2018	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	—	—	—	50,000	12/7/2018	8%	The conversion price shall be $0.05 per share
1,788,423					865,000

In connection with the convertible debt, debt discount balance as of March 31, 2018 and June 30, 2017 were $96,203 and $45,000 respectively and were being amortized and recorded as interest expenses over the term of the convertible debt.

8.	Derivative liabilities

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

March 31, 2018
Annual dividend yield	—
Expected life (years)	0.01 – 1 year
Risk-free interest rate	1.29% – 1.76%
Expected volatility	103% - 206%

June 30, 2017
Annual dividend yield	—
Expected life (years)	0.01
Risk-free interest rate	0.21%
Expected volatility	449%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2017	5,039,978
Additions	-
Mark to Market	(3,680,532)
Reclassification to APIC due to conversions	(512,875)
Balance, March 31, 2018	846,571

9.	Stock warrants

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

10.	Stockholder’s Deficiency

The Company is authorized to issue 300,000,000 shares of $.001 par value common stock and 10,000,000 shares of$.001 par value preferred stock.

As of March 31 and June 30, 2017, the Company had 247,395,774 and 226, 734, 372 shares of its common stock issued and outstanding.

11.	Common shares to be issued for services

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

12.	Related party transactions

As of March 31, 2018, the Company had outstanding balance of $117,795 owed to various related parties. See note 8 and 13 for the details.

13.	Loans payable

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

As of March 31, 2018 and June 30, 2017, the Company had an outstanding loan balance of $1,599 from one (1) vendor of the Company.

14.	Loan payable – related parties

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

15.	Shares to be issued

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

Results of Operations

The following table sets forth the results of our operations for the three and nine months ended March 31, 2018 and 2017.

	For the three months ended
	March 31,
	2018	2017

Net Sales	849,436	903,950
Cost of Goods Sold:	594,888	614,414
Gross profit	254,549	289,536
Operating Expenses	791,196	693,623
Loss From Operations	(542,647)	(404,087)
Other non-operating Income (Expense):	3,331,520	(2,294,032)
Net Income (Loss)	2,788,872	(2,698,119)

	For the nine months ended
	March 31,
	2018	2017

Net Sales	2,965,404	2,759,595
Cost of Goods Sold:	2,107,834	1,839,874
Gross profit	857,570	919,721
Operating Expenses	2,599,149	2,295,458
Loss From Operations	(1,741,579)	(1,375,737)
Other non-operating Income (Expense):	(2,537,235)	(2,827,093)
Net Income (Loss)	(4,278,814)	(4,202,830)

Revenues

For the three-month periods ending March 31, 2018 and 2017, revenues were $849,436 and $903,950, respectively. The decrease was primarily due to the industry’s seasonal trend. For the nine-month periods ending March 31, 2018 and 2017, revenues were $2,965,404 and $2,759,595, respectively. The increase was primarily due to the industry’s seasonal trend.

Cost of goods sold

For the three-month periods ending March 31, 2018 and 2017, costs of goods sold were $594,888 and $614,414 respectively. The decrease was primarily due to decrease in sales. For the nine-month periods ending March 31, 2018 and 2017, costs of goods sold were $2,107,834 and $1,839,874 respectively. The increase was primarily due to the frozen yogurt sector expanding and preparing for the industry’s pick-up in its seasonal trend.

Gross profit

For the three months period ending March 31, 2018 and 2017, gross profit were $254,549 and $289,536, respectively. The decrease was primarily due to a refocus on the types of products sold by the Company. For the nine months period ending March 31, 2018 and 2017, gross profit were $857,570 and $919,721, respectively. The decrease was primarily due to a refocus on the types of products sold by the Company.

Operating expenses

For the three-month periods ending March 31, 2018 and 2017, operating expenses were $791,196 and $693,923, respectively. For the nine-month periods ending March 31, 2018 and 2017, operating expenses were $2,599,149 and $2,295,458, respectively. The increase was primarily due to higher stock compensation expense as the company engaged certain industry experts to help the company expanding its markets.

Other non-operating income (expense)

The Company had total other non-operating income of $3,331,520 and expense of $2,294,032 for the three months ending March 31, 2018 and 2017, respectively. The increase in non-operating income is related to the accounting for derivative liabilities. The Company had total other non-operating expense of $2,537,235 and $2,827,093 for the nine months ending March 31, 2018 and 2017, respectively. The increase in non-operating expenses is related to the accounting for derivative liabilities.

Net income (loss)

Net income totaled $2,788,872 for the three month period ending March 31, 2018, compared to a net loss totaling $2,698,119 for the three-month period ending March 31, 2017. The increase in net income was primarily due the increasing in total non-operating income. Net loss totaled $4,278,814 for the nine month period ending March 31, 2018, compared to a net loss totaling $4,202,830 for the nine month period ending March 31, 2017. The increase in net loss was primarily due the increasing in total non-operating expenses.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of March 31, 2018, our Company had cash balance of $8,643 current assets totaling $1,398,677 and total assets of $1,627,269. We had current and total liabilities totaling $8,170,558. Stockholders’ equity reflected a deficiency of $6,543,289.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine-months ended March 31, 2018 and 2017:

	2018	2017
Cash (used in) provided by:
Operating activities	$(1,915,597)	$(1,303,903)
Investing activities	(147,131)	(24,052)
Financing activities	1,969,491	1,403,928

Net cash used in operating activities was $1,915,597 for the nine months ending March 31, 2018, and $1,303,903 for the nine months ending March 31, 2017.

There were $133,132 fixed assets purchased during the nine months ended March 31, 2018 relating to investing activities.

Net cash provided by financing activities was $1,969,492 for the nine months ended March 31, 2018 and $1,403,928 for the nine months ended March 31, 2017.

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

Sugarmade, Inc., a Delaware corporation

August 15, 2018	By:	/s/ Jimmy Chan
Jimmy Chan
CEO, CFO, and Director