Form 10-K
period 2018-06-30
Sugarmade, Inc.
filed 2018-11-28
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

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

The aggregate market value of the voting and non-voting common equity on June 30, 2018, (the last business day of the registrant's most recently completed quarter) based on the most recent closing trade, which occurred on November 12, 2018 was $0.102 with an implied market cap of approximately $28.73M.

On November 23, 2018 there were 299,897,579 shares outstanding of the issuer's common, the only class of common equity. This amount does not include shares to be issued.

PART I

SIGNATURES	67

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected result. Forward-looking statements of Sugarmade, Inc. and its wholly-owned operating subsidiary, SWC Group, Inc. (collectively, the “Company”) include descriptions of the Company’s plans or objectives for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate,” “anticipates,” “project,” “assume,” “plan,” “predict,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

We make forward-looking statements as set forth above and regarding projected sources of funds and the availability of acquisition and growth opportunities. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of this Annual Report on Form 10-K, and the following:

For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” below.

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events and specifically disclaims any obligation to revise or update such forward looking statements for any reason, except as may be required by applicable law. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

PART I

Item 1.	Business

General

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

On April 23, 2011, we entered into an exchange agreement (the “Exchange Agreement”) with Sugarmade, Inc., a California corporation (“Sugarmade-CA”), which, as a result of the transactions contemplated in the Exchange Agreement, became our wholly-owned subsidiary. Under the terms of the Exchange Agreement, we acquired all of the outstanding stock of Sugarmade-CA (the "Exchange").  On May 9, 2011, our Company completed the Exchange.  Our Company then changed its name from “Diversified Opportunities, Inc.” to “Sugarmade, Inc.” on June 24, 2011. Under the terms of the Exchange Agreement, Sugarmade-CA’s shareholders exchanged all of their shares of stock on a one-for-one basis for an aggregate of 8,864,108 shares of our common stock.  In connection with the Exchange Agreement and effective at the closing of the Exchange transaction, our previous three principal shareholders agreed to enter into a Share Cancellation Agreement pursuant to which 8,762,500 shares held by them were canceled or redeemed in exchange for our Company’s payment of $210,000, the issuance of 200,000 warrants to purchase our common stock at $1.25 per share, and certain registration rights.

We are headquartered in Monrovia, California, a suburb of Los Angeles, with an additional warehouse location in Southern California. As of the date of this filing, we employ 21 full and part-time workers and contractors.

As of the end of the reporting period, June 30, 2018, we were involved in several businesses including, 1) the supply of hydroponic and related agricultural supplies, 2) the supply of products to the quick service restaurant sub-sector of the restaurant industry, and, 3) as a marketer of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix.

These are outlined below:

Hydroponic and Cultivation Supplies

Our primary business operation is the supply of hydroponic and indoor/outdoor cultivation products to the agricultural market sectors, including the legal cannabis cultivation, processing and distribution sectors. Our board of directors believes the Company has a significant market opportunity to act as a supplier to the legal cannabis cultivation, processing and distribution market sectors. We approach these markets as a supplier of products to legal market participants and do not engage in the business of cultivating, processing or distributing cannabis or any products that contain cannabis. While our primary focus has been on companies engaged in such business operations on the west coast of the United States, our business has significantly expanded as legal medical and recreational cannabis business activities have proliferated into many other states. While our business is rapidly expanding across most of the United States, California remains an important marketplace due both the sheer size of the State’s economy and due to the rapid embrace of legalization. We also believe the Company has strong revenue expansion opportunities within the retail hydroponic agricultural sector as these businesses are complementary to our current business. We are currently in process of analyzing several acquisitions for expansion in this area.

During December of 2017, we entered into a master marketing agreement with BizRight, LLC, a leading marketer and manufacturer of cannabis and hydroponic growth supplies, which offers a range of hydroponics-related products including: HPS grow lights, electronic ballasts, HPS Bulbs, nutrient mixes, environmental control products, pH measurement and calibration solutions and other cannabis-related grow and storage products. BizRight operates the ZenHydro.com website and other e-commerce properties, and sells various products to distributors and retailers. This relationship has allowed our Company to significantly expand our revenue growth prospects. As of the date of this filing, the Company has not issued any shares and/or other payments to BizRight, LLC under the master marketing agreement.

During the first quarter of calendar 2017, Sugarmade announced the signing of an exclusive distribution agreement for California, Oregon and Washington with privately held Plantation Corp. for its breakthrough BudLife preservation technology based on integration of specialized gases and natural agents that dramatically extends the useful life of medical marijuana up to six (6) months by actively monitoring the internal containers environment and automatically adjusting its atmosphere as needed. Sugarmade has conducted initial product prototype testing of the BudLife product, realizing positive results. Sugarmade plans to move forward as Plantation’s distribution partner upon availability of the BudLife product line.

Quick Service Restaurant Suppliers

Sugarmade is also a significant supplier to the quick service restaurant sector of the overall restaurant industry. We plan to continue our business pursuits relative to our CarryOutSuppies.com business, which is a producer and wholesaler of custom printed and generic supplies servicing more than 2,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, edible packaging, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009.

Culinary Seasonings

As of the end of the reporting period, June 30, 2018, Sugarmade was also a distributor of culinary seasoning products Sriracha Stix and Seasoning Stix. During September of 2016, the Company completed negotiations for and signed an agreement with HUY FONG FOODS, INC. (“HFFI”), the maker of Sriracha Hot Chili Sauce, under which the Company became a party to a license with HGGI gaining permission from HFFI to use the licensed marks for the limited products and purposes permitted by the license. Based on this agreement and a separate marketing and sales agreement signed with Seasoning Stixs International, LLC, the Company markets a culinary seasoning product named Sriracha Seasoning Stixs. Sriracha Seasoning Stixs are encapsulated Huy Fong Sriracha Sauce and other seasonings in the form of a stick, which are inserted into meat, fish and poultry prior to cooking. All trademarks, service marks and intellectual property remain the property of the respective owners.

During the first calendar quarter of 2018, our management team and our board of directors determined the business operation of acting as a distributor of paper products derived from non-wood sources was no longer strategic to the Company and thus, this business operation was discontinued.

As of the end of the second calendar quarter of 2018, our management team and our board of directors determined the business operation of acting as a marketer and distributor of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix was no longer strategic to the Company and thus this business operation was terminated in order to focus all corporate resources in hydroponic-related and quick services restaurant-related areas.

In the future, we plan to continue to concentrate primarily on the hydroponic and cultivation market place, in addition to the quick service restaurant supply sector. In addition, we are currently analyzing expanding our business operations into the hydroponic and cultivation retail sector via direct acquisitions of participants in that market sector.

Employees and Consultants

As of June 30, 2018, the Company had approximately seven (7) employees.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the "SEC"). The public may obtain information by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. For quarterly and annual reports, only those reports that were required to be filed through June 30, 2018 are available as of the date of this report.

Item 1A. Risk Factors

RISK FACTORS

Cautionary Statements

The discussions and information in this Form 10-K may contain both historical and forward-looking statements. To the extent that the Form 10-K contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of our business, please be advised that our actual financial condition, operating results, and business performance may differ materially from that projected or estimated by us in forward-looking statements. We have attempted to identify, in context, certain of the factors we currently believe may cause actual future experience and results to differ from our current expectations.

RISKS RELATED TO OUR BUSINESS

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern.

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. Our auditors, L&L CPAs, have indicated in their report on the Company’s financial statements for the fiscal year ended June 30, 2018, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and substantial decline in our working capital. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding, continued growth, improved operating margins and our ability to profitably meet service commitments. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

We face risks associated with strategic acquisitions.

Our business strategy includes strategically acquisitions of businesses and assets, some of which may be material. We plan to investigate and acquire strategic businesses with the potential to be accretive to earnings, increase our market penetration, brand strength and our market position or enhancement our existing product offerings. There can be no assurance that we will be able to identify or successfully complete transactions with suitable acquisition candidates in the future.

These acquisitions may involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

●	Any acquired business could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;
●	We may incur or assume significant debt in connection with our acquisitions;
●	Acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long term; and
●	Acquisitions could create demands on our management that we may be unable to effectively address, or for which we may incur additional costs.

Additionally, if we were to undertake a substantial acquisition, the acquisition would likely need to be financed in part through additional financing from banks, through possible public offerings or private placements of debt or equity securities or through other arrangements. There can be no assurance that the necessary acquisition financing would be available to us on acceptable terms if and when required.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. We may also unknowingly inherit liabilities from acquired businesses or assets that arise after the acquisition and that are not adequately covered by indemnities. Following any business acquisition, we could experience difficulty in integrating personnel, operations, financial and other systems, and in retaining key employees and customers. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. We may record goodwill and other intangible assets on our consolidated balance sheet in connection with our acquisitions. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our financial condition and results of operations.

We may have difficulties integrating acquisitions or identifying new acquisitions.

A major part of our strategy is to grow through acquisition. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. Moreover, any acquired product lines or businesses may require a greater than anticipated amount of trade, promotional and capital spending. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses that we have recently acquired or may acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

Financial market conditions may impede our access to, or increase the cost of, financing for acquisitions.

Any future financial market disruptions or tightening of the credit markets, may make it more difficult for us to obtain financing for acquisitions or increase the cost of obtaining financing. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies that are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing.

We may need additional capital in the future, which could dilute the ownership of current shareholders or we may be unable to secure additional funding in the future or to obtain such funding on favorable terms.

Historically, we have raised equity capital to support and expand our operations. To the extent that we raise additional equity capital, existing shareholders will experience a dilution in the voting power and ownership of their common stock, and earnings per share, if any, would be negatively impacted. Our inability to use our equity securities to finance our operations could materially limit our growth. Any borrowings made to finance operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. The amount and timing of such additional financing needs will vary principally depending on the timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain a credit facility. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet debt service requirements. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. Our inability to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

The success of our new and existing products and services is uncertain.

We expect to continue to commit significant resources and capital to develop and market existing and new products, services and enhancements. These products and services are relatively untested, and there is no assurance that we will achieve market acceptance for these products and services, or other new products and services that we may offer in the future. Moreover, these and other new products and services may face significant competition with new and existing competitors. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products, services or enhancements could seriously harm our business, financial condition and results of operations. In addition, we are subject to raw material pricing which can erode the profitability of our products and put additional negative pressure on profitability. Moreover, if we fail to accurately project demand for our new or existing products, we may encounter problems of overproduction or underproduction which would materially and adversely affect our business, financial condition and results of operations, as well as damage our reputation and brand.

Third-party suppliers could fail to fulfill our orders for parts used to assemble our products, which would disrupt our business, increase our costs, harm our reputation, and potentially cause us to lose our market.

We depend on international third-party suppliers, including in The People’s Republic of China, for materials used to assemble our products. Changing federal tariffs could adversely affect our international third-party suppliers. We cannot predict the nature of any future tariffs, laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our suppliers and our business. These suppliers could increase prices to us, fail to produce products to our specifications or in a workmanlike manner and may not deliver the material or products on a timely basis. Our suppliers may also have to obtain inventories of the necessary parts and tools for production. Any change in our suppliers’ approach to tariffs or resolving production issues could disrupt our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers, providing specifications and testing initial production. Such disruptions in our business and/or delays in fulfilling orders would materially and adversely affect our business, financial condition and results of operations, as well as damage our reputation and brand.

Even if we expand our customer base, there is no assurance that we will continue to make a profit.

Our revenue growth has been derived from the sale of our products. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and expanding our customer base. There can be no assurance that customers will purchase our products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. Even if we obtain more customers, there is no guarantee that we will be able to continue to generate a profit. Because we have limited capital, we may be required to limit our products and services. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy our products to operate profitably. If we cannot market our new and existing products and services profitably, we may have to limit or suspend or cease operations.

If we are able to expand our business operations, we may be unable to successfully manage our future growth.

If we are able to continue expanding our operations, we may experience periods of rapid growth that will require additional resources. Any such growth could place increased strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. In addition, we will need to expand the scope of our infrastructure and develop further physical resources. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with the business objectives could have a material adverse effect on our business and results of operations.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition.

Our strategy envisions growing our business. We plan to expand our product, sales, administrative and marketing operations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.

If we do not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.

Our future success depends, in part, on our ability to expand our product and service offerings. To that end we have engaged in the process of identifying new product opportunities to provide additional products and related services to our customers. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging trends, our business could be harmed. We have already and may have to continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

The success of new products depends on several factors, including proper new product definition, timely completion, and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify additional new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, product development, sales, and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products, and services and launch new products and service offerings. We may also experience an adverse impact on our operations and revenues if acquisition or integration activities disrupt key customer and supplier relationships or if we fail to retain, motivate and integrate key management and other employees of acquired businesses.

If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenue or increased costs.

Our success is highly dependent on the continued services of our key management and technical personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team or any of the managerial or technical staff may significantly delay or prevent the achievement of product development, our growth strategies and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified technical and managerial personnel. We operate in several geographic locations where labor markets are particularly competitive, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, engineering and science. The process of hiring suitably qualified personnel is often lengthy, and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business would materially and adversely affect our business, financial condition and results of operations, as well as damage our reputation and brand.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities.

From time to time, we may receive complaints from customers regarding our goods and services. We may become subject to product liability lawsuits from customers alleging injury because of a purported defect in our products or services, claiming substantial damages and demanding payments from us. Liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. We may be in the chain of ownership when we supply or distributes products, and therefore is subject to the risk of being held legally responsible for such products. Given the nature of these products (including their relation to cannabis or for other reasons), these claims may not be subject to insurance coverage or covered by insurance policies. Any resulting litigation, regardless of the merits or eventual outcome, could decrease demand for our products, result in product recalls or withdrawals, be costly, divert management attention, result in increased costs of doing business, or otherwise have a material adverse effect on our business, results of operations, and financial condition. Any litigation or even negative publicity generated as a result of customer frustration or disagreement with the products or services could damage our reputation and diminish the value of our brand name, which could have a material adverse effect on our business, results of operations, and financial condition.

SPECIFIC RISKS RELATING TO OUR BUSINESS AS A SUPPLIER OF TECHNOLOGIES AND PRODUCTS THAT SUPPORT THE LEGAL CULTIVATION AND PROCESSING OF CANNABIS

Because certain of our business plans involve supplying technologies and products that support the legal cultivation and processing of cannabis and other agricultural products in those states that permit it, we are particularly subject to the social, political and economic risks of doing business in those states.

Although our Company is currently not engaged in any business operations involving the actual cultivation, processing or sale of any cannabis product, we are involved in the manufacturing and distribution of products and technologies that support the legal cultivation and processing of cannabis and other agricultural products. As such, circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

●	the responsibility of complying with multiple and, in some respects, conflicting state and federal laws in the United States, including with respect to the manufacturing and distribution of products and technologies that support the legal cultivation and processing of cannabis and other agricultural products;
●	difficulties and costs of staffing and managing operations;
●	unexpected changes in regulatory requirements and other laws;
●	potentially adverse tax consequences;
●	the state medical and/or recreational-use cannabis market fails to develop and grow in ways that we or our customers projected;
●	the impact of national, regional or state specific business cycles and economic instability; and
●	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.

While we do not produce, process, distribute or sell any products containing cannabis or cannabis containing substances, some of our customer may use our products for such purposes. U.S. Federal and foreign regulation and enforcement may adversely affect the implementation of marijuana laws and regulations and may negatively impact our revenue and profit, or we may be found to be violating the Controlled Substances Act or other U.S. federal, state, or foreign laws.

Currently, twenty-nine states and the District of Columbia permit some form of whole-plant cannabis use and cultivation either for medical or recreational use. Many of these states, as well as others, allow or are considering legislation to allow the possession and use of non-psychoactive cannabidiol (“CBD”) oil for some medical conditions only. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts, and it has been reported that several states are actively considering bills to permit recreational use or to decriminalize the use of marijuana. Nevertheless, the federal government continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the federal government and its agencies is that cannabis has no medical benefit, and a range of activities including cultivation and use of cannabis is prohibited.

Marijuana remains illegal under federal law. It is a Schedule I controlled substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The policy and regulations of the federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis in the states we operate in may impact our success. The United States Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for even medicinal purposes.

Regarding federal enforcement, on August 29, 2013 James Cole, the US Deputy Attorney General, issued the “Cole Memo” titled “Guidance Regarding Marijuana Enforcement” which provided guidance to federal prosecutors concerning marijuana enforcement under the CSA (both civil and criminal enforcement). The Cole Memo guided federal prosecutors and states that industry participants should be able to move forward without fear of federal prosecution so long as the states implement "strong and effective regulatory and enforcement systems", subject to eight enforcement areas which the Department of Justice should prioritize when targeting marijuana businesses, including but not limited to money-laundering and sales to minors. In February 2014, the U.S. Treasury and Department of Justice provided guidance intended to give banks confidence that they can transact business and maintain accounts for marijuana businesses in states where marijuana is legal. However, many banks were reluctant to do so. Following the election of President Donald J. Trump and his appointment of Jeff Sessions to the position of Attorney General of the United States, there has been a shift in federal marijuana policy. On January 1, 2018 Jeff Sessions rescinded the Cole memo. As of today, the Rohrabacher-Farr amendment, a federal law designed to “prevent such State[s] from implementing their own State laws that authorize the use, distribution, possession, or cultivation of medical marijuana,” is set to expire on January 19, 2018 and it remains unclear if it will be extended. Given these shifts in federal marijuana policy, we continue to face unknown and unquantifiable risk regarding possible federal enforcement actions. We are not insulated from economic risks that would arise if such enforcement action were undertaken and we can provide no certainty on how we and our shareholders would fair if subject to federal prosecution or legal action. Active enforcement of the current federal regulatory position on cannabis in the states that we operate in may impact our success.

Further, state cannabis laws and regulations are relatively new and constantly evolving, so there are uncertainties as to how the state authorities will interpret and administer applicable regulatory requirements that may be inconsistent with federal law. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain. Thus, such additional enforcement could affect our customers and thus or revenue indirectly.

While we do not produce, process, distribute or sell any products containing cannabis or cannabis containing substances, some of our customers may use our products for such purposes. The U.S. Treasury Department issued guidance (which is not law) with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the Department of Justice, FinCEN or other federal regulators. Thus, most banks and other financial institutions do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked or reviewed at any time by the Trump Administration. While we do not engage in any financial transactions involving proceeds generated by cannabis-related businesses, some of our customer may engage in such transactions. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses.

Our clients may have difficulty accessing the service of banks, which may make it difficult for them to purchase our products and services.

As discussed above, the use of marijuana is illegal under federal law. Therefore, there are banks that will not accept for deposit funds from the derived from or in connection with the cannabis sale, distribution and/or cultivation and may choose not to do business with our clients. Although certain members of Congress are seeking amendments to federal banking regulations to permit banks to transact business with state-authorized recreational and medical marijuana-related businesses, there can be no assurance such legislation will be successful, that banks will decide to do business with authorized recreational and medical marijuana-related businesses, or that in the absence of legislation state and federal banking regulators will not create issues on banks handling funds generated from an activity that is illegal under federal law. The inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to purchase our products and services.

Due to our involvement in the regulated medical and/or recreational-use cannabis industry, we may have a difficult time obtaining the various insurance policies that are desired to operate our business, which may expose us to additional risks and financial liabilities.

Insurance that is otherwise readily available, such as workers' compensation, general liability, and directors' and officers' insurance, is more difficult for us to find and more expensive, because we supply products and technologies that support the legal cultivation and processing of cannabis products. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

RISKS RELATED TO OWNERSHIP OF OUR CAPITAL STOCK

The trading market for our common stock is limited.

We are quoted on the OTC Markets Group’s OTCQB Over-the-Counter Bulletin Board under the trading symbol “SGMD”. The OTCQB is regarded as a junior trading venue. This may result in limited shareholder interest and hence lower prices for our common stock than might otherwise be obtained.

Our principal stockholders, executive officers and directors own a significant percentage of our common stock and will be able to exert a significant control over matters submitted to the stockholders for approval.

Our officers and directors, and stockholders who own more than 5% of our common stock beneficially own a significant percentage of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, if they acted together, could significantly influence all matters requiring approval by the stockholders, including the election of directors. The interests of these stockholders may not always coincide with the interests of other stockholders.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

If we fail to establish or maintain effective internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our common stock may, therefore, be adversely impacted.

As a public company, we are required to maintain internal control over financial reporting for each of our fiscal years and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting, provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemptions provided under federal laws. Management has presently concluded that our internal control over financial reporting is not effective and has reported such conclusions in management’s report in this annual report on Form 10-K. In the event that the Company’s status with the SEC changes to that of an accelerated filer from a smaller reporting company, our independent registered public accounting firm will be required to attest to and report on our management’s assessment of the effectiveness of our internal control over financial reporting. Under such circumstances, even if our management concludes that our internal control over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment, or may issue a report that is qualified, if it is not satisfied with our controls, or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Shareholders and investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, we could become subject to investigations by the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources and could damage our reputation and diminish the value of our brand name.

The market price of our common stock may be volatile and may be affected by market conditions beyond our control. The market price of our common stock is subject to significant fluctuations in response to, among other factors:

•	variations in our operating results and market conditions specific to our business;
•	the emergence of new competitors or new technologies;
•	operating and market price performance of other companies that investors deem comparable;
•	changes in our Board or management;
•	sales or purchases of our common stock by insiders;
•	commencement of, or involvement in, litigation;
•	changes in governmental regulations, in particular with respect to the cannabis industry; and
•	general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to our Board of Directors and management.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

Our shares of Common Stock are considered to be “penny stocks” as the Securities and Exchange Commission has adopted Rule 3a51-1, which establishes the definition of a “penny stock,” to include any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share and because they are not registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks and that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Item 2. Properties

The principal executive offices of the Company are located in Monrovia, California, and are leased by the Company. The current lease expires on February 28, 2023.

We believe that our existing facilities are adequate for our present purposes. The Company leases all its facilities and believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations.

Item 3. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of date of this filing, there were no legal claims currently pending or, to our knowledge, threatened against our Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows, except as follows:

●	The Company has filed a lawsuit in Contra Costa County, California, alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Stephen Pinto is the Company's former Chairman. The defendants have filed a counterclaim alleging that they were induced to make a series of investments in the Company by material misrepresentations and/or omissions made by the Company. The parties have attended mediation on the matters on September 7, 2018 and executed a stipulation for settlement agreement. However, the final settlement agreement is currently pending.

●	On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company, Lovitt & Hannan, Inc. Salary Deferral Plan FBO J. Thomas Hannan, Attorney at Law 401K Plan and Trust, and Kevin M. Kearney. The Company's former CEO, Scott Lantz, was also named in the suit. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of the two notes outstanding within one (1) week. Upon receipt of all payments, plaintiffs will surrender for cancellation 230,000 of the Company's shares within ten (10) days. The parties agreed that all claims against the Company would be satisfied through such payments and that the matter would be fully resolved. As of June 30, 2018, third-parties had purchased two (2) notes of approximately $80,000, reducing the Company's exposure by $80,000. As of the date of this filing the balance for accrued legal settlement for Hannan vs Sugarmade has been reduced to $227,000, plus interest until the date of complete payoff.

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,990,000,000 shares of common stock, par value $0.001 per share. As of November 23, 2018, there were 299,897,579 shares of common stock issued and outstanding, which were held by 8,304 holders of record and which 230 are active. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has not yet issued any of its preferred stock.

Options and Warrants

On May 12, 2017, the Company entered into two warrant agreements with an investor. The investor shall receive a warrant exercisable into common stock equal to $51,000 and $24,750 divided by the exercise price (as of the issue date), such number may be adjusted from time to time pursuant to the terms and conditions of the warrant agreement. As of June 30th, 2018, the warrant liability exposure is $40,400.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common stock or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Market for Our Shares of Common Stock

Our common stock currently is traded on the OTCQB under the symbol “SGMD.” The market for our common stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table sets forth the high and low bid prices per share of our common stock by both the OTC Bulletin Board and OTC Markets for the periods indicated. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

For the year ended June 30, 2017	High	Low
Fourth Quarter	$0.10	$0.05
Third Quarter	$0.16	$0.05
Second Quarter	$0.31	$0.05
First Quarter	$0.13	$0.02

For the year ended June 30, 2018	High	Low
Fourth Quarter	$0.23	$0.12
Third Quarter	$0.41	$0.12
Second Quarter	$0.29	$0.03
First Quarter	$0.05	$0.02

As of the previous trading close of the date of this filing, November 12th, 2018, the shares traded at $0.102 with a total of 835,159 shares traded.

Transfer Agent

Our transfer agent is West Coast Stock Transfer, Inc. of Encinitas, California; Telephone (619) 664-4780.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

On July 20, 2018, Plaintiff Michael Franges filed suit for breach of agreement against the Company’s previous predecessors (management and/or officers) for $50,000.00. On October 9, 2018, the parties settled the matter in exchange for a dismissal of the entire action, in which the Company’s current management and/or officers agreed to issue shares to plaintiff, Michael Franges in lieu of cash. The Company issued 500,000 shares at the share price of $0.10.

Purchase of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended June 30, 2018.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the Securities and Exchange Commission (the "SEC''). We do not assume an obligation to update any forward- looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K. See "SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS" above.

Overview and Financial Condition

Discussions with respect to our Company's operations included herein refer to our previous operating subsidiary, Sugarmade, Inc., a California corporation ("Sugarmade-CA''). Our Company purchased Sugarmade-CA, which was in the business to import, sell and distribute sustainable and environmentally friendly non-tree-based paper products. On May 9, 2011, our Company formerly known as Simple Earth, Inc. acquired all of the common stock of Sugarmade-CA. As of the date of this filing, we have discontinued the operations of Sugarmade-CA. Information with respect to our Company's nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

The following table sets forth the results of our operations for the years ended June 30, 2018 and 2017. Certain columns may not add due to rounding.

	For the years ended June 30
	2018	2017
Revenues, net	4,439,324	4,100,560
Cost of goods sold:	3,226,365	2,832,798
Gross margin	1,212,959	1,267,762
Operating Expense	2,454,906	3,986,314

Loss from operations	(1,241,947)	(2,718,552)
Non-operating income (expense):	(5,054,480)	(1,995,145)
Net Income (Loss)	(6,296,426)	(4,713,697)

Revenues

For the years ended June 30, 2018 and 2017, revenues were $4,439,324 and $4,100,560 respectively. The increase was primarily due to the marketing agreement that was executed in December 2017 to expand into the hydroponics industry.

Cost of goods sold

For the years ended June 30, 2018 and 2017, cost of goods sold were $3,226,365 and $2,832,798 respectively. The increase was primarily due to the marketing agreement that was executed in December 2017 to expand into the hydroponics industry.

Gross Profit

For the years ended June 30, 2018 and 2017, gross profit was $1,212,959 and $1,267,762, respectively. The decrease was primarily due to the decrease of revenue. The gross profit margin was 27.4% and 30.9%, respectively, for the years ended June 30, 2018 and 2017.

Selling, general and administrative, expenses

For the years ended June 30, 2018 and 2017, selling, general and administrative expenses were $2,454,906 and $3,986,314 respectively. The decrease were attributable to lower stock compensation expense for consulting expense for the year ended June 30, 2018.

Non-operating income expenses

The Company had total non-operating expense of $5,054,480 and $1,995,145 for the years ended June 30, 2018 and 2017, respectively. The increase is primarily due to increased interest expense for the year ended June 30, 2018 compared with the year ended June 30, 2017.

Net loss

Net loss totaled $6,296,426 for the year ended June 30, 2018, compared to a net loss of $4,713,697 for the year ended June 30, 2017. The increase in net loss was primarily a result of increased interest expense and realized loss on notes converted.

Outstanding Litigation

As of the date of this filing, the Company is a plaintiff, in Contra Costa County, California, in a suit alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Pinto is the Company's former Chairman of the board of directors. The Company plans to actively pursue this case. During November of 2014, the Company received notice that a cross complaint had been filed against the Company. The complaint alleges the parties were induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The parties have attended mediation on the matters on September 7, 2018, and executed a stipulation for a settlement agreement. However, the final settlement agreement is currently pending.

On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company, Lovitt & Hannan, Inc. Salary Deferral Plan FBO J. Thomas Hannan, Attorney at Law 401K Plan and Trust, and Kevin M. Kearney. The Company's former CEO, Scott Lantz, was also named in the suit.

On February 21, 2017, the Company signed a settlement agreement with the plaintiff in the matter of Hannan vs Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs' $227,000 to settle all claims against the Company, which included the payoff of the two notes outstanding within one (1) week. The parties had estimated the value of the notes at approximately $80,000. The Company agreed to pay the plaintiff $97,000 within one hundred and twenty (120) days of the settlement with the remaining balance of $50,000 due within one hundred and eighty (180) days of the settlement. Upon receipt of all payments, plaintiffs will surrender for cancellation 230,000 of the Company's shares within ten (10) days. The parties agreed that all claims against the Company would be satisfied through such payments and that the matter would be fully resolved. As of June 30, 2018, third-parties had purchased two (2) notes of approximately $80,000, reducing the Company's exposure by $80,000. As of the date of this filing the balance for accrued legal settlement for Hannan vs Sugarmade has been reduced to $227,000.

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

Related Party Transactions

From time to time, SWC would receive short-term loans from LMK. Capital, LLC ("LMK.") for its working capital needs. As of June 30, 2018, the Company's outstanding balance to LMK is zero.

On December l, 2016, SGMD received a loan from an employee for $12,500 with an interest charge of $12,500. This amount was recorded as interest owed to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan was due on December 1, 2017. As of June 30, 2018, the balance is zero.

On July 7, 2016, SWC received a loan from the same employee indicated above for $15,000 and during the fiscal year the total advance to the company was $29,255.87. The amount of the loan bears no interest. As of June 30, 2018, the balance of the loan is $30,000.

On November 21, 2016, SGMD received a loan from the Company's director for $1,260 and during the fiscal year the highest balance owed was $79,092. The amount of the loan bears no interest. As of June 30, 2018, the balance of the loan from Sugarmade is zero.

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

On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $180,820 with maturity date on December 31, 2017; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment As of June 30, 2018, the outstanding balance under this note was $180,820 to loan payable.

Leverage Ratio

Due to net losses from the previous years, the Company's insolvency is a result of their stockholder's deficiency. Total liabilities amounted to $12,371,510 where the company experienced a stockholder's deficiency total of a negative $10,183,546 resulting in a Debt to Equity ratio of -1.21:1.

Going Concern

The Company sustained continued operating losses during the years ended June 30, 2018 and 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management is endeavoring to increase revenue-generating operations. While priority is on generating cash from operations through the sale of the Company's products, management is also seeking to raise additional working capital through various financing sources, including the sale of the Company's equity and/or debt securities, which may not be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and our operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us and/or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the current holders of our common stock.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, loans and convertible notes payable. As of June 30, 2018, our Company had a cash balance of $42,121, current assets of $1,941,432 and total assets of $2,187,963. We had current liability of $12,371,510 and total liabilities of $12,371,510. Stockholders' equity reflected a deficit of $10,183,546.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2018 and 2017:

Cash (used in) provided by:	2018	2017
Operating activities	$(2,894,210)	$(1,918,210)
Investing activities	(178,421)	(24,052)
Financing activities	3,012,872	2,043,231

Net cash used in operating activities was $2,894,210 for the year ended June 30, 2018, and $1,918,210 for the year ended June 30, 2017. The increase was attributable to the increased net loss, increased cash outflow on inventory, and decreased cash inflow on unearned revenue and other payables.

Net cash used in investing activities for the year ended June 30, 2018 was $178,421, which was for the purchase of fixed assets; while cash used in investing activities for the year ended June 30, 2017 was $24,052, mainly from the payment for the loan receivables.

Net cash provided by financing activities totaled $3,012,872 for the year ended June 30, 2018. Net cash provided by financing activities totaled $2,043,231 for the year ended June 30, 2017. The increase in cash inflow in 2018 was mainly due to increased proceeds from convertible notes and loans.

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

Given estimates of our Company's future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve (12) months is approximately $4,000,000.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2018. We will be required in the near future to issue debt or sell our Company's equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans do call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment and employees as it is part of the requirement to build the infrastructure needed to support the current growth. At the same time, we will continually evaluating the production processes of our third (3rd) party contract manufacturers to determine if there are investments, we could make in their processes to achieve manufacturing improvements and significant cost savings. Any such desired investments would require additional cash above our current forecast requirements.

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

Level l - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - unobservable inputs which are supported by little or no market activities.

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

Revenue Recognition

Background on FASB’s Development of New Revenue Recognition Standard

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard.

Business Overview

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

As of the date of this filing, the Company are involved in several businesses including:

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

During 2017, Sugarmade announced the signing of an exclusive distribution agreement for California, Oregon and Washington with privately held Plantation Corp. for its breakthrough BudLife preservation technology based on integration of specialized gases and natural agents that dramatically extends the useful life of medical marijuana up to six (6) months by actively monitoring the internal containers environment and automatically adjusting its atmosphere as needed. Sugarmade has conducted initial product prototype testing of the BudLife product, realizing positive results. Sugarmade plans to move forward as Plantation’s distribution partner upon availability of the BudLife product line.

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

Sales Cycle

The sales transaction is initiated when Company receives a purchase orders from its customer either online or by emails. For special/customized order, a sales contract is entered between the Company and its customer to summarize the price, product spec, method of shipping, and other general terms. Company normally collects 50% of deposit from is customer in advance. Afterward, the Company would arrange a purchase with its vendors to fulfill the customer’s need.

For regular sales, general and key contract provisions include the following:

Delivery:

For the online orders, seller (the Company) is responsible to arrange a carrier (Fedex/UPS) to pick up the product at the warehouse and deliver to the customer. A Packing List and Delivery Note (Delivery confirmation) will be sent to the customer to summarize the quantity, weight, and specification of products.

For the store pickup, invoice will be signed by the Customer as a way to confirm the acceptance.

Transfer of ownership: Products need to be received and inspected by the customer.

Five Steps Analysis performed by the Company to determine whether there will be a material impact on the adoption of ASC 606

Step 1: Identify the contract

Currently, all sales transaction are outlined and initiated by an online purchase order or sales contract for special order. The purchase order and sales contract clearly defined the price, payment terms, and specs.

Step 2: Identify the performance obligations

Based on the nature of the business and the product, a sales transaction entered by the Company and its customer only has a single performance obligation, which is selling and arrange the delivery of products. No additional service nor continued involvement are provided.

Currently, the Company usually is paid after the customer placed their orders.

In addition, the Company requires 50% payments before process for the special purchase order. The special order usually take about two months to produce. This is treated as an advance from customers and is mainly the advancement for products purchased.

The Company does not provide or sell any services.

Performance obligation is fulfilled when the Company completes the sale and transferred its ownership and risk based on the terms and conditions defied on the sales contract.

Step 3: Determine the transaction price

All purchase order have a fixed amount. No variable amounts are involved.

Step 4: Allocate the transaction price

There is no need to allocate the transaction price since the company only has one performance obligation as discussed above.

Step 5: Recognize revenue

Revenue is recognized when all steps are accomplished. No major difference with the current revenue recognition policy due to the nature of the business and products.

Conclusion: The Company assessed the potential impact of the adoption Topic 606 and will elect using the retrospective transition method. However, the Company does not expect that the adoption of this guidance will have a material impact on its financial statements. The Company also believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09.

Evaluation of the Transition Disclosures:

The company’s transition disclosures included:

“Preliminarily, we plan to adopt Topic 606 in the first quarter of our fiscal 2018 using the retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our consolidated financial statements. The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.”

Based on the company’s revenue recognition process, the company’s transition disclosures appear appropriate given that adoption of FASB ASC 606 (1) does not appear to require significant changes required to the company’s processes and internal controls; (2) does not appear to require any additional performance obligations that require separation; and (3) does not appear to have a material difference in the company’s current revenue recognition. There is no effect on the financial statements for the current year except for the transition disclosures.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $453,623 as of June 30, 2018 and of $113,218 as of June 30, 2017.

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

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Lattice Binomial model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Refer to note 9 for details.

Stock Based Compensation

Stock based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee's requisite service period (generally the vesting period of the award). We estimate the fair value of employee stock options granted using the Black-Scholes-Merton Option Pricing Model. Key assumptions used to estimate the fair value of stock options will include the exercise price of the award, the fair value of our common stock on the date of grant, the expected option term, the risk-free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our common stock.

Loss Per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. As of June 30, 2018, there are approximately 291,540,671 potential shares issuable upon conversion of convertible debts and PPM, and 505,000 shares of warrants were excluded in calculating diluted loss per share for the year ended June 30, 2018 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of October 2, 2008 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions and generally, we remain subject to Internal Revenue Service examination of our 2013 U.S. federal income tax returns. However, we have certain tax attribute carryforwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of June 30, 2018.

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures. The Company believes the implement of new standard will not have a significant impact on its consolidated financial statements.

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

Business Strategy

Our business strategy is to use the power of the Internet and e-commerce marketing to brand and market products in order to grow our Company and maximize value for our shareholders. Over many years, our management team has gained significant experience in the sourcing and manufacturing of products, particularly in Asia, and the importation and distribution of such products. We plan to use this expertise in order to invest in products and brands with disruptive potential and we have molded our business operations toward this goal.

Below, we explain our business strategy for our major products and markets.

Hydroponic and Agricultural Supplies

Relative to hydroponic and agricultural supplies, we seek to leverage our extensive contract manufacturing, international importation expertise and geographic location within the Los Angeles area in order to increase our sales within this fast growing market sector. At this time, Sugarmade does not engage in any business operations involving the actual cultivation, processing or sale of any cannabis product. Instead, we seek to act as a supplier to industry participants of this growing and dynamic marketplace.

Our Board of Directors believes the legal cannabis-related supply sector could be highly lucrative for the Company, and thus we plan to pursue a strategy of expanding operations within this area. According to the State of Legal Marijuana Markets Report (4th Edition), published by Arc View Market Research and produced by New Frontier, California is the largest medical marijuana program in the country among states where medical marijuana is currently legal. The California market is fueled by the state's large size, longevity as the first-in-the-nation medical marijuana program, and low barriers to patient access. Even with California's newly passed recreational marijuana law, which will significantly tighten the program with new restrictions; the market is still projected to reach $2.6 billion in sales in 2020. This amount is nearly double Colorado's $1.5 billion, and over five times the size of the markets in Arizona, Oregon, and Michigan for that year. If legalized in 2016, the medical marijuana markets in Ohio and Pennsylvania will become two of the largest in the country by 2020. According to the data, a handful of states in the western U.S. project to command over 50% of the medical marijuana market by 2020. As more and more states legalize both medical and recreational cannabis, we believe our company can benefit from our Internet and e-commerce marketing activities.

During December of 2017, we entered into a master marketing agreement with BizRight, LLC, a leading marketer and manufacturer of cannabis and hydroponic growth supplies, which offers a range of hydroponics-related products including: HPS grow lights, electronic ballasts, HPS Bulbs, nutrient mixes, environmental control products, pH measurement and calibration solutions and other cannabis-related grow and storage products. BizRight operates the ZenHydro.com website and other e-commerce properties and sells various products to distributors and retailers. This relationship has allowed out Company to significantly expand our revenue growth prospects. We plan to continue to expand this business operation for the foreseeable future.

Early in 2017, Sugarmade signed a distribution agreement with privately-held, Plantation, Corp. becoming the exclusive distributor for the BudLife product line for what Sugarmade believes is the single largest cannabis market in the world - the U.S. states of California, Oregon, and Washington. With the legalization of recreational cannabis occurring recently in these states, the Company believes there is a significant market opportunity for this revolutionary and patented product line. The marketing of this product does not involve manufacturing, sales or marketing of any product containing cannabis or cannabis containing substances.

BudLife utilizes a radical integration of specialized gases and natural agents to create a preservation technology that dramatically extends the useful life of cannabis for up to six months by actively monitoring the internal container's environment and automatically adjusting its atmosphere as needed; all without the need for refrigeration. This is a critical capability in the case of marijuana, since unlike fruits and vegetables that thrive in these chilly conditions, refrigeration degrades and undermines the efficacy of the plant's medical benefits. The technology's innovative features preserve THC levels, retard terpene degradation and safeguard the other important properties of cannabis, while protecting it from infestation, mold and pathogens to ensure product safety. The BudLife product is currently under development and it is expected Plantation, Corp. will release the product to Sugarmade during 2018. Sugarmade plans to actively market this product line to distributors and retailers throughout the three-state territory as soon as products are made available to us and to our sales channels.

We also seek to grow our Company and our revenue bases via acquisitions. We recently issued two proposals summarizing the principal terms regarding the acquisition of all of the outstanding capital stock, assets and assumption of liabilities of two market participants within the hydroponic cultivation supply sector. Additionally, the Company has recently announced it is in talks with other potential acquisition targets. At this time, none of these transactions has been completed and there is no assurance that any such transactions will take place.

Quick Service Restaurant Supply

CarryOutSupplies.com remains a major business unit for the Company, but we expect other business initiatives to be the major growth drivers of the business during future periods. CarryOutSupplies.com, is a producer and wholesaler of custom printed and generic supplies and has served more than 2,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector.

Over the past year, we have redirected out staff toward improving the online presence of this business operation. As a result of these efforts, our web presence has grown significantly with major improvements to our website traffic. We attribute these Internet gains to a complete redesign of our web presence and significantly expanded search engine optimization initiatives. These redesigns, and other programs implemented by management, have allowed us to maintain a relatively stable business operation for this unit even though competition has increased. Over the coming year, we will continue to expand our web presence while we introduce new products to the CarryOutSupplies portfolio.

Recent Updates to our Business Strategy

During the first calendar quarter of 2018, our management team and our board of directors determined the business operation of acting as a distributor of paper products derived from non-wood sources was no longer strategic to the Company and thus, this business operation was discontinued.

As of the end of the second calendar quarter of 2018, our management team and our board of directors determined the business operation of acting as a marketer and distributor of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix was no longer strategic to the Company and thus this business operation was terminated in order to focus all corporate resources in hydroponic-related and quick services restaurant-related areas.

In the future, we plan to continue to concentrate primarily on the hydroponic and cultivation market place, in addition to the quick service restaurant supply sector. In addition, we are currently analyzing expanding our business operations into the hydroponic and cultivation retail sector via direct acquisitions of participants in that market sector.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2018 and 2017 nor at any time during the years then ended or through the date of this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (Predecessor Audit Firm)

To the shareholders and the board of directors of Sugarmade Inc.

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

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017 Lakewood, CO

March 19, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sugarmade, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sugarmade, Inc. and Subsidiary(“the Company”) as of June 30, 2018 and the related consolidated statement of operations, stockholders’ deficit and the related notes (collectively referred to as the “financial statements”) for the years ended June 30, 2018. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

November 28, 2018

We have served as the Company's auditor since March 2018.

Sugarmade, Inc. and Subsidiary

Consolidated Balance Sheets

Assets	As of June 30,
Current Assets:	2018	2017
Cash	$42,121	$101,880
Accounts Receivables, Net	453,623	113,218
Inventory, Net	531,249	568,229
Loan Receivable	157,872	10,000
Other Current Assets	756,565	190.338

Total Current Assets	1,941,432	983,665

Equipment, Net	195,180	61,792
Intangible Assets	12,600	73,125
Other Assets	38,751	27,081

Total Assets	2,187,963	1,145,663
Liabilities and Stockholders’ Deficit
Current Liabilities:
Note Payable Due to Bank	25,982	25,982
Accounts Payable and Accrued Liabilities	1,707,641	1,503,920
Accounts Payable – Related Party	—	23,086
Customer Deposits	329,509	232,591
Unearned Revenue	110,142	63,304
Other Payables	241,771	223,482
Accrued Interest	493,365	116,236
Accrued Compensation and Personnel Related Payables	869,673	11,403
Note Payable	20,000	—
Note Payable – Related Parties	23,000	192,801
Loan Payable	329,029	228,412
Loan Payable – Related Parties	30,000	83,625
Convertible Note Payables, Net	2,399,941	1,502,023
Derivative Liabilities	3,069,652	1,134,000
Warrant Liabilities	40,400	25,250
Share to Be Issued	2,691,000	893,000

Total Current Liabilities	12,381,106	6,246,156

Total Liabilities	12,381,106	6,246,156

Stockholders’ Deficit:
Preferred Stock, $0.001 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, $0.001 Par Value, 1,990,000,000 Shares Authorized, 246,135,203 and 226,734,372
Shares Issued and Outstanding at June 30, 2018 and 2017	246,136	226,735
Additional Paid-In Capital	21,952,560	20,768,185
Shares to Be Issued, Preferred Shares	2,000,000	2,000,000
Shares to Be Issued, Common Shares	467,996	467,996
Accumulated Deficit	(34,859,835)	(28,563,409)
Total Stockholders’ Deficit	(10,193,142)	(5,100,493)

Total Liabilities and Stockholders’ Deficit	2,187,963	$1,145,663

The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended June 30,
	2018	2017
Revenues, Net	$4,439,324	$4,100,560

Cost of Goods Sold	3,226,365	2,832,798

Gross Profit	1,212,959	1,267,762

Selling, General and Administrative Expenses	2,545,906	3,986,314

Loss From Operations	(1,241,947)	(2,718,552)

Non-Operating Income (Expense):
Interest Expense	(2,077,900)	(352,300)
Warrant Expense	—	(25,250)
Change in Fair Value of Derivative Liabilities	(540,580)	(437,000)
Stock Based Compensation	(1,067,100)	—
Realized Loss on Notes Converted	—	(1,172,000)
Other Income (Expense)	18,943	(8,595)
Loss on settlement	(44,607)	—
Loss on Impairment	(65,625)	—
Loss on asset disposal	(166,693)	—

Total Non-Operating Income (Expense)	(5,054,480)	(1,995,145)

Net Loss	(6,296,426)	$(4,713,697)

Basic Net Income (Loss) Per Share	$(0.03)	$(0.02)
Diluted Net Income (Loss) Per Share	$(0.03)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding*	237,925,753	202,675,344

*Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share.

The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Share to be Issued,	Share to be Issued,	Accumulated	Total
	Shares	Amount	Capital	Preferred Shares	Common Shares	Deficit
Balance at June 30, 2016	178,685,388	$178,686	$17,151,379	$2,000,000	$1,246,000	$(23,849,712)	$(3,273,647)

Shares Issued for Debt Settlement	25,441,007	25,441	1,767,524	—	251,996	—	2,044,961
Shares Issued for Equity Financing	2,403,846	2,404	122,596	—	125,000	—	250,000
Shares Issued for Compensation	29,207,131	29,207	1,713,683	—	(1,230,000)	—	512,890
Shares Issued for Intangible Asset	—	—	—	—	75,000	—	75,000
Warrants Expired	—	—	4,000	—	—	—	4,000
Shares Cancelled	(9,003,000)	(9,003)	9,003	—	—	—	—
Net Loss	—	—	—	—	—	(4,713,697)	(4,713,697)

Balance at June 30, 2017	226,734,372	226,735	20,768,185	2,000,000	467,996	(28,563,409)	(5,100,493)

Shares Issued for Debt Settlement	13,492,560	13,493	293,317	—	—	—	306,810
Reclass Note Conversion	—	—	509,323	—	—	—	509,323
Initial Valuation of BCF	—	—	125,642	—	—	—	125,642
Shares Issued for Compensation	4,736,842	4,737	175,263	—	—	—	180,000
Shares Issued for Cash	1,171,429	1,171	80,829	—	—	—	82,000
Net Loss	—	—	—	—	—	(6,296,426)	(6,296,426)

Balance at June 30, 2018	246,135,203	$246,136	$21,952,560	$2,000,000	$467,996	$(34,879,069)	$(10,212,377)

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(6,296,426)	$(4,713,697)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Bad Debt Expense	—	(45,990)
Inventory Impairment Loss	—	70,332
Change in exercise of warrant	5,554	25,250
Change in Fair Value of Derivative Liability	525,394	(437,000)
Derivative Expense and amortization of debt discount	1,781,373	—
Realized Loss on Notes Converted	—	1,172,000
Initial valuation of debt discount	237,547	—
Stock Compensation Expense	1,038,270	1,257,261
Depreciation and Amortization Expense	105,558	42,587
Changes in Operating Assets and Liabilities
Accounts Receivable	(340,405)	95,638
Inventory	36,980	(170,300)
Other Assets	(11,670)	(61,120)
Loan Receivable	(147,872)	—
Prepayment, deposits and other receivables	(566,229)	—
Amount due to a related party	(23,086)	—
Checks Issued in Excess of Cash	—	(28,377)
Accounts Payable and Accrued Liabilities	222,010	123,560
Customer Deposits	96,918	(15,708)
Unearned Revenue	46,838	(30,218)
Accrued Interest and Other Payables	385,439	(76,428)
Net Cash (Used in) Operating Activities	(2,894,210)	(1,918,210)

Cash Flows from Investing Activities:
Intangible	(7,325)	—
Payment for Acquisition of Property and Equipment	(171,096)	(24,052)
Net Cash (Used in) Provided by Investing Activities	(178,421)	(24,052)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	82,000	125,000
Proceeds from Share to be Issued	1,798,000	125,000
Proceeds from (Repayment of) Loan	136,228	(566,453)
Proceeds from Loan	—	795,420
Advance from Related Parties	—	1,445,301
Repayment to Related Parties	(226,078)	(1,650,560)
Proceeds from Convertible Note	1,222,722	1,769,523
Net Cash Provided by Financing Activities	3,012,872	2,043,231

Net Increase (Decrease) in Cash	(59,759)	100,969

Cash, Beginning of Year	101,880	911
Cash, Ending of Year	42,121	101,880

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	—	144,200
Income Taxes	—	25,212

Supplemental Disclosure of Non-Cash Financing Activities:
Debts Settled Through Shares Issuance	227,000	620,965

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1.                   Nature of Business

Sugarmade, Inc. (hereinafter referred to as ''we'', ''us"or "the/our Company'') is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company, Sugarmade, Inc. operates through our subsidiary, Sugarmade, Inc., a California corporation ("SWC Group, Inc., - CA''). As of the end of the reporting period, June 30, 2018, we were involved in several businesses including the supply of products to the quick service restaurant sub-sector of the restaurant industry and as a distributor of paper products derived from non-wood sources. We are headquartered in Monrovia, California, a suburb of Los Angeles, with two (2) additional warehouse locations in Southern California. As of date of this filing, we employ 7 full-time workers.

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

As of the date of this filing, our main business operation, CarryOutSuppies.com, is a producer and wholesaler of custom printed and generic supplies servicing more than 3,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009 when the founders gained first-hand experience within the restaurant industry of the difficulty for restaurant owners to acquire custom printed supplies at a reasonable cost. Many quick service restaurants wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost prohibitive. With that in mind, carry out supplies was founded to provide products to this underserved section of the market. Since that time, the company has become a key supplier to many popular U.S. franchises, particularly in the frozen dessert segments. The company estimates it holds approximately 40% market share of generic and printed products within the take-out frozen yogurt and ice cream industries. We also hold a product supply and licensing agreement FreeHand® ThumbTray™ for the western part of the United States.

We are also a distributor of paper made from 100% reclaimed sugarcane fiber, enhanced with bamboo. Sugarcane fiber, called bagasse, is a discarded byproduct of sugarcane production. Sugarmade, Inc. was founded in 2010. As is explained below, in 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today. Relative to Sugarmade Paper, our third- party contract manufacturer uses bagasse and bamboo, as opposed to wood products significantly reducing its manufacturing carbon footprint, energy consumption, and attendant water pollution during the manufacture of its products. This allows us to offer our unique, exclusive, tree-free paper products at price-parity equal to or less than current recycled fiber products already on the market. Our products are unique and we believe offer an ideal solution for those consumers (both corporate and individual) seeking to meet their sustainability mandates or personal environmentally conscious goals, at a price that is equal to or less than current recycled products.

Our primary focus for this business unit as of filing of this report is the organization and administration of fundraisers and paper drives for schools, non-profits and other institutions.

During September of 2016, the Company completed negotiations for and signed a license agreement with HUY FONG FOODS, INC. ("HFFI"), the maker of Sriracha Hot Chili Sauce. Under the terms of the agreement, the Company is granted license to use the licensed marks of HFFI on and for products the Company is currently in process of designing and testing. Based on this agreement and a separate license agreement signed during 2015 with Seasoning Stix International, LLC, the Company plans to introduce a new culinary seasoning product named Sriracha Seasoning Stix. Sriracha Seasoning Stix are encapsulated Huy Fong Sriracha Sauce and other seasonings in the form of a stick, which are inserted into meat, fish and poultry prior to cooking. Sriracha Seasoning Stix are a hard solid at room temperature, but as heat is applied the sticks begin to liquefy allowing the meat fibers to act like a sponge absorbing the seasonings and flavors that had previously been encapsulated in the stick. The Company launched its SrirachaStix.com web platform using Shopify on October 1, 2017, and aggressive marketing tactic has been implemented via a nationwide advertising and social media campaign. As of the date of this filing, this newly built website had already generated over $150,000 in online revenue.

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

Management is endeavoring to increase revenue-generating operations. While priority is on generating cash from operations through the sale of the Company's products, management is also seeking to raise additional working capital through various financing sources, including the sale of the Company's equity and/or debt securities, which may not be available on commercially reasonable terms to our Company, or which may not be available at all. If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and our operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us and/or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of our common stock.

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

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC'') No. 605, Revenue Recognition. Revenue is recognized when an arrangement and a determinable fee occur, and when collection is considered to be probable and products are delivered, or title has been transferred. This generally occurs upon shipment of the merchandise, which is when legal transfer of title occurs. In the event that final acceptance of our product by the customer is uncertain, revenue is deferred until all acceptance criteria have been met. We currently have a consignment arrangement with two of our customers. We record revenue on consignment goods when the consigned goods are sold by the consignee and all other above-mentioned revenue recognition criteria have been satisfied. Cash deposits received in connection with the sales of our products prior to their being delivered or acceptance if applicable is recorded as deferred revenue.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer's deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net allowances of $453,623 as of June 30, 2018 and of $113,218 as of June 30, 2017.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of June 30, 2018 and June 30, 2017, the balance for the inventory totaled 531,249 and $568,229, respectively. $120,486 were reserved for obsolescent inventory for the year ended June 30, 2018, and $70,332 were reserved for obsolescent inventory for the year ended June 30, 2017.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company, as of June 30, 2018, performed an impairment test of all of its intangible assets . Based on the company’s analysis, the company had an impairment of $65K.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes ("ASC 740''), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes.

We adopted the provisions of ASC 740 as of October 2, 2008 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. We have identified the U.S. federal and California as our ''major'' tax jurisdictions and generally, we remain subject to Internal Revenue Service examination of our 2013 U.S. federal income tax returns. However, we have certain tax attribute carryforwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have not taken any uncertain positions that would necessitate recording of tax related liability as of June 30, 2018 and 2017.

Stock based compensation

Stock based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee's requisite service period (generally the vesting period of the award). We estimate the fair value of employee stock options granted using the Binomial Option Pricing Model. Key assumptions used to estimate the fair value of stock options will include the exercise price of the award, the fair value of our common stock on the date of grant, the expected option term, the risk-free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our common stock. We use our company's own data among other information to estimate the expected price volatility and the expected forfeiture rate. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Loss per share

We calculate basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted BPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

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

Level 1- observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - unobservable inputs which are supported by little or no market activity.

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes and warrants in determining the fair value using Lattice Binomial model with the following assumption inputs:

	Carrying Value	Fair Value Measurements at June 30, 2018 Using Fair Value Hierarchy
	June 30, 2018	Level 1	Level 2	Level 3
Derivative Liabilities	3,069,652		—	3,069,652
Total
		June 30, 2017		June 30, 2018
Expected Life (Years)		0.74	—	0.5
Risk Free Interest Rate		1.68%	—	2.06%
Expected Volatility		161%	—	151%

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under non-operating income (expense).

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes- Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12months of the balance sheet date.

Segment Reporting

FASB ASC Topic 280, "Segment Reporting'', requires use of the ''management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

FASB ASC Topic 280 has no effect on the Company's financial statements as substantially all of its operations are conducted in one industry segment -paper and paper-based products such as paper cups, cup lids, food containers, etc.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company has implemented ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than invent tory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company has implemented ASU 2016-16 on its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company has implemented ASU 2016-18 on its financial statements and related disclosures.

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

Prior period reclassification

Certain prior period balance sheet accounts have been reclassified in conformity with current period presentation including reclassification of $4,000 from derivative liability to warrant liability. The reclassification had no effect to the company's consolidated statement of operations, statement of cash flow or statement of shareholder's equity.

3.                   Concentration

Customer

For the year ended June 30, 2018, our Company earned net revenues of $4,439,324. The company does not have any concentration of revenue with any customer that represent over 10% of overall revenue. The highest revenue from (2) customers accounted for 8.51% and 6.96% respectively, as percentage of overall revenue for the year ended June 30, 2018.

For the year ended June 30, 2017, our Company earned net revenues of $4,100,560. The vast majority of these revenues for the periods were derived from a large number of customers, with no customers accounted for over 10% of the Company's total revenues in either period. The highest revenue from (2) customers accounted for 8.37% and 5.75% respectively, as percentage of overall revenue for the year ended June 30, 2017.

Suppliers

For the year ended June 30, 2018, we purchased products for sale by the company's subsidiaries from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company's inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 36% and 17.50% of the Company's total inventory purchase for the year ended June 30, 2018, respectively.

For the year ended June 30, 2017, two (2) suppliers accounted for 36.71% and 39.03% of the Company's total inventory purchase, respectively.

4.                   Equity Transaction – Exclusive License Rights

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

As of June 30, 2018, the shares to be issued in connection with the acquisition of exclusive license rights has not been issued therefore the transaction has not been completed. $350,000 in cash has been paid and reflected as a prepaid deposit in other current assets on our balance sheet, see Note 6.

5.                   Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of June 30, 2018, there were no legal claims pending or threatened against the Company; the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

On February 4, 2014, the Company filed suit in Contra Costa County, California, alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Stephen Pinto is the Company's former Chairman of the board of directors. The Company plans to actively pursue this case. During November of 2014, the Company received notice that a cross complaint had been filed against the Company. The complaint alleges the parties were induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit The Company plans to vigorously defend against such claims. The parties have attended mediation on the matters on September 7, 2018, and executed a stipulation for a settlement agreement. However, the final settlement agreement is currently pending.

On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company, Lovitt & Hannan, Inc. Salary Deferral Plan FBO J. Thomas Hannan, Attorney at Law 401K Plan and Trust, and Kevin M. Kearney. The Company's former CEO, Scott Lantz, was also named in the suit.

On February 21, 2017, the Company signed a settlement agreement with the plaintiff in the matter of Hannan vs Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs' $227,000 to settle all claims against the Company, which included the payoff of the two notes outstanding within one (1) week. The parties had estimated the value of the notes at approximately $80,000. The Company agreed to pay the plaintiff $97,000 within one hundred and twenty (120) days of the settlement with the remaining balance of $50,000 due within one hundred and eighty (180) days of the settlement. Upon receipt of all payments, plaintiffs will surrender for cancellation 230,000 of the Company's shares within ten (10) days. The parties agreed that all claims against the Company would be satisfied through such payments and that the matter would be fully resolved. As of June 30, 2018, third-parties had purchased two (2) notes of approximately $80,000, reducing the Company's exposure by $80,000. As of the date of this filing the balance for accrued legal settlement for Hannan vs Sugarmade has been reduced to $227,000.

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

6.	Other Current Assets

As of June 30, 2018 and 2017, other current assets consisted of the following:

	For the years ended June 30,
	2018	2017
Prepaid Deposit	$355,500	$57,500
Prepaid Inventory	92,737	84,065
Employees Advance	41,303	30,078
Prepaid Expenses	246,260	4,894
Others	20,765	13,801
Total	$756,565	$190,338

7.                   Intangible Asset

On August 21, 2017, the Company entered into an intellectual property assignment agreement with Sound Decisions to revamp the company’s shopify website to generate and attract more traffic from potential customers. The Company made a payment of $14,000 for the website (intellectual property). The Company amortized this use right as intangible asset over ten years, and recorded $1,400 amortization expense for the year ended June 30, 2018 .

8.                   Convertible Notes

As of June 30, 2018 and 2017, the balance owing on convertible notes, net of debt discount, with terms as described below was $2,399,941 and $1,502,023, respectively.

Convertible notes issued prior the year ended June 30, 2017 were as follows:

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2018, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2018, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2018, the note is in default.

Convertible note 4: On December 19, 2016, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount. As of June 30, 2018, the note is in default.

Convertible note 5: On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2018, the note is in default.

Convertible note 6: On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. The note has been fully converted as of June 30, 2018.

Convertible note 9: On January 20, 2017, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of seven (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2018, the note is in default.

Convertible note 7: On January 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $43,000. The note has a term of twelve (12) months with an interest of 8% and is convertible to common shares at a 45% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the year ended June 30, 2018.

Convertible note 8: On February 8, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2018, the note is in default.

Convertible note 10: On February 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $66,023. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2018, the note is in default.

Convertible note 11: On February 9, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2018, the note is in default.

Convertible note 12: On February 28, 2017, the Company entered into a convertible promissory note with an accredited investor for $75,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount. As of June 30, 2018, the note is in default.

Convertible note 13: On March 1, 2017, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount to the then current market price of our shares. As of June 30, 2018, there were $92,500 has been converted into the Company’s common stock and the remaining principal balance was $7,500. As of June 30, 2018, the note is in default.

Convertible note 14: On March 23, 2017, the Company entered into a convertible promissory note with an accredited investor for $70,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2018, the note is in default.

Convertible note 15: On February 15, 2017, the Company entered into a convertible promissory note with an accredited investor for $63,000. The note has a term of nine (9) months with an interest rate of 8% and is convertible to common shares at 40% discount to the then current market price of our shares. This convertible promissory note has been fully converted in the year ended June 30, 2018.

Convertible note 16: On February 16, 2017, the Company entered into a convertible promissory note with an accredited investor for $30,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2018, the note is in default.

Convertible note 17: On March 31, 2017, the Company entered into a convertible promissory note with an accredited investor for $200,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2018, the note is in default.

Convertible note 18 & 19: On May 17, 2017, the Company entered a convertible promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. The note is due 12 months after each funding date and bear an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with exercise price of $0.15 per share and have cashless exercise option. The Company received $505,000 from this note during the year ended June 30, 2018. The fair value of the warrants were $40,400 at grant date. As of June 30, 2018, the Company had outstanding convertible note payable to this investor for $671,004 (with two major default charge in total of $166,004), the fair value of the warrant liability was $40,400. As of June 30, 2018, the note is in default and bears a default interest rate of 22% per annum.

Convertible notes issued during the year ended June 30, 2018 were as follows:

On July 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $164,900. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.025.

On August 3, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 45% discount to average of 3 lowest trading price during last 20 trading days. As of June 30, 2018, the note is in default.

On August 22, 2017, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount of average two lowest price of last 20 trading days prices.

On September 15, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 45% discount to average of 3 lowest trading price during last 20 trading days. As of June 30, 2018, the note is in default.

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

As of the year ended June 30, 2018, the Company’s convertible notes consisted of following:

Principal	Default Penalty	Conversion in Principal	Number of Shares	Balance as of 6/30/2018	Due Date	Interest Rate	Conversion Price
$25,000				$25,000	2/24/2013	14%	75% of the average of 30 days prior to the conversion date
$25,000				$25,000	3/18/2013	14%	75% of the average of 30 days prior to the conversion date
$100,000				$100,000	6/21/2013	14%	75% of the average of 30 days prior to the conversion date
$20,000				$20,000	7/17/2017	8%	40% discount of average of last 20 trading days
$25,000				$25,000	7/17/2017	8%	40% discount of average two lowest price of last 20 trading days
$20,000		$20,000	737,748	—	7/17/2017	8%	Greater of $0.05 or 40% discount to average of 3 lowest trading price during 20 trading days
$43,000		$43,000	2,462,180	—	1/24/2018	8%	45% discount of average two lowest price of last 20 trading days
$50,000				$50,000	8/8/2017	8%	40% discount of average two lowest price of last 20 trading days
$80,000				$80,000	7/20/2017	8%	40% discount of average two lowest price of last 20 trading days

$66,023				$66,023	8/24/2017	8%	40% discount of average two lowest price of last 20 trading days
$50,000				$50,000	8/9/2017	8%	40% discount of average two lowest price of last 20 trading days
$75,000				$75,000	7/31/2017	8%	40% discount of average two lowest price of last 20 trading days
$100,000		$92,500	5,246,524	$7,500	12/1/2017	10%	50% discount of average three lowest price of last 20 trading days
	$56,067			$56,067	12/1/2017	10%	50% discount of average three lowest price of last 20 trading days
	$7,273			$31,097	12/1/2017	10%	50% discount of average three lowest price of last 20 trading days
	$7,270			$29,654	12/1/2017	10%	50% discount of average three lowest price of last 20 trading days
$70,000				$70,000	9/23/2017	8%	40% discount of average two lowest price of last 20 trading days
$63,000		$63,000	3,081,746	—	11/20/2017	8%	42% discount of average three lowest price of last 10 trading days
$30,000				$30,000	8/16/2017	8%	Greater of $0.05 or 40% discount to average of 3 lowest trading price during 20 trading days
$200,000				$200,000	9/30/2017	8%	40% discount of average two lowest price of last 20 trading days
$340,000	$78,482			$418,482	5/12/2018	22%	45% discount of lowest price of last 20 trading days
$165,000	$87,522			$252,522	5/12/2018	22%	45% discount of lowest price of last 20 trading days
	$80,000			$80,000	5/12/2018	22%	45% discount of lowest price of last 20 trading days
	$170,000			$170,000	5/12/2018	22%	45% discount of lowest price of last 20 trading days
$150,000				$150,000	5/3/2018	10%	45% discount of average three lowest price of last 20 trading days
$150,000				$150,000	6/15/2018	10%	45% discount of average three lowest price of last 20 trading days
$164,900				$164,900	7/17/2018	8%	$0.025
$35,000				$35,000	8/22/2018	8%	40% discount of average two lowest price of last 20 trading days
$15,000				$15,000	9/26/2018	8%	40% discount of average two lowest price of last 20 trading days
$50,000				$50,000	12/7/2018	8%	$0.025
Total:		$218,500		$2,426,245

As of the year ended June 30, 2018, the Company’s debt discount consisted of following:

Date of	Due Date	Related Debt OID	Debt Discount at 6/30/2017	Amortization during 6/30/2018	Debt Discount at 6/30/2018
8/3/2017	5/3/2018	$150,000	$—	$150,000
9/15/2017	6/15/2018	150,000	—	150,000
8/22/2017	8/22/2108	35,000	—	29,918	5,082
9/26/2017	9/26/2018	15,000	—	11,384	3,616
5/12/2017	5/12/2018	30,000	13,232	13,232
6/12/2017	6/12/2018	15,000	28,263	28,263
9/28/2017	5/12/2018	78,482	—	78,482
11/14/2017	5/12/2018	87,522	—	87,522
8/8/2017	12/1/2017	56,067	—	56,067
10/13/2017	12/1/2017	15,298	—	15,298
11/14/2017	12/1/2017	42,280	—	42,280
11/17/2017	5/12/2018	80,000	—	80,000
11/25/2017	5/12/2018	170,000	—	170,000
7/17/2017	7/17/2018	164,900	—	160,445	4,455
12/7/2017	12/7/2018	50,000	—	36,849	13,151
Total debt discount		$1,139,549	$41,495	$912,446	$26,303

9.                   Derivative Liabilities

The derivative liability is derived from the conversion features in note 8 and stock warrant in note 10. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of June 30, 2018 and 2017, the derivative liability was $3,069,652 and $1,134,000, respectively. The Company recorded $530,984 and $437,000 loss from changes in derivative liability during the year ended June 30, 2018 and 2017, respectively. During the year ended June 30, 2018, the Company changed the method to value the fair market value from Black-Scholes to Binomial Option model. The Binomial model with the following assumption inputs:

June 30, 2018
Annual Dividend Yield	—
Expected Life (Years)	0.15-1.00
Risk-Free Interest Rate	1.13-2.06%
Expected Volatility	94-212%

June 30, 2017
Annual Dividend Yield	—
Expected Life (Years)	0.47-1.00
Risk-Free Interest Rate	1.08-2.12%
Expected Volatility	103-202%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2017	$1,134,000
Additions	$1,913,992
Mark to Market	530,984
Reclassification to APIC Due to Conversions	$(509,324)
Ending Balance, June 30, 2018	3,069,652

10.                Stock Warrants

In connection with the issuance of the promissory notes in 2012, the investors in the aggregate received two-year warrants to purchase up to a total of 50,000 shares of common stock at an exercise price of $0.50 per share, and two-year warrants purchasing up to a total of 81,250 shares of common stock at an exercise price of $0.01 per share. For purposes of accounting for the detachable warrants issued in connection with the convertible notes, the fair value of the warrants was estimated using the Binomial option pricing formula. The value of all warrants granted at the date of issuance totaled $508,413 and was recorded as a discount to the notes payable. The amount was amortized over the nine (9) month term of the respective convertible note as additional interest expense.

On various dates during June 2014 and December 2014 the Company and holders of certain convertible notes agreed to cancel warrants to purchase common shares in the Company and to extend the due dates on the Notes to July l, 2016. $0.50 warrants and "Bonus Warrants" priced at $0.01, as defined in the original Convertible Note Purchase Agreements we cancelled pertaining to the Note and warrants acquired on the following dates for the following Convertible Notes and amounts. These warrants were expired on July 1, 2016.

On May 17, 2017, the Company entered a promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with an exercise price of $0.15 per share and have cashless exercise option. The fair value of the warrants at the grant date was $40,400. As of June 30, 2018 and 2017, the fair value of the warrant liability was $40,400 and $25,250, respectively. The Binomial model with the following assumption inputs:

Warrants liability:	June 30, 2018
Annual dividend yield	—
Expected life (years)	0.5
Risk-free interest rate	2.06%
Expected volatility	151%

Warrants issued in May 2017:	June 30, 2017
Annual dividend yield	—
Expected life (years)	3.86
Risk-free interest rate	1.89%
Expected volatility	440%

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2016	131,250	0.20
Expired	131,250	0.20
Granted	505,000	$0.15	4
Outstanding at June 30, 2017	505,000	$0.15	3.86
Expired
Granted
Outstanding at June 30, 2018	505,000	$0.15	0.5

11.                Note Payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of June 30, 2018 and 2017, the loan principal balance was $25,982. As of June 30, 2018, the note is in default.

Notes payable due to related parties

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company's stock. The original principal amount was $40,000 and the note bears no interest. The note was payable upon demand. As of June 30, 2018 and 2017, this note had a balance of $18,000 and $18,000, respectively.

On December 31, 2013, the Company entered into a promissory note with Kalvin Kwong (an employee of the Company, who owns less than 5% of the Company's stock). The principal amount was $20,000 and the interest rate on the note was 10%. The note had a term of six (6) months. However, this note was now payable upon demand per the oral agreement with the lender. As of June 30, 2018 and 2017, this note had a balance of $0 and $20,000, respectively.

On January 13, 2014, the Company entered into a promissory note with an employee (an employee of the Company, who owns less than 5% of the Company's stock). The principal amount was $25,000 and the note bears no interest. The note had a term of twenty-four (24) months and was due on January 13, 2016, and became payable upon demand after January 13, 2016. As of June 30, 2018 and 2017, this note had a balance of $0 and $12,666, respectively.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company's stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of June 30, 2018 and 2017, this note had a balance of $5,000 and $20,000, respectively.

As of June 30, 2018 and 2017, the Company has an outstanding balance of notes payable due to related parties of $23,000 and $70,666, respectively.

12.                Stockholders’ Deficit

The Company is authorized to issue 1,990,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock.

During the year ended June 30, 2018, the Company issued 1,171,429 shares of common stock for cash in total amount of $82,000.

During the year ended June 30, 2018, the Company issued 4,736,842 shares of common stock for services in total amount of $180,000.

During the year ended June 30, 2018, the Company issued 13,492,560 shares of common stock to settle the old debt in total amount of $306,810.

As of June 30, 2018 and June 30, 2017, the Company had 246,135,203 and 247,395,774 shares of its common stock issued and outstanding.

13.                Common Shares Issued for Services

In September 2017, the Company issued 4,736,842 shares of commons stock for services. The fair value of the shares were valued at $0.04, the closing price of the grant date.

14.                Related Party Transactions

As of June 30, 2018, the Company had outstanding balance of $23,000 owed to various related parties. See note 11 and 16 for the details.

15.                Loans Payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of June 30, 2018, the note was in default and the outstanding balance under this note was $79,524.

On January 25, 2017, SWC entered into an agreement with a lending company for $100,000 for its working capital needs. As of June 30, 2018 and 2017, the Company has an outstanding balance of $0 and $10,036, respectively.

During the year ended June 30, 2017, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of June 30, 2018 and 2017, the outstanding balance with Greater Asia loans were $84,400 and $140,125, respectively. As of June 30, 2018. the note was in default.

On July 1, 2016, the Company entered into a repayment agreement with its employee for $20,280 at no interest. As of June 30, 2018 and 2017, the Company has an outstanding balance of $4,285 and $6,285.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of June 30, 2018 and 2017, the Company has an outstanding balance of $0 and $4,076, respectively.

On July 2, 2015, the Company entered into a repayment agreement with an individual for $22,583 at no interest. As of June 30, 2018 and 2017, the Company has an outstanding balance of $0 and $13,936, respectively.

On March 5, 2013, the Company entered an equipment loan agreement with Toyota financial services with maturity date of April 4, 2018. As of June 30, 2018 and 2017, the balance under this loan were $0 and $4,308, respectively.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 1, 2017. The monthly payment is $255. As of June 30, 2018 and 2017, the outstanding balance under this loan were $0 and $261, respectively.

As of June 30, 2018 and 2017, the Company had an outstanding loan balance of $329,029 and $1,599, respectively from one (1) vendor of the Company.

16.                Loans Payable – Related Parties

On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $150,820 with maturity date on March 31, 2018; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment. As of June 30, 2018 and 2017, the outstanding balance under this note was $150,820. As of June 30, 2018. the note was in default. As of October 2017, they are no long a related party.

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2018 and 2017, the balance of the loan were $30,000 and $34,015, respectively.

On November 21, 2016, SGMD received a loan from the Company’s director. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2018 and 2017, the balance of the loan from Sugarmade were $0 and $9,252, respectively.

On December 1, 2016, SGMD received a loan from an employee for $12,500 with an interest charge of $12,500. This amount was recorded as interest owed to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on December 1, 2017. As of June 30, 2018 and 2017, the balance is $0 and 6,250, respectively.

From time to time, SWC would receive short-term loans from LMK Capital, LLC (“LMK”) for its working capital needs. As of June 30, 2018 and 2017, the Company had outstanding balance of $0 and $34,107, respectively, borrowed from LMK Capital., LLC, a company affiliated with CEO Chan.

17.                Shares to Be Issued

During the year ended June 30, 2018, the Company had entered into multiple private placement agreements and had increased potential shares to be issued in total amount of $1,798,000.

As of June 30, 2018 and 2017, the Company had balance of $2,691,000 and $893,000 share to be issued.

18.                Commitments and Contingencies

On April 1, 2015, the Company entered into a lease for general office and warehouse in City of Industry, California with a lease term of one year. The monthly rent was $11,884. The Company renewed the lease to March 31, 2016, effective April 1, 2016 to March 31, 2017, increasing the rent from $11,884 to $13,238. On March 6, 2017, the Company executed a Fifth Amendment to the Lease, in which the Monthly rent increased from $13,238 to $15,043 effective from April 1, 2017 to March 31, 2018. As of March 31, 2018, the Monthly rent is $15,043. As of April 1, 2018, the Company has vacated and return the property to the property owner and have no further lease commitment associated with this property.

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

19.                Income Tax

The deferred tax asset as of June 30, 2018 and 2017 consisted of the following:

	2018	2017
Net Operating Loss Carryforwards	$11,849,081	$9,711,559
Less Valuation Allowance	(11,849,081)	(9,711,559)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of June 30, 2018, the Company has net operating loss carryforward of $34,859,835 which is available to offset future taxable income that expires by year 2034.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for 2018 and 2017 is as follows:

	2018	2017
Income tax benefit at federal statutory rate	(34)%	(34)%
Increase in valuation allowance	34%	34%
Income tax expense	—	—

20.                Subsequent Events

On July 15, 2018, the Company signed a settlement agreement and consulting contract with a services provider. Under the terms of the agreement, the consultant performed specific functions pertaining the wind down of business operations for products previously marketed by the Company, receiving 1,500,000 registered common shares.

On July 20, 2018, the Company sold 1,000,000 common shares to an accredited investor at $0.05 per common share for a total of $50,000.

On July 30, 2018, a consultant paid the Company $1,000 for an option exercised on June 8, 2018. The strike price of the option was $0.002 per share. As of this date, the 500,000 common shares from the option exercise have yet to be issued.

On August 1, 2018, the Company signed a services contract with a consultant for 2,307,693 registered common shares, valued at $150,000 or $0.065 per share.

On August 1, 2018, the Company signed a services contract with a consultant for 538,461 registered common shares, valued at $70,000 or $0.065 per share.

On August 2, 2018, the Company converted a note for $50,000 dated August 3, 2017, into 1,114,491 common shares.

On August 13, 2018, the Company issued 2,500,000 common shares to an accredited investor. The shares were purchased on December 21, 2017 at $0.05 per share for a total of $125,000.

On August 14, 2018, the Company converted a note dated September 27, 2017 into common shares. The original face value of the note was $15,000, which converted into 294,114 common shares.

On August 14, 2018, the Company converted a note dated August 22, 2017 into common shares. The original face value of the note was $35,000, which converted into 691,184 common shares.

On August 23, 2018, the Company converted a note for $115,698.63 dated August 3, 2017 in the amount of $50,000 into 1,114,491 common shares.

On August 28, 2018, the Company converted a note dated May 12, 2017 into common shares. The original face value of the note was $150,000, which converted into 3,921,569 common shares.

On September 1, 2018, the Company issued a consultant 125,000 common shares for services, based on an agreement with the consultant dated April 5, 2018.

On September 13, 2018, the Company converted a note dated September 15, 2017 into common shares. The original face value of the note was $150,000, which converted into 3,745,330 common shares.

On September 19, 2018, the Company issued a convertible note to an accredited investor for proceeds to the Company in the amount of $250,000. The Company reserved 15,000,000 common shares for future maximum issuance for the eventual conversion.

On September 27, 2018, the Company sold 642,857 common shares to an accredited investor at $0.07 per common share for a total of $45,000.

On October 7, 2018, a consultant paid the Company $500 for an option exercised on June 8, 2018. The strike price of the option was $0.001 per share. As of this date, the 500,000 common shares from the option exercise have yet to be issued.

On October 9, 2018, the Company issued shares in a debt settlement. A total of 500,000 shares were issued at a price of $0.10 per shares, which settled the $39,000 and interest owed by the Company.

On October 10, 2018, the Company issued a convertible note to an accredited investor for proceeds to the Company in the amount of $250,000. The Company reserved 26,000,000 common shares for future maximum issuance for the eventual conversion.

On October 15, 2018, the Company signed a Letter of Intent to acquire Sky Unlimited, LLC doing business as Athena United (“Sky Unlimited”), a Southern California-based, supplier of hydroponic cultivation supplies to the wholesale sector and to large commercial cultivators. Upon execution of LOI, the Company will pay Sky Unlimited $1,000,000 in common shares of Sugarmade at $0.10 per share equal 10,000,000 shares, which will immediately vest as a non-refundable fee. Sugarmade will be granted 180 days to close on acquisition, If the acquisition is completed, Sky Unlimited will be compensated with cash and Sugarmade shares having a total value equaling one times annualized revenues realized by Sky Unlimited during last 2 quarters of 2018 calendar year. At the projected $40,000,000 annualized revenue realization for Sky Unlimited for the period agreed, it is contemplated Sky Unlimited will be paid a total of $8,000,000 in cash and $32,000,000 in Sugarmade common shares at $0.10 per share.

On October 16, 2018, the Company issued 2,500,000 common shares due to an accredited investor for an investment on December 21, 2017 in the amount of $250,000 at $0.05 per share.

On October 16, 2018, the Company issued 10,00,000 common shares due to an accredited investor for an investment on December 21, 2017 in the amount of $1,000,000 at $0.10 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported on Form 8-K filed on April 10, 2018 with the Securities and Exchange Commission, or SEC, BF Borgers CPA (“Borgers”) was dismissed as the independent registered public accounting firm for the Company effective as of March 21, 2018. The dismissal of Borgers was approved by the Company’s Board of Directors. Other than an explanatory paragraph included in Borgers’ audit report for the Company's fiscal year ended December 31, 2017, 2016 and 2015 relating to the uncertainty of the Company's ability to continue as a “going concern”, the audit report of Borgers on the Company's financial statements for the last three fiscal years ended December 31, 2017, 2016 and 2015, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's 2017, 2016 and 2015 fiscal years and through March 21, 2018, (1) there were no disagreements with Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Borgers, would have caused Borgers to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

As a result of the dismissal of Borgers as the independent registered public accounting firm for the Company, on April 2, 2018, the Company engaged L&L CPAS, PA, a PCAOB and CPAB registered firm (“L&L”). Neither we, nor anyone on our behalf, has consulted with L&L regarding (i) the type of final audit opinion that might be rendered on the Company’s financial statements and neither a written report nor oral advice was provided to the Company that L&L concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer concluded as of June 30, 2018 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

During the fiscal year ended June 30, 2018, there were no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate bec02ause of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2018, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were the relative inexperience of our management and supporting personnel with the compliance and control requirements of U.S. GAAP and SEC reporting compliance.

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

Notwithstanding the above identified material weakness, the Company's management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of the date of this filing, the following individuals are current officers and directors. Certain information about them, is set forth below:

Name	Age	Position
Jimmy Chan	39	CEO & Chairman
Chen Long Tan	36	CTO & Director

Jimmy Chan, 39, director (Chairman), has been, since 2008, the Chief Executive officer of CarryOutSupplies.com, located in the City of Industry. From 2005 to 2007, he served as the Vice-President, for Emergence Capital, operating out of Garden Grove, California, and providing mortgage services to the general public. From 2003 to 2005, he was the Vice-President in charge of operations for Azusa Mobile, a T-Mobile authorized dealer, and prior to that he was the president of Cyber Gift, importing toys for distribution as a wholesaler. He is not an officer nor director of any other public companies.

Chen Long Tan, 36, director and Chief Technology Officer brings valuable expertise, particularly relating to large scale IT design and implementation, to Sugarmade that will not only help BizRight to likely continue to grow, but will also provide valuable input toward improvements to other Sugarmade business, such as the increasingly e-commerce focused CarryOutSupplies.com business and the upcoming marketing and distribution of other products. Mr. Tan is an expert in e-commerce, AI and data mining and is a technology driven business executive.

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

As of February 3, 2017, due to vacancy on the board of directors, and pursuant to the Company's by laws, the remaining directors, Jimmy Chan and Richard Ko, then appointed Simon Yu to occupy the open seat on the board of directors.

Effective June 2, 2017, the Company accepts the resignation of Director Simon Yu. Pursuant to Mr. Yu's resignation letter, Mr. Yu's resignation was not due to any disagreements or conflicts with the Company. Mr. Yu's resignation is necessary to fulfill his obligations and administer his company's operations.

Effective January 29, 2018, the Company accepts the resignation of Director Richard Ko. Pursuant to Mr. Ko's resignation letter, Mr. Ko's resignation was not due to any disagreements or conflicts with the Company. Mr. Ko's resignation is necessary to complete his Master of Business Administration Degree.

Corporate Governance

During fiscal year 2018 Company's board of directors implemented a program to rectify these material weaknesses. During the fiscal year, additional accounting personnel were engaged by the company in order to improve accounting and reporting functions. Additionally, several programs were implemented internally to streamline our inventory controls, revenue reporting, and overall acting and reporting infrastructure. During the fiscal year, the Board of Directors also engaged several outside consultants to assist in our accounting and finance operations. These personnel worked with our internal staff to identify material weaknesses into implement programs to seek resolutions. These programs have continued into fiscal year 2019.

Leadership Structure

Jimmy Chan, who is also a director and serves as chairman, CEO, CFO and corporate Secretary. Chen Long Tan became a director and CTO on January 23, 2018.

Board Committees

As of the date of this filing, there are no formal committees of the board of directors.

Director Independence

We currently have no independent directors. We apply the definition of "independent director'' provided under the Listing Rules of The NASDAQ Stock Market LLC (''NASDAQ"). Under NASDAQ rules, the Board has considered all relevant facts and circumstances regarding our directors and has affirmatively determined that none of the directors serving on the Board are independent of us under NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's directors and officers, and persons who own more than ten-percent (10%) of our Company's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish our Company with copies of all Section 16(a) reports they file. As of June 30, 2018, we do not believe such reports were timely filed.

Item 11.	Executive Compensation

As of start of October 1, 2017, Mr. Chan will receive annual salary of $48,000 in addition to 5,000,000 common shares earned annually.

As of the date of this filing, Mr. Chen Long Tan compensation have not been determined.

Employment Agreements

As of Fiscal Year End June 30, 2018, Mr. Chan served as CEO of the company and will be compensated 5,000,000 common shares for each calendar year end.

As of the date of this filing, these shares have not been issued. The company is in the process of structuring future compensation plan for all directors, officers and employees, as of the date of this filing.

Grants of Stock and Other Equity Awards

No other equity awards.

Option Exercises

During the fiscal years ending June 30, 2018 and 2017, there were no option exercises by our named executive officers.

Compensation of Directors

Our current Directors do not receive compensation for their service on the board of directors. Unassociated with board service, Director Chan will receive annual salary of $48,000 in addition to 5,000,000 common shares earned annually. As of date of this filing, these shares have not been issued.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of Fiscal Year End June 30, 2018, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock.

The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. Table 8 has been prepared based on the number of shares outstanding totaling 248,567,203 as of the date of this filing.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Jimmy Chan	14,063,502	5.71%
Richard Ko	4,530,572	2.24%
All Directors and Executive Officers as a Group	14,546,074	7.95%
Greater than 5% Shareholders
Amy Thai and LMK Capital LLC	20,644,733	8.37%

As of the date of this filing Mr. Jimmy Chan's holdings represent 5.71% of the company. He is currently employed by LMK Capital LLC as management consultant and is therefore a beneficial owner of shares owned by LMK Capital LLC.

Amy Thai and LMK Capital LLC.'s holdings are 9,378,066 and 11,266,667 respectively, as of the date of this filing the aggregated amount represents 8.37% of the company.

Subsequent to June 30, 2018, Jimmy Chan is owed 5,000,000 restricted common shares, earned as services shares., and Chen Long Tan is owed 59,138,705 restricted common shares, earned from marketing agreement dated December 13, 2017.

Item 13 Certain Relationships and Related Party Transactions and Director Independence

Transactions with Related Persons

From time to time, SWC would receive short-term loans from LMK Capital, LLC ("LMK'') for its working capital needs. As of June 30, 2018, the Company's outstanding balance to LMK is zero.

On December 1, 2016, SGMD received a loan from an employee for $12,500 with an interest charge of $12,500. This amount was recorded as interest owed to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on December 1, 2017. As of June 30, 2018, the balance is zero.

On July 7, 2016, SWC received a loan from the same employee indicated above. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2018, the balance of the loan is $30,000.

On November 21, 2016, SGMD received a loan from the Company's director. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2018, the balance of the loan is zero.

Item 14. Principal Accountant Fees and Services

(1)          Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended June 30, 2018 were $48,769.

(2)  Audit-Related Fees

There were no fees billed during the two years ended June 30, 2018 and 2017 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3)  Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2018 and 2017.

(4)  Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant' s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant' s full-time, permanent employees was more than 50 percent.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Sugarmade, Inc., a Delaware corporation

By /s/ Jimmy Chan                                            Date: November 28, 2018

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

In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ Jimmy Chan Jimmy Chan	CEO and Chairman	November 28, 2018
/s/ Chenlong Tan Chenlong Tan	Director	November 28, 2018