Form 10-K/A
period 2018-06-30
Sugarmade, Inc.
filed 2018-12-21
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this amendment ("Amendment No. 1") to our Annual Report on Form 10-K for the period ended June 30, 2018, originally filed with the Securities and Exchange Commission (the "SEC") on November 28, 2018, for the purposes of 1) correcting a typographical error in Part 1: Financial Information, specifically labeled Sugarmade, Inc. and Subsidiary Consolidated Balance Sheet and, 2) Consolidated P&L.  Amendment No. 1 corrects a typographical error that was caused by a clerical error where a previous version of the financial statement was not amended and replaced with an updated version. Specifically, relative to the Consolidated Statement of Balance Sheet error against the Company’s retained earnings of $19,235.  The error and Amendment No. 1, described above, does not affect the Consolidated Statement of Operations for the period ending June 30, 2018 and there will be no restatement of the Consolidated Statement of Operations for the period ending June 30, 2018. Amendment No. 2 corrects a typographical error that was misclassified for $15,150 against the warrant expense activity.  The error and Amendment No. 2, described above, does not affect the Consolidated Statement of Operations for the period ending June 30, 2018 and there will be no restatement of the Consolidated Statement of Operations for the period ending June 30, 2018. This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related or other disclosures, including forward-looking statements, made in the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

EXPLANATORY NOTE

We are filing this amendment ("Amendment No. 1") to our Annual Report on Form 10-K for the period ended June 30, 2018, originally filed with the Securities and Exchange Commission (the "SEC") on November 28, 2018, for the purposes of 1) correcting a typographical error in Part 1: Financial Information, specifically labeled Sugarmade, Inc. and Subsidiary Consolidated Balance Sheet and, 2) Consolidated P&L.  Amendment No. 1 corrects a typographical error that was caused by a clerical error where a previous version of the financial statement was not amended and replaced with an updated version. Specifically, relative to the Consolidated Statement of Balance Sheet error against the Company’s retained earnings of $19,235.  The error and Amendment No. 1, described above, does not affect the Consolidated Statement of Operations for the period ending June 30, 2018 and there will be no restatement of the Consolidated Statement of Operations for the period ending June 30, 2018. Amendment No. 2 corrects a typographical error that was misclassified for $15,500 against the warrant expense activity.  The error and Amendment No. 2, described above, does not affect the Consolidated Statement of Operations for the period ending June 30, 2018 and there will be no restatement of the Consolidated Statement of Operations for the period ending June 30, 2018. This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related or other disclosures, including forward-looking statements, made in the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

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

Results of Operations

The following table sets forth the results of our operations for the years ended June 30, 2018 and 2017. Certain columns may not add due to rounding.

	For the years ended June 30
	2018	2017
Revenues, net	4,439,324	4,100,560
Cost of goods sold:	3,226,365	2,832,798
Gross margin	1,212,959	1,267,762
Operating Expense	2,454,906	3,986,314

Loss from operations	(1,241,947)	(2,718,552)
Non-operating income (expense):	(5,054,444)	(1,995,145)
Net Income (Loss)	(6,296,390)	(4,713,697)

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

Selling, general and administrative, expenses

For the years ended June 30, 2018 and 2017, selling, general and administrative expenses were $2,454,906 and $3,986,314 respectively. The decrease was attributable to lower stock compensation expense for consulting expense for the year ended June 30, 2018.

Non-operating income expenses

The Company had total non-operating expense of $5,054,444 and $1,995,145 for the years ended June 30, 2018 and 2017, respectively. The increase is primarily due to increased interest expense for the year ended June 30, 2018 compared with the year ended June 30, 2017.

Net loss

Net loss totaled $6,296,390 for the year ended June 30, 2018, compared to a net loss of $4,713,697 for the year ended June 30, 2017. The increase in net loss was primarily a result of increased interest expense and realized loss on notes converted.

Outstanding Litigation

As of the date of this filing, the Company is a plaintiff, in Contra Costa County, California, in a suit alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Pinto is the Company's former Chairman of the board of directors. The Company plans to actively pursue this case. During November of 2014, the Company received notice that a cross complaint had been filed against the Company. The complaint alleges the parties were induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The parties have attended mediation on the matters on September 7, 2018, and executed a stipulation for a settlement agreement. However, the final settlement agreement is currently pending. The Company has reserved a contingent liability of $47,660 related to this proposed settlement.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

November 28, 2018

We have served as the Company's auditor since March 2018.

Sugarmade, Inc. and Subsidiary

Consolidated Balance Sheets

Assets	As of June 30,
Current Assets:	2018	2017
Cash	$42,121	$101,880
Accounts Receivables, Net	453,623	113,218
Inventory, Net	531,249	568,229
Loan Receivable	157,872	10,000
Other Current Assets	756,565	190,338

Total Current Assets	1,941,432	983,665

Equipment, Net	195,180	61,792
Intangible Assets	12,600	73,125
Other Assets	38,751	27,081

Total Assets	2,187,963	1,145,663
Liabilities and Stockholders’ Deficit
Current Liabilities:
Note Payable Due to Bank	25,982	25,982
Accounts Payable and Accrued Liabilities	1,707,641	1,503,920
Accounts Payable – Related Party	—	23,086
Customer Deposits	329,509	232,591
Unearned Revenue	110,142	63,304
Other Payables	241,771	223,482
Accrued Interest	493,365	116,236
Accrued Compensation and Personnel Related Payables	869,673	11,403
Note Payable	20,000	—
Note Payable – Related Parties	23,000	192,801
Loan Payable	329,029	228,412
Loan Payable – Related Parties	30,000	70,666
Convertible Note Payables, Net	2,399,941	1,502,023
Derivative Liabilities	3,069,616	1,134,000
Warrant Liabilities	40,400	25,250
Share to Be Issued	2,691,000	893,000

Total Current Liabilities	12,381,069	6,246,156

Total Liabilities	12,381,069	6,246,156

Stockholders’ Deficit:
Preferred Stock, $0.001 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—
Common Stock, $0.001 Par Value, 1,990,000,000 Shares Authorized, 246,135,203 and 226,734,372
Shares Issued and Outstanding at June 30, 2018 and 2017	246,136	226,735
Additional Paid-In Capital	21,952,560	20,768,185
Shares to Be Issued, Preferred Shares	2,000,000	2,000,000
Shares to Be Issued, Common Shares	467,996	467,996
Accumulated Deficit	(34,859,799)	(28,563,409)
Total Stockholders’ Deficit	(10,193,106)	(5,100,493)

Total Liabilities and Stockholders’ Deficit	2,187,963	$1,145,663

The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended June 30,
	2018	2017
Revenues, Net	$4,439,324	$4,100,560

Cost of Goods Sold	3,226,365	2,832,798

Gross Profit	1,212,959	1,267,762

Selling, General and Administrative Expenses	2,454,906	3,986,314

Loss From Operations	(1,241,947)	(2,718,552)

Non-Operating Income (Expense):
Interest Expense	(2,077,900)	(352,300)
Warrant Expense	(15,150)	(25,250)
Change in Fair Value of Derivative Liabilities	(525,394)	(437,000)
Stock Based Compensation	(1,038,270)	—
Realized Loss on Notes Converted	—	(1,172,000)
Amortization of Debt Discount	(1,010,329)	—
Bad Debt	(129,418)	—
Other Income (Expense)	18,942	(8,595)
Loss on settlement	(44,607)	—
Loss on Impairment	(65,625)	—
Loss on asset disposal	(166,693)	—

Total Non-Operating Income (Expense)	(5,054,444)	(1,995,145)

Net Loss	(6,296,390)	$(4,713,697)

Basic Net Income (Loss) Per Share	$(0.03)	$(0.02)
Diluted Net Income (Loss) Per Share	$(0.03)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding*	242,058,522	202,675,344

*Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share.

The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Share to be Issued,	Share to be Issued,	Accumulated	Total
	Shares	Amount	Capital	Preferred Shares	Common Shares	Deficit
Balance at June 30, 2016	178,685,388	$178,686	$17,151,379	$2,000,000	$1,246,000	$(23,849,712)		$(3,273,647)

Shares Issued for Debt Settlement	25,441,007	25,441	1,767,524	—	251,996	—		2,044,961
Shares Issued for Equity Financing	2,403,846	2,404	122,596	—	125,000	—		250,000
Shares Issued for Compensation	29,207,131	29,207	1,713,683	—	(1,230,000)	—		512,890
Shares Issued for Intangible Asset	—	—	—	—	75,000	—		75,000
Warrants Expired	—	—	4,000	—	—	—		4,000
Shares Cancelled	(9,003,000)	(9,003)	9,003	—	—	—		—
Net Loss	—	—	—	—	—	(4,713,697)		(4,713,697)

Balance at June 30, 2017	226,734,372	226,735	20,768,185	2,000,000	467,996	(28,563,409)		(5,100,493)

Shares Issued for Debt Settlement	13,492,560	13,493	293,317	—	—	—		306,810
Reclass Note Conversion	—	—	509,323	—	—	—		509,323
Initial Valuation of BCF	—	—	125,642	—	—	—		125,642
Shares Issued for Compensation	4,736,842	4,737	175,263	—	—	—		180,000
Shares Issued for Cash	1,171,429	1,171	80,829	—	—	—		82,000
Net Loss	—	—	—	—	—	(6,296,390)		(6,296,390)

Balance at June 30, 2018	246,135,203	$246,136	$21,952,560	$2,000,000	$467,996	$ (34,859,799)	$	(10,193,107)

The accompanying notes are an integral part of these consolidated financial statements

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2018		2017
Cash Flows from Operating Activities:
Net Loss	$	(6,296,390)	$(4,713,697)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Bad Debt Expense		—	(45,990)
Inventory Impairment Loss		—	70,332
Change in exercise of warrant		15,150	25,250
Change in Fair Value of Derivative Liability		525,394	(437,000)
Derivative Expense and amortization of debt discount		1,781,337	—
Realized Loss on Notes Converted		—	1,172,000
Initial valuation of debt discount		237,547	—
Stock Compensation Expense		1,038,270	1,257,261
Depreciation and Amortization Expense		105,558	42,587
Changes in Operating Assets and Liabilities
Accounts Receivable		(340,405)	95,638
Inventory		36,980	(170,300)
Other Assets		(11,670)	(61,120)
Loan Receivable		(147,872)	—
Prepayment, deposits and other receivables		(566,229)	—
Amount due to a related party		(23,086)	—
Checks Issued in Excess of Cash		—	(28,377)
Accounts Payable and Accrued Liabilities		222,010	123,560
Customer Deposits		96,918	(15,708)
Unearned Revenue		46,838	(30,218)
Accrued Interest and Other Payables		385,439	(76,428)
Net Cash (Used in) Operating Activities		(2,894,210)	(1,918,210)

Cash Flows from Investing Activities:
Intangible		(7,325)	—
Payment for Acquisition of Property and Equipment		(171,096)	(24,052)
Net Cash (Used in) Provided by Investing Activities		(178,421)	(24,052)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock		82,000	125,000
Proceeds from Share to be Issued		1,798,000	125,000
Proceeds from (Repayment of) Loan		156,228	(566,453)
Proceeds from Loan		—	795,420
Advance from Related Parties		—	1,445,301
Repayment to Related Parties		(246,078)	(1,650,560)
Proceeds from Convertible Note		1,222,722	1,769,523
Net Cash Provided by Financing Activities		3,012,872	2,043,231

Net Increase (Decrease) in Cash		(59,759)	100,969

Cash, Beginning of Year		101,880	911
Cash, Ending of Year		42,121	101,880

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest Expense		—	144,200
Income Taxes		—	25,212

Supplemental Disclosure of Non-Cash Financing Activities:
Debts Settled Through Shares Issuance		306,810	620,965

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes and warrants in determining the fair value using Lattice Binomial model with the following assumption inputs:

	Carrying Value	Fair Value Measurements at June 30, 2018 Using Fair Value Hierarchy
	June 30, 2018	Level 1	Level 2	Level 3
Derivative Liabilities	3,069,616		—	3,069,616
Total
		June 30, 2017		June 30, 2018
Expected Life (Years)		0.74	—	0.5
Risk Free Interest Rate		1.68%	—	2.06%
Expected Volatility		161%	—	151%

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

On February 4, 2014, the Company filed suit in Contra Costa County, California, alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Stephen Pinto is the Company's former Chairman of the board of directors. The Company plans to actively pursue this case. During November of 2014, the Company received notice that a cross complaint had been filed against the Company. The complaint alleges the parties were induced to make a series of investments in the Company by the material misrepresentations and omissions made by the Company. The Company believes the allegations are without merit The Company plans to vigorously defend against such claims. The parties have attended mediation on the matters on September 7, 2018, and executed a stipulation for a settlement agreement. However, the final settlement agreement is currently pending. The Company has reserved a contingent liability of $47,660 related to this proposed settlement.

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

9.                   Derivative Liabilities

The derivative liability is derived from the conversion features in note 8 and stock warrant in note 10. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of June 30, 2018 and 2017, the derivative liability was $3,069,616 and $1,134,000, respectively. The Company recorded $525,394 and $437,000 loss from changes in derivative liability during the year ended June 30, 2018 and 2017, respectively. During the year ended June 30, 2018, the Company changed the method to value the fair market value from Black-Scholes to Binomial Option model. The Binomial model with the following assumption inputs:

June 30, 2018
Annual Dividend Yield	—
Expected Life (Years)	0.15-1.00
Risk-Free Interest Rate	1.13-2.06%
Expected Volatility	94-212%

June 30, 2017
Annual Dividend Yield	—
Expected Life (Years)	0.47-1.00
Risk-Free Interest Rate	1.08-2.12%
Expected Volatility	103-202%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2017		$1,134,000
Additions		$1,913,992
Mark to Market		525,394
Reclassification to APIC Due to Conversions	$	(503,770)
Ending Balance, June 30, 2018		3,069,616

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

On December 1, 2016, SGMD received a loan from an employee for $12,500 with an interest charge of $12,500. This amount was recorded as interest owed to the loan payable amount and is to be amortized on a monthly basis over the life of the loan. The loan is due on December 1, 2017. As of June 30, 2018 and 2017, the balance is $0 and $6,250, respectively.

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

As of June 30, 2018, the Company has net operating loss carryforward of $34,859,799 which is available to offset future taxable income that expires by year 2034.

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

Sugarmade, Inc., a Delaware corporation

By /s/ Jimmy Chan                                            Date: December 21, 2018

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

Signature	Title	Date
/s/ Jimmy Chan Jimmy Chan	CEO and Chairman	December 21, 2018
/s/ Chenlong Tan Chenlong Tan	Director	December 21, 2018