Form 10-Q
period 2018-09-30
Sugarmade, Inc.
filed 2018-12-26
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

At December 26, 2018, there were 617,912,116 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

PART 1: Financial Information
Item I
Sugarmade, Inc. and Subsidiary Condensed Consolidated Balance Sheets

	September 30, 2018	June 30, 2018
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$120,749	$42,121
Accounts receivable, net	383,404	453,623
Inventory, net	679,664	531,249
Loan receivables	141,522	157,872
Other current assets	930,625	756,565

Total current assets	2,255,964	1,941,432

Equipment, net	183,376	195,180
Intangible assets, net	12,250	12,600
Other assets	38,751	38,751

Total assets	$2,490,340	$2,187,963

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Note payable due to bank	$25,982	$25,982
Accounts payable and accrued liabilities	1,423,946	1,707,641
Customer deposits	600,839	329,509
Unearned revenue	40,903	110,142
Other payable	278,747	241,771
Accrued interest	559,276	493,365
Accrued compensation and personnel related payables	732,673	869,673
Note Payable	20,000	20,000
Notes payable – related parties	23,000	23,000
Loans payable	317,729	329,029
Loans payable – related parties	301,392	30,000
Convertible notes payable, net	1,594,380	2,399,941
Derivative liabilities	2,423,716	3,069,616
Warrants liabilities	17,675	40,400
Shares to be issued	2,556,000	2,691,000

Total liabilities	10,916,259	12,381,069

Stockholders’ equity (deficiency):
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 1,990,000,000 shares authorized, 280,107,717 and 246,135,203 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively)	280,109	246,136
Additional paid-in capital	25,888,378	21,952,560
Shares to be issued, preferred shares	2,000,000	2,000,000
Shares to be issued, common shares	874,446	467,996
Accumulated deficiency	(37,468,851)	(34,859,799)

Total stockholders’ equity (deficiency)	(8,425,919)	(10,193,106)

Total liabilities and stockholders’ equity (deficiency)	$2,490,340	$2,187,963

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three months ended September 30, 2018 and 2017

	Three months ended September 30,
	2018	2017
	(Unaudited)	(Audited)
Revenues, net	$1,445,010	$1,177,214

Cost of goods sold:	1,059,418	852,949

Gross profit	385,591	324,264

Operating expenses:
Selling, general and administrative expenses	913,872	1,018,988

Total operating expenses	913,872	1,018,988

Loss from operations	(528,281)	(694,724)

Non-operating income (expense):
Other income	255	—
Interest expense	(281,378)	(131,633)
Change in fair value of derivative liabilities	(1,641,457)	(140,653)
Other expense	—	(122,325)
Gain on debt conversion	8,763	—
Loss on debt settlement	(161,675)	—
Amortization of debt discount	(28,006)	—
Warrant Expense	22,725	—

Total non-operating income (expense)	(2,080,772)	(394,610)

Net income (loss)	$(2,609,053)	$(1,089,334)

Basic net income (loss) per share	$(0.01)	$(0.01)
Diluted net income (loss) per share	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	264,975,211	231,376,890
Diluted weighted average common shares outstanding *	264,975,211	231,376,890

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows For

the three months ended September 30, 2018 and 2017

(Unaudited)

	For the three months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,609,053)	$(1,089,334)
Adjustments to reconcile net loss to cash flows from operating activities: Initial valuation of debt discount	(262,500)	—
Loss on settlement	161,675	—
Amortization of debt discount	455,084	91,906
Stock based compensation	197,500	180,000
Change in fair value of derivative liability	1,641,457	152,790
Amortization of Intangible Assets	350	—
Change in exercise of warrant	(22,725)	—
Depreciation and amortization	11,804	13,506

Changes in assets and liabilities:
Accounts receivable	70,219	(243,064)
Inventory	(148,415)	47,646
Prepayment, deposits and other receivables	(174,058)	—
Other assets	—	100,631
Bank overdraft	—	30,729
Accounts payable and accrued liabilities	(270,920)	10,459
Customer deposits	271,330	(52,101)
Unearned revenue	(69,239)	51,412
Interest Payable	100,201	—
Accrued interest and Other payables	36,976	33,998

Net cash used in operating activities	(610,314)	(692,508)

Cash flows from investing activities:
Acquisition of intangible assets	—	(11,755)
Acquisition of property and equipment	—	(127,541)

Net cash used in investing activities	—	(139,316)

Cash flows from financing activities:
Proceeds from shares to be issued	—	104,690
Proceeds from shares issuance	235,000	—
Proceeds from convertible notes	267,500	660,468
Payment to Note payable-related parties	—	(11,666)
Proceeds (Repayment) from(to) loans	(11,300)	(44,637)
Proceeds from loan payable-related parties	271,392	12,015
Proceeds from advance share issuance	(90,000)	104,690
Loan receivable	16,350	10,000

Net cash provided by financing activities	688,942	730,870

Net increase (decrease) in cash	78,628	(100,954)

Cash paid during the period for:
Cash, beginning of period	42,121	101,880
Cash, end of period	$120,749	$926

Supplemental disclosure of non-cash financing activities
Shares issued for conversion of convertible debt	872,857	—
Reduction in derivative liability due to conversion	2,714,433	—
Debt discount related to convertible debt	427,077	—
Debts settled through shares issuance	12,775	416,304

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business

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

As of the date of this filing, our main business operation, CarryOutSupplies.com, is a producer and wholesaler of custom printed and generic supplies servicing more than 3,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009 when the founders gained first-hand experience within the restaurant industry of the difficulty for restaurant owners to acquire custom printed supplies at a reasonable cost. Many quick service restaurants wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost prohibitive. With that in mind, carry out supplies was founded to provide products to this underserved section of the market. Since that time, the company has become a key supplier to many popular U.S. franchises, particularly in the frozen dessert segments. The company estimates it holds approximately 40% market share of generic and printed products within the take-out frozen yogurt and ice cream industries.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2018, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended June 30, 2018. The interim results for the period ended September 30, 2018 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SWC. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued losses from operations during the three months ended September 30, 2018 and for the fiscal year ended June 30, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Revenue recognition

Sugarmade applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $383,404 as of September 30, 2018 and of $453,623 as of June 30, 2018.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of September 30, 2018 and June 30, 2018, the balance for the inventory totaled $679,664 and $531,249, respectively. Obsolescence reserve at September 30, 2018 and June 30, 2018 were $120,486, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company, as of June 30, 2018, performed an impairment test of all of its intangible assets. Based on the company’s analysis, the company had an impairment of $65,625.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of September 30, 2018.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Black-Scholes option-pricing model for the three months ended September 30, 2018.

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2018
	September 30,	Using Fair Value Hierarchy
	2018	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$2,423,716	$—	$—	$2,423,716
Total	$2,423,716	$—	$—	$2,423,716

	June 30, 2018	September 30, 2018
Expected life (years)	0.5	0.5
Risk-free interest rate	2.06%	2.37%
Expected volatility	151%	117%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2018
	June 30,	Using Fair Value Hierarchy
	2018	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$3,069,616	$—	$—	$3,069,616
Total	$3,069,616	$—	$—	$3,069,616

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

Customers

For the three months ended September 30, 2018 and 2017, our Company earned net revenues of $1,445,010 and $1,177,214 respectively. The vast majority of these revenues for the period ending September 30, 2018 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending September 30, 2017 were derived from a limited number of customers. No customers accounted for over 10% of the Company’s total revenues for the period ended September 30, 2018.

Suppliers

For the three months ended September 30, 2018, we purchased products for sale by the company's subsidiaries from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company's inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 28.40% and 21.60% of the Company's total inventory purchase for the three months ended September 30, 2018, respectively.

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

As of Sept 30, 2018, the shares to be issued in connection with the acquisition of exclusive license rights has not been issued therefore the transaction has not been completed. $550,000 in cash has been paid and reflected as a prepaid deposit in other current assets on our balance sheet.

5.	Legal Proceedings

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

  The Company has filed a lawsuit in Contra Costa County, California, alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Stephen Pinto is the Company's former Chairman. The defendants have filed a counterclaim alleging that they were induced to make a series of investments in the Company by material misrepresentations and/or omissions made by the Company. As of the date of this filing, the parties have agreed to settlement terms. However, the settlement has not been finalized and is currently pending.

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

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

6.	Other Current Assets

As of September 30, 2018 and June 30,2018, other current assets consisted of the following:

	For the periods ended
	September 30, 2018	June 30, 2018
Prepaid Deposit	$555,500	$355,500
Prepaid Inventory	114,673	92,737
Employees Advance	41,303	41,303
Prepaid Expenses	209,421	246,260
Other	9,728	20,765
Total:	$930,625	$756,565

7.	Intangible Asset

On August 21, 2017, the Company entered into an intellectual property assignment agreement with Sound Decisions to revamp the company’s shoplifty website to generate and attract more traffic from potential customers. The Company made a payment of $14,000 for the website (intellectual property). The Company amortized this use right as intangible asset over ten years, and recorded amortization expense of $350 and $1,400 for the periods ended September 30, 2018 and June 30, 2018, respectively.

8.	Convertible Notes

As of September 30, 2018 and June 30, 2018, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,594,380 and $2,399,941, respectively.

Convertible notes issued prior the year ended June 30, 2017 were as follows:

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2018, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2018, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2018, the note is in default.

Convertible note 4: On December 19, 2016, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount. As of September 30, 2018, the note is in default.

Convertible note 5: On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of September 30, 2018, the note is in default.

Convertible note 6: On January 20, 2017, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of seven (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of September 30, 2018, the note is in default.

Convertible note 7: On February 8, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of September 30, 2018, the note is in default.

Convertible note 8: On February 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $66,023. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of September 30, 2018, the note is in default.

Convertible note 9: On February 9, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of September 30, 2018, the note is in default.

Convertible note 10: On February 28, 2017, the Company entered into a convertible promissory note with an accredited investor for $75,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount. As of June 30, 2018, the note is in default.

Convertible note 11: On March 1, 2017, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has been purchased by other investor in total amount of $156,067 with a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount to the then current market price of our shares. As of September 30, 2018, there were $92,500 has been converted into the Company’s common stock and the Company incurred two conversion default penalties in total of $60,751. As of June 30, 2018, the remaining principal balance was $124,318. As of September 30, 2018, the Company converted $63,567 and the remaining balance of note was $60,751.

Convertible note 12: On March 23, 2017, the Company entered into a convertible promissory note with an accredited investor for $70,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of September 30, 2018, the note is in default.

Convertible note 13: On February 16, 2017, the Company entered into a convertible promissory note with an accredited investor for $30,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of September 30, 2018, the note is in default.

Convertible note 14: On March 31, 2017, the Company entered into a convertible promissory note with an accredited investor for $200,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of September 30, 2018, the note is in default.

Convertible note 15 & 16: On May 17, 2017, the Company entered a convertible promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. The note is due 12 months after each funding date and bear an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with exercise price of $0.15 per share and have cashless exercise option. The Company had outstanding balance of $921,004 as of the year ended June 30, 2018. The fair value of the warrants were $40,400 as of June 30, 2018. During the three months ended September 30, 2018, the Company converted $425,000 into the Company’s common stock, the remaining balance of the note was $496,004 as of September 30, 2018 and the fair value of the warrant liability was $17,675. As of September 30, 2018, the note is in default and bears a default interest rate of 22% per annum.

Convertible notes issued during the year ended June 30, 2018 were as follows:

Convertible note 17: On July 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $164,900. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.025. As of September 30, 2018, the note is in default.

Convertible note 18: On August 3, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 45% discount to average of 3 lowest trading price during last 20 trading days. As of September 30, 2018, the note has been fully converted.

Convertible note 19: On August 22, 2017, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount of average two lowest price of last 20 trading days prices. As of September 30, 2018, the note has been fully converted.

Convertible note 20: On September 15, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 45% discount to average of 3 lowest trading price during last 20 trading days. As of September 30, 2018, the note has been fully converted.

Convertible note 21: On September 26, 2017, the Company entered into a convertible promissory note with an accredited investor for $15,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount of average two lowest price of last 20 trading days prices. As of September 30, 2018, the note has been fully converted.

Convertible note 22: On December 7, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.05.

Convertible notes issued during the period ended September 30, 2018 were as follows:

Convertible note 23: On September 20, 2018, the Company entered a convertible promissory note with an investor for a total amount of $267,500 (includes $5,000 legal fee and an OID of $12,500). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

As of the period ended September 30, 2018, the Company’s convertible notes consisted of following:

Balance			Conversion		Balance
as of	Default	Addition/	in	# of	as of		Interest	Conversion
06.30.2018	Penalty	(Repayment)	principal	shares	09.30.2018	Due Date	Rate	Price
25,000	—	—	—	—	25,000	2/24/2013	14%	75% of the average of 30 days prior to the conversion date.
25,000	—	—	—	—	25,000	3/18/2013	14%	75% of the average of 30 days prior to the conversion date.
100,000	—	—	—	—	100,000	6/21/2013	14%	75% of the average of 30 days prior to the conversion date.
20,000	—	—	—	—	20,000	7/17/2017	10%	40% discount of average price of last 20 trading days prices
25,000	—	—	—	—	25,000	7/17/2017	8%	40% discount of average two lowest price of last 20 trading days prices
50,000					50,000	8/8/2017	8%	40% discount of average two lowest price of last 20 trading days prices
80,000	—	—	—	—	80,000	7/20/2017	8%	40% discount of average two lowest price of last 20 trading days prices
66,023	—	—	—	—	66,023	8/24/2017	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	—	—	—	50,000	8/9/2017	8%	40% discount of average two lowest price of last 20 trading days prices
75,000	—	—	—	—	75,000	7/31/2017	8%	40% discount of average two lowest price of last 20 trading days prices
124,318	—	—	63,567	3,919,404	60,751	12/1/2017	10%	45% discount of lowest price of last 20 trading days prices
70,000	—	—	—	—	70,000	9/23/2017	8%	40% discount of average two lowest price of last 20 trading days prices
30,000	—	—	—	—	30,000	8/16/2017	8%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
200,000	—	—	—	—	200,000	9/30/2017	8%	40% discount of average two lowest price of last 20 trading days prices
921,004	—	—	425,000	14,907,323	496,004	5/12/2018	22%	45% discount of lowest price of last 20 trading days prices
150,000	—	—	150,000	3,745,330	—	5/3/2018	10%	45% discount to average of 3 lowest trading price during last 20 trading days
150,000	—	—	150,000	3,744,005	—	6/15/2018	10%	42% discount to average of 3 lowest trading price during last 20 trading days
164,900	—	—	—	—	164,900	7/17/2018	8%	The conversion price shall be $0.025 per share
35,000	—	—	35,000	691,184	—	8/22/2018	8%	40% discount of average two lowest price of last 20 trading days prices
15,000	—	—	15,000	294,114	—	9/26/2018	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	—	—	—	50,000	12/7/2018	8%	The conversion price shall be $0.05 per share
—	—	267,500	—	—	267,500	9/15/2019	8%	55% discount of lowest price of last 20 trading days prices
2,426,245		267,500	838,567	27,301,360	1,855,178

In connection with the convertible debt, debt discount balance as of September 30, 2018 and June 30, 2018 were $260,798 and $26,303 respectively and were being amortized and recorded as interest expenses over the term of the convertible debt.

As of the period ended September 30, 2018, the Company’s debt discount consisted of following:

Note Date	Due Date	OID	Amortization in FY 2018	Debt Discount Balance 6/30/2018	Amortization in 9/30/2018	Debt Discount Balance 9/30/2018
8/22/2017	8/22/2018	$35,000	$29,918	$5,082	$5,082	$ —
9/26/2017	9/26/2018	15,000	11,384	3,616	3,616	—
7/17/2017	7/17/2018	164,900	160,445	4,455	4,455	—
12/7/2017	12/7/2018	50,000	36,849	13,151	7,562	5,589
9/20/2018	9/15/2019	12,500	—	—	347	12,153
9/20/2018	9/15/2019	250,000	—	—	6,944	243,056
Total:		$527,400	$41,302	$26,303	$28,006	$260,798

9.	Derivative liabilities

The derivative liability is derived from the conversion features in note 8 and stock warrant in note 10. All were valued using the Binomial option pricing model using the assumptions detailed below. As of September 30, 2018 and June 30, 2018, the derivative liability was $2,423,716 and $3,069,616, respectively. The Company recorded $1,641,457 loss and $140,653 loss from changes in derivative liability during the three months ended September 30, 2018 and 2017, respectively. The Binomial Option Price Model with the following assumption inputs:

September 30, 2018
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	2.15-2.37%
Expected volatility	87-123%

June 30, 2018
Annual dividend yield	—
Expected life (years)	0.15-1.00
Risk-free interest rate	1.08-2.12%
Expected volatility	103-202%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2018	$3,069,616
Additions	427,076
Mark to Market	1,641,457
Reclassification to APIC due to conversions	(2,714,433)
Balance, September 30, 2018	$2,423,716

10.	Stock warrants

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

On May 17, 2017, the Company entered a promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with an exercise price of $0.15 per share and have cashless exercise option. The fair value of the warrants at the grant date was $40,400. As of September 30, 2018 and June 30, 2018, the fair value of the warrant liability was $17,675 and $40,400, respectively. The Binomial Option Price Model with the following assumption inputs:

Warrants liability	September 30, 2018
Annual dividend yield	—
Expected life (years)	0.5
Risk-free interest rate	2.36%
Expected volatility	117%

Warrants issued in May 2017	June 30, 2018
Annual dividend yield	—
Expected life (years)	0.5
Risk-free interest rate	2.06%
Expected volatility	151%

Below is the movement of warrants for the period ending September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2016	131,250	$0.20
Granted	131,250	0.20	4
Exercised	505,000	$0.15	3.86
Outstanding at June 30, 2017	505,000	0.20
Exercised	—	—
Granted	—	$—
Outstanding at June 30, 2018	505,000	$0.15	0.5
Granted	—	—
Exercised	—	—

Outstanding at September 30, 2018	505,000	$0.15	0.5

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of December 31, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of September 30, 2018 and June 30, 2018, the loan principal balance was $25,982. As of September 30, 2018, the note is in default.

Note payable due to related party

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of September 30, 2018 and June 30, 2018, this note had a balance of $18,000.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of September 30, 2018 and June 30, 2018, this note had a balance of $5,000 and $20,000, respectively.

As of September 30, 2018 and June 30, 2018, the Company has an outstanding balance of notes payable due to related parties of $23,000, respectively.

11.	Stockholder’s Deficiency

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

During the three months ended September 30, 2018, the Company issued 27,301,360 shares of common stock to settle debt in total amount of $872,859.

During the three months ended September 30, 2018, the Company issued 2,971,154 shares of common stock for services in total amount of $197,500.

During the three months ended September 30, 2018, the Company issued 3,700,000 shares of common stock for cash in total amount of $185,000.

As of September 30, 2018 and June 30, 2018, the Company had 280,107,717 and 246,135,203 shares of its common stock issued and outstanding.

12.	Common shares to be issued for services

In September 2017, the Company issued 4,736,842 shares of commons stock for services. The fair value of the shares was valued at $0.04, the closing price of the grant date. The shares have been issued at December 2018.

In September 2018, the Company entered into a settlement agreement with one of its vendors. The Company issued 1,500,000 shares of the Company’s common stock to settle account payable balance of $12,775. The fair value of the shares was valued at $0.1163 per share, the closing price of the grant date. The Company recognized loss on debt settlement of $161,675 as of September 30, 2018. The shares have been issued at December 2018.

13.	Related party transactions

As of September 30, 2018 and June 30, 2018, the Company had outstanding balance of $23,000 owed to various related parties.

14.	Loans payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of September 30, 2018, the note was in default and the outstanding balance under this note was $79,524.

On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $150,820 with maturity date on March 31, 2018; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment. As of September 30, 2018 and June 30, 2018, the outstanding balance under this note was $150,820. As of September 30, 2018. the note was in default. As of October 2017, they are no long a related party.

During the year ended June 30, 2017, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of September 30, 2018 and June 30, 2018, the outstanding balance with Greater Asia loans were $84,400 and $140,125, respectively. As of September 30, 2018. the note was in default.

On July 1, 2016, the Company entered into a repayment agreement with its employee for $20,280 at no interest. As of September 30, 2018 and June 30, 2018, the Company has an outstanding balance of $2,985 and $4,285.

As of September 30, 2018 and June 30, 2018, the Company had an outstanding loan balance of $317,729 and $329,029, respectively from one (1) vendor of the Company.

15.	Loan payable – related parties

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of September 30, 2018 and June 30, 2018, the balance of the loan were $30,000 and $30,000, respectively.

From time to time, SWC would receive short-term loans from LMK Capital, LLC (“LMK”) for its working capital needs. As of September 30, 2018 and June 30, 2018, the Company had outstanding balance of $104,271 and $0, respectively, borrowed from LMK Capital., LLC, a company affiliated with CEO Chan.

From time to time, SWC would receive short-term loans from company former director for its working capital needs. As of September 30, 2018 and June 30, 2018, the Company had outstanding balance of $167,121 and $0, respectively,

16.	Shares to be issued – liability

During the year ended June 30, 2018, the Company had entered into multiple private placement agreements and had increased potential shares to be issued under liability in total amount of $1,798,000.

During the three months ended September 30, 2018, the Company issued 3,700,000 shares of the Company’s common stock for cash in total amount of $185,000. Share to be issued is reduced by $185,000 due to such issuance.

During the three months ended September 30, 2018, the Company had entered into a multiple private placement agreement and had increased potential shares under liability by 1,000,000 shares, for total amount of $50,000.

As of September 30, 2018 and June 30, 2018, the Company had balance of $2,556,000 and $2,691,000 share to be issued.

17.	Shares to be issued –equity

As of the year ended June 30, 2018, the Company had entered into multiple private placement agreements and had increased potential shares to be issued under common stock in total amount of $467,996.

During the three months ended September 30, 2018, the Company had entered into multiple private placement agreements and had increased potential shares to be issued under common stock in total amount of $95,000. The shares have been issued in December 2018.

During the three months ended September 30, 2018, the Company had entered into multiple service agreements and had increased potential shares to be issued for service compensation in total amount of $137,000. The shares have been issued in December 2018.

During the three months ended September 30, 2018, the Company had entered into debt settlement and had increased potential shares to be issued for debt settlement under common stock in total amount of $174,450. The shares have been issued in December 2018.

As of September 30, 2018, the Company had total potential shares to be issued under common stock in total amount of $874,446.

As of the three months ended September 30, 2018 and year ended June 30, 2018, the Company had entered into multiple private placement agreements and had increased potential shares to be issued under preferred stock in total amount of $2,000,000, respectively.

18.	Commitments and contingencies

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

19.	Subsequent events

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

In December 2018, the Company issued 1,000,000 shares of commons stock for services. The fair value of the shares was valued at $0.136, the closing price of the grant date. The shares have been issued at December 2018.

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

As of the end of the reporting period, September 30, 2018, we were also a distributor of paper made from 100% reclaimed sugarcane fiber, enhanced with bamboo. Sugarcane fiber, called bagasse, is a discarded byproduct of sugarcane production. As of the date of this filing, we have discontinued this business operation, as our board of directors determined superior revenue growth opportunities existed elsewhere within the marketplace.

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

Employees and consultants

The company employees approximately 15 full-time and part-time workers, and consultants, most of whom work within the City of Monrovia, California headquarters location, while small numbers are in our distribution warehouse located in Duarte, California.

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

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2018 and 2017.

	For the three months ended
	September 30,
	2018	2017

Net Sales	1,445,010	1,177,214
Cost of Goods Sold:	1,059,418	852,949
Gross profit	385,591	324,264
Operating Expenses	913,872	1,018,988
Loss From Operations	(528,281)	(694,724)
Other non-operating Income (Expense):	(2,080,772)	(394,610)
Net Income (Loss)	(2,609,053)	(1,089,334)

Revenues

For the three-months ended September 30, 2018 and 2017, revenues were $1,445,010 and $1,177,214, respectively. The decrease was primarily due to research and development, business consultants and specialists for upcoming business acquisitions, and expansion of internal resources.

Cost of goods sold

For the three-month ended September 30, 2018 and 2017, costs of goods sold were $1,059,418 and $852,949 respectively. The increase was primarily due to the frozen yogurt sector expanding and preparing for the industry’s pick-up in its seasonal trend.

Gross profit

For the three-month ended September 30, 2018 and 2017, gross profit was $385,591 and $324,264, respectively. The increase was primarily due to a combination of refocus on the types of products sold by the Company and pivot and expansion into a new industry.

Operating expenses

For the three-month ended September 30, 2018 and 2017, operating expenses were $913,872 and $1,018,988, respectively. The decrease was attributable to lower stock compensation expense as the company engaged certain industry experts to help the company expanding its markets.

Other non-operating income (expense)

The Company had total other non-operating expense of $2,080,772 and expense of $394,610 for the three months ended September 30, 2018 and 2017, respectively. The increase in non-operating income is related to the accounting for derivative liabilities.

Net income (loss)

Net loss totaled $2,609,053 for the three month ended September 30, 2018, compared to a net loss totaling $1,089,334 for the three-month ended September 30, 2017. The increase in net income was primarily due the increasing in total non-operating expenses.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of September 30, 2018, our Company had cash balance of $120,749 current assets totaling $2,255,964 and total assets of $2,490,340. We had current and total liabilities totaling $10,916,259. Stockholders’ equity reflected a deficiency of $8,425,919.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three-months ended September 30, 2018 and 2017:

	2018	2017
Cash (used in) provided by:
Operating activities	$(610,314)	$(692,508)
Investing activities	—	(139,316)
Financing activities	688,942	730,870

Net cash used in operating activities was $610,314 for the three months ended September 30, 2018, and $692,508 for the three months ended September 30, 2017.

There were $139,316 fixed assets purchased during the three months ended September 30, 2017 relating to investing activities.

Net cash provided by financing activities was $688,942 for the three months ended September 30, 2018 and $730,870 for the three months ended September 30, 2017.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were ineffective due to the Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company, as of the end of the 2018 fiscal year (June) was at a stage where it requires external capital to continue with its business. It must obtain additional significant capital in the future to continue its operations. There can be no certainty that the Company can obtain these funds.

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

Sugarmade, Inc., a Delaware corporation

December 26, 2018	By:	/s/ Jimmy Chan
Jimmy Chan
CEO, CFO, and Director