Form 10-Q
period 2018-12-31
Sugarmade, Inc.
filed 2019-02-21
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

At February 14, 2019, there were 649,252,384 shares outstanding of the issuer’s common, the only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2018

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

PART 1: Financial Information
Item I
Sugarmade, Inc. and Subsidiary Condensed Consolidated Balance Sheets

	December 31, 2018	June 30, 2018
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$159,671	$42,121
Accounts receivable, net	340,444	453,623
Inventory, net	580,475	531,249
Loan receivables	171,023	157,872
Other current assets	1,986,443	756,565

Total current assets	3,238,056	1,941,432

Equipment, net	255,755	195,180
Intangible assets, net	11,900	12,600
Other assets	38,751	38,751

Total assets	$3,544,462	$2,187,963

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Note payable due to bank	$25,982	$25,982
Accounts payable and accrued liabilities	1,565,006	1,707,641
Customer deposits	210,535	329,509
Unearned revenue	20,798	110,142
Other payable	298,743	241,771
Accrued interest	567,209	493,365
Accrued compensation and personnel related payables	24,528	869,673
Note Payable	20,000	20,000
Notes payable – related parties	23,000	23,000
Loans payable	172,948	329,029
Loans payable – related parties	55,634	30,000
Convertible notes payable, net	876,386	2,399,941
Derivative liabilities	1,734,338	3,069,616
Warrants liabilities	14,480	40,400
Shares to be issued	50,000	2,691,000

Total liabilities	5,659,587	12,381,069

Stockholders’ equity (deficiency):
Preferred stock ($0.001 par value, 10,000,000 shares authorized, 2,000,000 and 0 issued and outstanding at December 31, 2018 and June 30, 2018, respectively)	2,000	—
Common stock ($0.001 par value, 1,990,000,000 shares authorized, 637,860,318 and 246,135,203 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively)	637,861	246,136
Additional paid-in capital	58,747,248	21,952,560
Shares issued advance for Investment	(18,000,000)	—
Shares to be issued, preferred shares	—	2,000,000
Shares to be issued, common shares	—	467,996
Accumulated deficiency	(43,502,231)	(34,859,799)

Total stockholders’ equity (deficiency)	(2,115,125)	(10,193,106)

Total liabilities and stockholders’ equity (deficiency)	$3,544,462	$2,187,963

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three and six months ended December 31, 2018 and 2017

	For the Three Months Ended December 31, 2018	For the Three Months Ended December 31, 2017	For the Six Months Ended December 31, 2018	For the Six Months Ended December 31, 2017

Revenues, net	$1,445,269	$938,754	$2,886,885	$2,115,968

Cost of goods sold:	1,071,033	657,249	2,130,452	1,510,199

Gross Profit	374,236	281,505	756,433	605,769

Operating expenses:
Selling, general and administrative expense	$3,823,085	$1,033,316	$4,736,957	$2,052,304
Operating loss	(3,448,849)	(751,811)	(3,980,524)	(1,446,535)

Non-operating income (expense):
Other income (expense)	1,451	(229,457)	5,101	(351,830)
Interest Expense	(460,102)	(74,744)	(741,480)	(206,329)
Change in fair value of derivative liabilities	(2,019,927)	(4,924,302)	(3,661,383)	(5,064,955)
Warrant Expense	3,195	—	25,920	—
Loss on debt conversion	—	—	8,763	—
Loss on debt settlement	(94,207)	—	(255,882)	—
Amortization of debt discount	(31,591)	—	(59,597)	—
Loss on debt forgiveness	16,649	—	16,649	—

Total non-operating expenses, net	(2,584,531)	(5,223,504)	(4,661,909)	(5,618,114)

Net loss	$(6,033,380)	$(5,975,315)	$(8,642,432)	$(7,064,649)

Weighted average shares basic and diluted	393,670,334	244,474,615	330,029,294	237,925,753
Weighted average basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows For

the six months ended December 31, 2018 and 2017

(Unaudited)

	For the six months ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,642,432)	$(7,064,649)
Adjustments to reconcile net loss to cash flows from operating activities: Initial valuation of debt discount	149,143	125,642
Loss on settlement	255,882	—
Gain on debt forgiveness	(16,649)	—
Derivative Expense and amortization of debt discount	565,978	249,322
Stock based compensation	5,097,206	728,729
Change in fair value of derivative liability	3,661,418	5,064,954
Amortization of Intangible Assets	700	—
Change in exercise of warrant	(25,920)	—
Depreciation and amortization	26,578	26,954

Changes in assets and liabilities:
Accounts receivable	113,179	(121,244)
Inventory	(49,226)	50,626
Prepayment, deposits and other receivables	(54,876)	—
Other assets	—	(61,157)
Bank overdraft	—	51,554
Accounts payable and accrued liabilities	(40,876)	(166,510)
Customer deposits	(118,974)	(47,150)
Unearned revenue	(89,344)	(14,263)
Interest Payable	172,221	—
Accrued interest and Other payables	56,972	65,830

Net cash used in operating activities	1,060,981	(1,111,362)

Cash flows from investing activities:
Acquisition of intangible assets	—	(11,775)
Acquisition of property and equipment	(87,154)	(133,131)

Net cash used in investing activities	(87,154)	(144,906)

Cash flows from financing activities:
Proceeds from shares to be issued	—	361,478
Proceeds from shares issuance	235,000	—
Proceeds from convertible notes	1,022,500	702,653
Payment to Note payable-related parties	—	(16,666)
Proceeds (Repayment) from(to) loans	(5,261)	63,587
Proceeds from loan payable-related parties	25,634	(27,941)
Proceeds from advance share issuance	(2,121,000)	104,690
Loan receivable	(13,151)	—

Net cash provided by financing activities	(856,278)	1,187,801

Net increase (decrease) in cash	117,550	(68,467)

Cash paid during the period for:
Cash, beginning of period	42,121	101,880
Cash, end of period	$159,671	$33,413

Supplemental disclosure of non-cash financing activities
Shares issued for conversion of convertible debt	516,391	—
Reduction in derivative liability due to conversion	6,289,241	—
Debt discount related to convertible debt	1,888,248	—
Debts settled through shares issuance	1,292,544	564,415

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business

Sugarmade, Inc. (hereinafter referred to as ''we'', ''us"or "the/our Company'') is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company, Sugarmade, Inc. operates much of its business activities through our subsidiary, Sugarmade, Inc., a California corporation ("SWC Group, Inc., - CA'').

Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today. As of the end of the reporting period, December 31, 2018, we were involved in several businesses including, the supply of products to the quick service restaurant sub-sector of the restaurant industry and as an importer, distributor and marketer of hydroponic supplies to various agricultural sectors. We had previously been a marketer of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix and a marketer of tree-free paper products. These products were discontinued during 2018 in order to focus the majority of our corporate resources on the marketing of hydroponic supplies.

The marketplace in which we plan to be mainly engaged is generally referred to as hydroponic agricultural supplies. While some of our customers are engaged in the legal cultivation, processing and/or distribution of cannabis or cannabis containing products, our Company neither sells any products containing cannabis nor do we handle, process, or distribute any products containing cannabis.

Our Board of Directors believes the legal cannabis-related agricultural supply sector could be highly lucrative for the Company, and thus we plan to pursue a strategy of expanding operations. According to a January 2019 report issued by Arcview Market Research, the worldwide consumer market for cannabis during 2018 was valued at approximately $12.8 billion, up significantly from the 2017 estimated value of $9.5 billion. The market is expected to grow at approximately 27% compounded annually through the year 2022.

While our business is rapidly expanding across most of the United States and across the west coast, California remains an important marketplace due both the sheer size of the State’s economy and due to the rapid embrace of legalization. As of the end of the reporting period, there still remains a significant bottleneck in licensing of California cultivation operations. We are expecting increased business activity as California regulators begin to issue cultivation licenses in mass, although there can be no assurances that any such increased business activity from the state will actually occur.

We also believe the Company has strong revenue expansion opportunities within several sub sectors of the hydroponic agricultural sector, where we are not currently engaged. Many of these businesses would be complementary to our current business operations. We are currently in process of analyzing several acquisitions for expansion in this area.

Our legacy business operation, CarryOutSupplies.com, is a producer and wholesaler of custom printed and generic supplies servicing more than 2,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009 when the founders gained first-hand experience within the restaurant industry of the difficulty for restaurant owners to acquire custom printed supplies at a reasonable cost. Many quick service restaurants wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost prohibitive. With that in mind, carry out supplies was founded to provide products to this underserved section of the market. Since that time, the company has become a key supplier to many popular U.S. franchises, particularly in the frozen dessert segments. The company estimates it holds at least a 20% market share of generic and printed products within the take-out frozen yogurt and ice cream industries.

In December of 2017, we announced a Master Marketing Agreement with BizRight, LLC where the Company would market BizRight’s products. The Company also gained an option to acquire all of BizRight’s operations. We began recognizing revenues under this marketing agreement during late calendar 2018 and expect to begin recognizing an increasing amount of revenue under the Master Marketing Agreement as we move further into calendar 2019.

Also during 2017, Sugarmade announced the signing of an exclusive distribution agreement for California, Oregon and Washington with privately held Plantation Corp. for its BudLife preservation technology based on integration of specialized gases and natural agents that dramatically extends the useful life of medical marijuana up to six (6) months by actively monitoring the internal containers environment and automatically adjusting its atmosphere as needed. Sugarmade has conducted initial product prototype testing of the BudLife product, realizing positive results. Sugarmade plans to move forward as Plantation’s distribution partner upon availability of the BudLife product line. As of the end of the reporting period, the Company is awaiting final product availability in order to begin marketing the products under the Agreement.

During October 2018, the Company signed a Letter of Intent to acquire Sky Unlimited, LLC doing business as Athena United, a Southern California-based, supplier of hydroponic cultivation supplies to the wholesale sector and to large commercial cultivators. Athena United operates its ecommerce website at www.AthenaUnited.com. Under the terms of the Agreement, which contains both binding and non-binding elements, Sugarmade will acquire all of the outstanding capital stock and the business operations for a combination of cash and common shares of Sugarmade. Athena United, and its associated operations, is believed to be one of the larger operators in this market sector and is producing revenues of approximately $40 million per year, is profitable, and cash flow positive. Should the Company be successful in its acquisition efforts, the operation would be integrated under the Sugarmade corporate umbrella with Sugarmade assuming all operations and recognizing all revenues and profits.

During January of 2019, the Company announced its intention to acquire a retail location of Washington State-based Hydro4Less. The operation is expected to produce approximately $5 million in revenues and to be profitable during calendar 2019. Additionally, via the pending transaction, Sugarmade will gain an option to purchase two additional Hydro4Less retail operations, which are currently producing in excess of $20 million annually. Should all three Hydro4Less acquisitions close, Sugarmade will increase its annual revenues by approximately $25 million per year.

Via the marketing agreement with BizRight, LLC and the acquisitions of Athena United and Hydro4Less, the Company believes it could become one of the largest and fast growing market participants in the cannabis and other agricultural supply/hydroponic industries. As has been also outlined and disclosed in other corporate filings, there can be no assurances these acquisitions will close and that such revenues will be realized by the Company.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2018, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended June 30, 2018. The interim results for the period ended December 31, 2018 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, Sugarmade-CA and SWC. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued losses from operations during the six months ended December 31, 2018 and for the fiscal year ended June 30, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $126,262 as of December 31, 2018 and of $453,623 as of June 30, 2018.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of December 31, 2018 and June 30, 2018, the balance for the inventory totaled $580,475 and $531,249, respectively. Obsolescence reserve at December 31, 2018 and June 30, 2018 were $16,177 and $120,486, respectively.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2018.

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

The Company used Level 2 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the six months ended December 31, 2018.

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2018
	December 31,	Using Fair Value Hierarchy
	2018	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$1,734,338	$—	$—	$1,734,338
Total	$1,734,338	$—	$—	$1,734,338

	June 30, 2018	December 31, 2018
Expected life (years)	0.5	0.5
Risk-free interest rate	2.06%	2.56%
Expected volatility	151%	154%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2018
	June 30,	Using Fair Value Hierarchy
	2018	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$3,069,616	$—	$—	$3,069,616
Total	$3,069,616	$—	$—	$3,069,616

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under non-operating income (expense).

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Binomial option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

ASC 606, Revenue from Contracts with Customers, was issued jointly by the FASB and IASB on May 28, 2014. It was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public entities. Early application was not permitted (however, early adoption was optional for entities reporting under IFRSs). On August 12, 2015, the FASB issued an ASU, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP.  The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

3.	Concentration

Customers

For the six months ended December 31, 2018 and 2017, our Company earned net revenues of $2,886,885 and $2,115,968 respectively. The vast majority of these revenues for the period ending December 31, 2018 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending December 31, 2017 were derived from a limited number of customers. No customers accounted for over 10% of the Company’s total revenues for the period ended December 31, 2018.

Suppliers

For the six months ended December 31, 2018, we purchased products for sale from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company's inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 26.19% and 25.96% of the Company's total inventory purchase for the six months ended December 31, 2018, respectively.

4.	Equity Transaction - Exclusive License Rights

On December 13, 2017, we entered into a Master Marketing Agreement with BizRight Hydroponic, Inc. (“BizRight”), a leading marketer and supplier hydroponic growth supplies, which offers a range of hydroponics-related products including: HPS grow lights, electronic ballasts, HPS Bulbs, nutrient mixes, environmental control products, pH measurement and calibration solutions and other cannabis-related grow and storage products. BizRight operates the ZenHydro.com website and other e-commerce properties, and sells various products to distributors and retailers.

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

As of December 31, 2018, the shares to be issued in connection with the acquisition of exclusive license rights has been issued and the transaction has not been fully completed. $550,000 in cash has been paid and reflected as a prepaid deposit in other current assets on our balance sheet.

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

  The Company has filed a lawsuit in Contra Costa County, California, alleging breach of fiduciary duty, conspiracy to commit breach of fiduciary duty, fraud, conspiracy to commit fraud, conversion, breach of contract, and interference with contractual relations against, Diversified Products Group Inc. (DPG), Stephen Pinto, Lewis Cohen and Heidi Estiva, who were former sales agents for the Company. Stephen Pinto is the Company's former Chairman. The defendants have filed a counterclaim alleging that they were induced to make a series of investments in the Company by material misrepresentations and/or omissions made by the Company. As of the date of this filing, the parties have settled all issues.
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

  On May 24, 2014, the Labor Commissioner, State of California issued an Order, Decision or Award of the Labor Commissioner against the Company in the amount of $56,365. On October 28, 2014, the Company entered into a settlement agreement, which was effective October 28, 2014, to resolve a judgment against the Company via the issuance of 502,533 restricted shares and a $30,000 cash payment. As of December 31, 2018, the shares have not been issued yet.

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

6.	Other Current Assets

As of December 31, 2018 and June 30, 2018, other current assets consisted of the following:

	For the periods ended
	December 31, 2018	June 30, 2018
Prepaid Deposit	$1,725,000	$355,500
Prepaid Inventory	103,213	92,737
Employees Advance	46,303	41,303
Prepaid Expenses	89,726	246,260
Other	22,201	20,765
Total:	$1,986,443	$756,565

7.	Intangible Asset

On August 21, 2017, the Company entered into an intellectual property assignment agreement with Sound Decisions to revamp the company’s shoplifty website to generate and attract more traffic from potential customers. The Company made a payment of $14,000 for the website (intellectual property). The Company amortized this use right as intangible asset over ten years, and recorded amortization expense of $700 and $1,400 as of December 31, 2018 and June 30, 2018, respectively.

8.	Convertible Notes

As of December 31, 2018 and June 30, 2018, the balance owing on convertible notes, net of debt discount, with terms as described below was $876,386 and $2,399,941, respectively.

Convertible notes issued prior the year ended June 30, 2017 were as follows:

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2018, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2018, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2018, the note is in default.

Convertible note 4: On December 19, 2016, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount. As of December 31, 2018, the note has been fully converted.

Convertible note 5: On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of December 31, 2018, the note has been fully converted.

Convertible note 6: On January 20, 2017, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of seven (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of December 31, 2018, the note has been fully converted.

Convertible note 7: On February 8, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of December 31, 2018, the note has been fully converted.

Convertible note 8: On February 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $66,023. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of December 31, 2018, the note has been fully converted.

Convertible note 9: On February 9, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of December 31, 2018, the note has been fully converted.

Convertible note 10: On February 28, 2017, the Company entered into a convertible promissory note with an accredited investor for $75,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount. As of December 31, 2018, the note has been fully converted.

Convertible note 11: On March 1, 2017, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has been purchased by other investor in total amount of $156,067 with a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount to the then current market price of our shares. As of September 30, 2018, there were $92,500 has been converted into the Company’s common stock and the Company incurred two conversion default penalties in total of $60,751. As of June 30, 2018, the remaining principal balance was $124,318. As of December 31, 2018, the Company converted $63,567 and the remaining balance of note was $60,751.

Convertible note 12: On March 23, 2017, the Company entered into a convertible promissory note with an accredited investor for $70,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of December 31, 2018, the note has been fully converted.

Convertible note 13: On February 16, 2017, the Company entered into a convertible promissory note with an accredited investor for $30,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of December 31, 2018, the note has been fully converted.

Convertible note 14: On March 31, 2017, the Company entered into a convertible promissory note with an accredited investor for $200,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of December 31, 2018, the note has been fully converted.

Convertible note 15 & 16: On May 17, 2017, the Company entered a convertible promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. The note is due 12 months after each funding date and bear an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with exercise price of $0.15 per share and have cashless exercise option. The Company had outstanding balance of $921,004 as of the year ended June 30, 2018. The fair value of the warrants were $40,400 as of June 30, 2018. During the six months ended December 31, 2018, the Company converted $525,000 into the Company’s common stock, the remaining balance of the note was $396,004 as of December 31, 2018 and the fair value of the warrant liability was $14,480. As of December 31, 2018, the note is in default and bears a default interest rate of 22% per annum.

Convertible notes issued during the year ended June 30, 2018 were as follows:

Convertible note 17: On July 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $164,900. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.025. As of December 31, 2018, the note has been fully converted.

Convertible note 18: On August 3, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 45% discount to average of 3 lowest trading price during last 20 trading days. As of December 31, 2018, the note has been fully converted.

Convertible note 19: On August 22, 2017, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount of average two lowest price of last 20 trading days prices. As of December 31, 2018, the note has been fully converted.

Convertible note 20: On September 15, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 45% discount to average of 3 lowest trading price during last 20 trading days. As of December 31, 2018, the note has been fully converted.

Convertible note 21: On September 26, 2017, the Company entered into a convertible promissory note with an accredited investor for $15,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount of average two lowest price of last 20 trading days prices. As of December 31, 2018, the note has been fully converted.

Convertible note 22: On December 7, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.05. As of December 31, 2018, the note has been fully converted.

Convertible notes issued during the six months ended December 31, 2018 were as follows:

Convertible note 23: On September 20, 2018, the Company entered a convertible promissory note with an investor for a total amount of $267,500 (includes $5,000 legal fee and an OID of $12,500). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 24: On October 5, 2018, the Company entered a convertible promissory note with an investor for a total amount of $250,000 (includes $5,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 45% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 25: On November 1, 2018, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07.

Convertible note 26: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07.

Convertible note 27: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07.

Convertible note 28: On December 3, 2018, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07.

Convertible note 29: On December 26, 2018, the Company entered a convertible promissory note with an investor for a total amount of $250,000 (includes $5,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 45% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date.

As of the period ended December 31, 2018, the Company’s convertible notes consisted of following:

Balance			Conversion		Balance
as of	Default	Addition/	in	# of	as of		Interest	Conversion
06.30.2018	Penalty	(Repayment)	principal	shares	12.31.2018	Due Date	Rate	Price
25,000	—	—	—	—	25,000	2/24/2013	14%	75% of the average of 30 days prior to the conversion date.
25,000	—	—	—	—	25,000	3/18/2013	14%	75% of the average of 30 days prior to the conversion date.
100,000	—	—	—	—	100,000	6/21/2013	14%	75% of the average of 30 days prior to the conversion date.
20,000	—	—	20,000	1,160,391	—	7/17/2017	10%	40% discount of average price of last 20 trading days prices
25,000	—	—	25,000	1,426,674	—	7/17/2017	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	—	50,000	2,931,188	—	8/8/2017	8%	40% discount of average two lowest price of last 20 trading days prices
80,000	—	—	80,000	4,530,846	—	7/20/2017	8%	40% discount of average two lowest price of last 20 trading days prices
66,023	—	—	66,023	3,712,324	—	8/24/2017	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	—	50,000	2,390,805	—	8/9/2017	8%	40% discount of average two lowest price of last 20 trading days prices

75,000	—	—	75,000	4,378,547	—	7/31/2017	8%	40% discount of average two lowest price of last 20 trading days prices
124,318	—	—	63,567	3,919,404	60,751	12/1/2017	10%	45% discount of lowest price of last 20 trading days prices
70,000	—	—	70,000	4,067,072	—	9/23/2017	8%	40% discount of average two lowest price of last 20 trading days prices
30,000	—	—	30,000	1,500,010	—	8/16/2017	8%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
200,000	—	—	200,000	11,557,652	—	9/30/2017	8%	40% discount of average two lowest price of last 20 trading days prices
921,004	—	—	525,000	17,521,702	396,004	5/12/2018	22%	45% discount of lowest price of last 20 trading days prices
150,000	—	—	150,000	3,745,330	—	5/3/2018	10%	45% discount to average of 3 lowest trading price during last 20 trading days
164,900	—	—	164,900	6,596,000	—	7/17/2018	8%	The conversion price shall be $0.025 per share
35,000	—	—	35,000	691,184	—	8/22/2018	8%	40% discount of average two lowest price of last 20 trading days prices

15,000	—	—	15,000	294,114	—	9/26/2018	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	—	50,000	1,000,000	—	12/7/2018	8%	The conversion price shall be $0.05 per share
—	—	267,500	—	—	267,500	9/15/2019	8%	55% discount of lowest price of last 20 trading days prices
—	—	250,000	—	—	250,000	10/5/2019	8%	45% discount of average three lowest price of last 20 trading days prices
—	—	100,000	—	—	100,000	10/31/2019	8%	The conversion price shall be $0.07 per share
—	—	80,000	—	—	80,000	11/15/2019	8%	The conversion price shall be $0.07 per share
—	—	40,000	—	—	40,000	11/15/2019	8%	The conversion price shall be $0.07 per share
—	—	35,000	—	—	35,000	12/2/2019	8%	The conversion price shall be $0.07 per share
—	—	250,000	—	—	250,000	12/26/2019	8%	45% discount of average three lowest price of last 20 trading days prices
2,426,245		1,022,500	1,819,490	75,167,248	1,629,255

In connection with the convertible debt, debt discount balance as of December 31, 2018 and June 30, 2018 were $752,869 and $26,303 respectively and were being amortized and recorded as interest expenses over the term of the convertible debt.

As of the period ended December 31, 2018, the Company’s debt discount consisted of following:

Note Date	Due Date	OID	Amortization in FY 2018	Debt Discount Balance at 6/30/2018	Amortization in 6 months ended 12/31/2018	Debt Discount Balance at 12/31/2018
8/22/2017	8/22/2018	$35,000	$29,918	$5,082	$5,082	$ —
9/26/2017	9/26/2018	15,000	11,384	3,616	3,616	—
7/17/2017	7/17/2018	164,900	160,445	4,455	4,455	—
12/7/2017	12/7/2018	50,000	36,849	13,151	13,151	—
9/20/2018	9/15/2019	12,500	—	—	3,542	8,958
9/20/2018	9/15/2019	250,000	—	—	70,833	179,167
10/5/2018	10/5/2019	5,000	—	—	1,192	3,808
10/5/2018	10/5/2019	245,000	—	—	58,397	186,603
11/1/2018	11/1/2019	84,286	—	—	13,855	70,431
11/16/2018	11/16/2019	36,571	—	—	4,509	32,063
11/16/2018	11/16/2019	18,286	—	—	2,254	16,031
12/3/2018	12/3/2019	10,000	—	—	767	9,233
12/26/2018	12/26/2019	5,000	—	—	68	4,932
12/26/2018	12/26/2019	245,000	—	—	3,356	241,644
Total:			$41,302	$26,303	$185,077	$752,869

9.	Derivative liabilities

The derivative liability is derived from the conversion features in note 8 and stock warrant in note 10. All were valued using the Binomial option pricing model using the assumptions detailed below. As of December 31, 2018 and June 30, 2018, the derivative liability was $1,734,338 and $3,069,616, respectively. The Company recorded $2,019,927 loss and $140,653 loss from changes in derivative liability during the three months ended September 30, 2018 and 2017, respectively. The Binomial Option Price Model with the following assumption inputs:

December 31, 2018
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	2.49-2.72%
Expected volatility	118-175%

September 30, 2018
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	2.15-2.37%
Expected volatility	87-123%

June 30, 2018
Annual dividend yield	—
Expected life (years)	0.15-1.00
Risk-free interest rate	1.08-2.12%
Expected volatility	103-202%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2018	$3,069,616
Additions	427,076
Mark to Market	1,641,457
Reclassification to APIC due to conversions	(2,714,433)
Balance, September 30, 2018	$2,423,716
Additions	865,503
Mark to Market	2,019,927
Reclassification to APIC due to conversions	(3,574,808)
Balance, December 31, 2018	$1,734,338

10.	Stock warrants

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

On May 17, 2017, the Company entered a promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with an exercise price of $0.15 per share and have cashless exercise option. The fair value of the warrants at the grant date was $40,400. As of December 31, 2018 and June 30, 2018, the fair value of the warrant liability was $14,480 and $40,400, respectively. The Binomial Option Price Model with the following assumption inputs:

Warrants liability	December 31, 2018
Annual dividend yield	—
Expected life (years)	0.5
Risk-free interest rate	2.45%
Expected volatility	138%

Warrants issued in May 2017	June 30, 2018
Annual dividend yield	—
Expected life (years)	0.5
Risk-free interest rate	2.06%
Expected volatility	151%

Below is the movement of warrants for the period ending December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2016	131,250	$0.20
Expired	131,250	0.20	4
Granted	505,000	$0.15	3.86
Outstanding at June 30, 2017	505,000	0.20
Exercised	—	—
Granted	—	$—
Outstanding at June 30, 2018	505,000	$0.15	0.5
Granted	—	—
Exercised	—	—
Outstanding at December 31, 2018	505,000	$0.15	0.5

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of December 31, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of December 31, 2018 and June 30, 2018, the loan principal balance was $25,982. As of December 31, 2018, the note is in default.

Note payable due to related party

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of December 31, 2018 and June 30, 2018, this note had a balance of $18,000.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of December 31, 2018 and June 30, 2018, this note had a balance of $5,000 and $20,000, respectively.

As of December 31, 2018 and June 30, 2018, the Company has an outstanding balance of notes payable due to related parties of $23,000, respectively.

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

During the three months ended December 31, 2018, the Company issued 6,632,605 shares of common stock to settle the old debt in total amount of $346,982, net with $263,616 share to be issued, common stock.

During the three months ended December 31, 2018, the Company issued 47,865,888 shares of common stock for debt conversions in total amount of $1,015,391.

During the three months ended December 31, 2018, the Company issued 4,142,857 shares of common stock for cash in total amount of $220,000.

During the three months ended December 31, 2018, the Company issued 89,111,251 shares of common stock for service in total amount of $6,082,851, net with $390,830 share to be issued, common stock.

During the three months ended December 31, 2018, the Company issued 10,000,000 shares of common stock for a LOI deposit in total amount of $11,175,000.

During the three months ended December 31, 2018, the Company issued 200,000,000 shares of common stock for award to the certain master purchase agreement in total amount of $18,000,000. The acquisition has not been fully completed as of December 31, 2018.

As of December 31, 2018 and June 30, 2018, the Company had 637,860,318 and 246,135,203 shares of its common stock issued and outstanding.

12.	Related party transactions

As of December 31, 2018 and June 30, 2018, the Company had outstanding balance of $23,000 owed to various related parties.

13.	Loans payable

On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $150,820 with maturity date on March 31, 2018; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment. As of October 2017, they are no long a related party. As of June 30, 2018, the outstanding balance under this note was $150,820. As of December 31, 2018, the note has been fully settled into 1,508,200 shares of the Company’s common stock.

During the year ended June 30, 2017, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of December 31, 2018 and June 30, 2018, the outstanding balance with Greater Asia loans were $168,008 and $140,125, respectively. As of December 31, 2018. the note was in default.

On July 1, 2016, the Company entered into a repayment agreement with its employee for $20,280 at no interest. As of December 31, 2018 and June 30, 2018, the Company has an outstanding balance of $4,084 and $4,285.

On January 30, 2018, SGMD entered a straight promissory note with an individual with one or more on demand loan with maturity date on January 30, 2019 and no interest shall be charged to the Company. As of December 31, 2018, the outstanding balance under this note was $10,000.

As of December 31, 2018 and June 30, 2018, the Company had an outstanding loan balance of $172,948 and $329,029, respectively.

14.	Loan payable – related parties

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of December 31, 2018 and June 30, 2018, the balance of the loan were $30,000 and $30,000, respectively.

From time to time, SWC would receive short-term loans from company former director for its working capital needs.

As of December 31, 2018 and June 30, 2018, the Company had outstanding balance of $25,634 and $0, respectively.

As of December 31, 2018 and June 30, 2018, the total loan payable to related party was $55,634 and $30,000, respectively.

15.	Shares to be issued – liability

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

During the three months ended December 31, 2018, the Company issued 45,307,142 shares of the Company’s common stock for cash & services in total amount of $2,506,000. Share to be issued is reduced by $2,506,000 due to such issuance.

As of December 31, 2018 and June 30, 2018, the Company had balance of $50,000 and $2,691,000 share to be issued.

16.	Shares to be issued –equity

As of the year ended June 30, 2018, the Company had entered into multiple private placement agreements and had increased potential shares to be issued under common stock in total amount of $467,996.

During the three months ended September 30, 2018, the Company had entered into multiple private placement agreements and had increased potential shares to be issued under common stock in total amount of $95,000. The shares have been issued as of December 31, 2018.

During the three months ended September 30, 2018, the Company had entered into multiple service agreements and had increased potential shares to be issued for service compensation in total amount of $137,000. The shares have been issued as of December 31, 2018.

During the three months ended September 30, 2018, the Company had entered into debt settlement and had increased potential shares to be issued for debt settlement under common stock in total amount of $174,450. The shares have been issued as of December 31, 2018.

As of the three months ended September 30, 2018 and year ended June 30, 2018, the Company had entered into multiple private placement agreements and had increased potential shares to be issued under preferred stock in total amount of $2,000,000, respectively. The shares have been issued as of December 31, 2018.

As of December 31, 2018, the Company had total potential shares to be issued under common stock and preferred stock in total amount of $0.

17.	Commitments and contingencies

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

18.	Subsequent events

On January 8, 2019, the Company issued a convertible note to an accredited investor for proceeds to the Company in the amount of $105,000.

On January 22, 2019, the Company issued a convertible note to an accredited investor for proceeds to the Company in the amount of $100,000.

On January 23, 2019, the Company issued 2,364,066 shares of the Company’s common stock for debt conversions in total amount of $75,000.

On January 24, 2019, the Company issued a convertible note to an accredited investor for proceeds to the Company in the amount of $53,000.

On February 6, 2019, the Company issued 4,995,084 shares of the Company’s common stock for debt conversions in total amount of $127,000.

On February 21, 2019, the Company entered into an acknowledgement and representation letter with BizRight LLC under the terms and consideration of the master marketing agreement dated December 13, 2017. BizRight LLC has executed an asset purchase agreement with BZRCH, Inc., a Nevada corporation to retain all or part of BizRight’s assets.

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

As of the end of the reporting period, December 31, 2018, we were involved in several businesses including, the supply of products to the quick service restaurant sub-sector of the restaurant industry and as an importer, distributor and marketer of hydroponic supplies to various agricultural sectors. We had previously been a marketer of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix and a marketer of tree-free paper products. These products were discontinued during 2018 in order to focus the majority of our corporate resources on the marketing of hydroponic supplies.

As of the date of this filing and moving into the future, our primary focus we be on supplying the hydroponic and indoor/outdoor cultivation agricultural market sectors, including the cannabis cultivation, processing and distribution sectors. While our entrance into this business sector was announced during late November 2017, we did not begin to recognize revenues from these operation until later in calendar 2018.

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

While our business is rapidly expanding across most of the United States and across the west coast, California remains an important marketplace due both the sheer size of the State’s economy and due to the rapid embrace of legalization. We also believe the Company has strong revenue expansion opportunities within the retail hydroponic agricultural sector as these businesses are complementary to our current business. We are currently in process of analyzing several acquisitions for expansion in this area.

In December of 2017, we announced a Master Marketing Agreement with BizRight, LLC where the Company would market BizRight’s products. The Company also gained an option to acquire all of BizRight’s operations. We began recognizing revenues under this marketing agreement during late calendar 2018 and expect to begin recognizing an increasing amount of revenue under the Master Marketing Agreement as we move further into calendar 2019.

Also during 2017, Sugarmade announced the signing of an exclusive distribution agreement for California, Oregon and Washington with privately held Plantation Corp. for its BudLife preservation technology based on integration of specialized gases and natural agents that dramatically extends the useful life of medical marijuana up to six (6) months by actively monitoring the internal containers environment and automatically adjusting its atmosphere as needed. Sugarmade has conducted initial product prototype testing of the BudLife product, realizing positive results. Sugarmade plans to move forward as Plantation’s distribution partner upon availability of the BudLife product line. As of the end of the reporting period, the Company is awaiting final product availability in order to begin marketing the products under the Agreement.

During October 2018, the Company signed a Letter of Intent to acquire Sky Unlimited, LLC doing business as Athena United, a Southern California-based, supplier of hydroponic cultivation supplies to the wholesale sector and to large commercial cultivators. Athena United operates its ecommerce website at www.AthenaUnited.com. Under the terms of the Agreement, which contains both binding and non-binding elements, Sugarmade will acquire all of the outstanding capital stock and the business operations for a combination of cash and common shares of Sugarmade. Athena United, and its associated operations, is believed to be one of the larger operators in this market sector and is producing revenues of approximately $40 million per year, is profitable, and cash flow positive. Should the Company be successful in its acquisition efforts, the operation would be integrated under the Sugarmade corporate umbrella with Sugarmade assuming all operations and recognizing all revenues and profits.

During January of 2019, the Company announced its intention to acquire a retail location of Washington State-based Hydro4Less. The operation is expected to produce approximately $5 million in revenues and to be profitable during calendar 2019. Additionally, via the pending transaction, Sugarmade will gain an option to purchase two additional Hydro4Less retail operations, which are currently producing in excess of $20 million annually. Should all three Hydro4Less acquisitions close, Sugarmade will increase its annual revenues by approximately $25 million per year.

Via the marketing agreement with BizRight, LLC and the acquisitions of Athena United and Hydro4Less, the Company believes it could become one of the largest and fast growing market participants in the cannabis and other agricultural supply/hydroponic industries. As has been also outlined and disclosed in other corporate filings, there can be no assurances these acquisitions will close and that such revenues will be realized by the Company.

We plan to continue our business pursuits relative to our CarryOutSuppies.com business, which is a producer and wholesaler of custom printed and generic supplies servicing more than 2,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009. Carryoutsupplies management estimates it holds and approximately 20% to 30% market share of generic and printed products within the take out frozen yogurt and ice cream industries.

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

Results of Operations

The following table sets forth the results of our operations for the three months ended December 31, 2018 and 2017.

	For the three months ended
	December 31,
	2018	2017

Net Sales	1,445,269	938,754
Cost of Goods Sold:	1,071,033	657,249
Gross profit	374,236	281,505
Operating Expenses	3,823,085	1,033,316
Loss From Operations	(3,448,849)	(751,811)
Other non-operating Income (Expense):	(2,584,531)	(5,223,504)
Net Income (Loss)	(6,033,380)	(5,975,315)

Revenues

For the three-months ended December 31, 2018 and 2017, revenues were $1,445,269 and $938,754, respectively. The increase was primarily due to seasonality changes within the yogurt and restaurant supply industry.

Cost of goods sold

For the three-month ended December 31, 2018 and 2017, costs of goods sold were $1,071,033 and $657,249 respectively. The increase was primarily due to the frozen yogurt sector expanding and preparing for the industry’s pick-up in its seasonal trend.

Gross profit

For the three-month ended December 31, 2018 and 2017, gross profit was $374,236 and $281,505, respectively. The increase was primarily due to a combination of refocus on the types of products sold by the Company and pivot and expansion into a new industry.

Operating expenses

For the three-month ended December 31, 2018 and 2017, operating expenses were $3,823,085 and $1,033,316, respectively. The increase was attributable to issuing all of the stock compensation expenses for employees, legal, and consulting fees.

Other non-operating income (expense)

The Company had total other non-operating expense of $2,584,531 and expense of $5,223,504 for the three months ended December 31, 2018 and 2017, respectively. The decrease in non-operating income is related to the accounting for derivative liabilities.

Net income (loss)

Net loss totaled $6,033,380 for the three month ended December 31, 2018, compared to a net loss totaling $5,975,315 for the three-month ended December 31, 2017. The increase was attributable to issuing all of the stock compensation expenses for employees, legal, and consulting fees.

The following table sets forth the results of our operations for the six months ended December 31, 2018 and 2017.

	For the six months ended
	December 31,
	2018	2017

Net Sales	$2,886,885	2,115,968
Cost of Goods Sold:	2,130,452	1,510,199
Gross profit	756,433	605,769
Operating Expenses	4,736,957	2,052,304
Loss From Operations	(3,980,524)	(1,446,535)
Other non-operating Income (Expense):	(4,661,909)	(5,618,114)
Net Income (Loss)	(8,642,433)	(7,064,649)

Revenues

For the six-months ended December 31, 2018 and 2017, revenues were $2,886,885 and $2,115,968, respectively. The increase was primarily due to seasonality changes within the yogurt and restaurant supply industry.

Cost of goods sold

For the six-month ended December 31, 2018 and 2017, costs of goods sold were $2,130,452 and $1,510,199 respectively. The increase was primarily due to the frozen yogurt sector expanding and preparing for the industry’s pick-up in its seasonal trend.

Gross profit

For the six-month ended December 31, 2018 and 2017, gross profit was $756,433 and $605,769, respectively. The increase was primarily due to a combination of refocus on the types of products sold by the Company and pivot and expansion into a new industry.

Operating expenses

For the six-month ended December 31, 2018 and 2017, operating expenses were $4,736,957 and $2,052,304, respectively. The increase was attributable to issuing all of the stock compensation expenses for employees, legal, and consulting fees.

Other non-operating income (expense)

The Company had total other non-operating expense of $4,661,909 and expense of $5,618,114 for the six months ended December 31, 2018 and 2017, respectively. The decrease in non-operating income is related to the accounting for derivative liabilities.

Net income (loss)

Net loss totaled $8,642,433 for the six month ended December 31, 2018, compared to a net loss totaling $7,064,649 for the six-month ended December 31, 2017. The increase was attributable to issuing all of the stock compensation expenses for employees, legal, and consulting fees.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of December 31, 2018, our Company had cash balance of $159,671 current assets totaling $3,238,056 and total assets of $3,544,462. We had current and total liabilities totaling $5,659,587. Stockholders’ equity reflected a deficiency of $2,115,125.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six-months ended December 31, 2018 and 2017:

	2018	2017
Cash (used in) provided by:
Operating activities	$(1,060,982)	$(1,111,362)
Investing activities	87,154	(144,906)
Financing activities	856,278	1,187,801

Net cash used in operating activities was $1,060,982 for the six months ended December 31, 2018, and $1,111,362 for the six months ended December 31, 2017.

There were $87,154 fixed assets and intangible assets purchased during the six months ended December 31, 2017 relating to investing activities.

Net cash provided by financing activities was $856,278 for the six months ended December 31, 2018 and $1,187,801 for the six months ended December 31, 2017.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were ineffective due to the Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit No.		Description
31.1	(1)	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	(1)	XBRL Instance Document

101.SCH*	(1)	XBRL Taxonomy Extension Schema

101.CAL*	(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE*	(1)	XBRL Taxonomy Extension Presentation Linkbase

(1)       Filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

February 21, 2019	By:	/s/ Jimmy Chan
Jimmy Chan
CEO, CFO, and Director