Form 10-Q
period 2019-03-31
Sugarmade, Inc.
filed 2019-05-20
CIK 919175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number: 000-23446

SUGARMADE, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3008888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 Royal Oaks Dr., Suite 108, Monrovia, CA	91016
(Address of principal executive offices)	(Zip Code)

(888) 982-1628
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	SGMD	OTCQB

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

At May 9, 2019, there were 681,548,280 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2019

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

PART 1: Financial Information

Item I

Sugarmade, Inc. and Subsidiary Condensed Consolidated Balance Sheets

	March 31, 2019	June 30, 2018
	(Unaudited)
Assets
Current assets:
Cash	$33,916	$42,121
Accounts receivable, net	375,970	453,623
Inventory, net	627,369	531,249
Loan receivables	191,776	157,872
Other current assets	2,099,634	756,565

Total current assets	3,328,665	1,941,432

Equipment, net	450,852	195,180
Intangible assets, net	11,550	12,600
Other assets	68,751	38,751

Total assets	$3,859,818	$2,187,963

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Note payable due to bank	$25,982	$25,982
Accounts payable and accrued liabilities	1,368,547	1,707,641
Customer deposits	310,128	329,509
Unearned revenue	65,013	110,142
Other payable	367,239	241,771
Accrued interest	448,942	493,365
Accrued compensation and personnel related payables	24,528	869,673
Note Payable	20,000	20,000
Notes payable – related parties	18,000	23,000
Loans payable	190,755	329,029
Loans payable – related parties	30,000	30,000
Convertible notes payable, net	1,059,655	2,399,941
Derivative liabilities	2,541,563	3,069,616
Warrants liabilities	39,192	40,400
Shares to be issued	50,000	2,691,000

Total liabilities	6,559,544	12,381,069

Stockholders’ equity (deficiency):
Preferred stock ($0.001 par value, 10,000,000 shares authorized, 2,000,000 and 0 issued and outstanding at March 31, 2019 and June 30, 2018, respectively)	2,000	—
Common stock ($0.001 par value, 1,990,000,000 shares authorized, 660,473,827 and 246,135,203 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively)	660,474	246,136
Additional paid-in capital	59,550,187	21,952,560
Shares issued advance for investment	(18,000,000)	—
Shares to be issued, preferred shares	—	2,000,000
Shares to be issued, common shares	—	467,996
Accumulated deficiency	(44,912,387)	(34,859,799)

Total stockholders’ equity (deficiency)	(2,699,726)	(10,193,106)

Total liabilities and stockholders’ equity (deficiency)	$3,859,818	$2,187,963

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the three and nine months ended March 31, 2019 and 2018

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018	For the Nine Months Ended March 31, 2019	For the Nine Months Ended March 31, 2018

Revenues, net	$572,678	$849,436	$3,459,511	$2,965,404

Cost of goods sold:	398,281	594,888	2,528,680	2,107,834

Gross Profit	174,397	254,549	930,831	857,570

Operating expenses:
Selling, general and administrative expense	$634,705	$797,196	$5,371,662	$2,849,789
Operating loss	(460,308)	(542,647)	(4,440,832)	(1,992,219)

Non-operating income (expense):
Other income	19,949	—	25,050	14,206
Interest Expense	(105,088)	(97,107)	(846,568)	(303,484)
Change in fair value of derivative liabilities	(510,314)	3,680,532	(4,171,698)	(1,384,423)
Change in fair value of warrant liability	(24,712)	—	1,208	—
Loss on debt conversion	—	(250,640)	8,763	(250,640)
Loss on debt settlement	(40,081)	—	(295,963)	—
Loss on asset disposal	9,391	—	9,391	—
Amortization of debt discount	(298,992)	—	(358,589)	—
Other expense	—	(1,265)	—	(362,254)
Gain on debt forgiveness	—	—	16,649	—

Total non-operating expenses, net	(949,848)	3,331,520	(5,611,756)	(2,286,595)

Net income (loss)	$(1,410,156)	$2,788,872	$(10,052,588)	$(4,278,813)

Weighted average shares basic and diluted	519,631,764	244,395,774	434,601,096	237,925,753
Weighted average basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the three and nine months ended March 31, 2019
(Unaudited)

	Preferred Stock		Common Stock		APIC	Investment	Share to be issued, PS	Share to be issued, CS	Accumulated Deficit	Total
Balance at June 30, 2018	—	$—	246,135,203	$246,136	$21,952,561	$—	$2,000,000	$467,996	$(28,563,409)	$(5,100,492)
Shares issued for debt settlement	—	—	—	—	—	—	—	174,450	—	174,450
Reclass derivative liabilities from conversions	—	—	—	—	2,714,433	—	—	—	—	2,714,433
Shares issued for conversions	—	—	27,301,360	27,301	845,558	—	—	—	—	872,859
Shares issued for cash	—	—	3,700,000	3,700	181,300	—	—	95,000	—	280,000
Shares issued for service	—	—	2,971,154	2,971	194,529	—	—	137,000	—	334,500
Net loss	—	—	—	—	—	—	—	—	(2,609,053)	(2,609,053)
Balance at September 30, 2018	—	—	280,107,717	280,108	25,888,381	—	2,000,000	874,446	(37,468,852)	(8,425,917)
Shares issued for debt settlement	—	—	6,632,605	6,633	603,965	—	—	(263,616)		346,982
Reclass derivative liabilities from conversions	—	—	—	—	3,574,807	—	—	—	—	3,574,807
Shares issued for conversions	—	—	47,865,888	47,866	967,525	—	—	—	—	1,015,391
Initial Valuation of BCF	—	—	—	—	149,143	—	—	—	—	149,143
Shares issued for cash	—	—	4,142,857	4,143	215,857	—	—	(220,000)	—	—
Shares issued for service	—	—	89,111,251	89,111	6,384,569	—	—	(390,830)	—	6,082,850
Shares issued for LOI	—	—	10,000,000	10,000	1,165,000	—	—	—	—	1,175,000
Shares issued for Award-Bizright	—	—	200,000,000	200,000	17,800,000	(18,000,000)	—	—	—	—
Shares issued for EB-5	2,000,000	2,000	—	—	1,998,000	—	(2,000,000)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(6,033,380)	(6,033,380)
Balance at December 31, 2018	2,000,000	2,000	637,860,318	637,861	58,747,246	(18,000,000)	—	—	(43,502,232)	(2,115,124)
Reclass derivative liabilities from conversions	—	—	—	—	286,193	—	—	—	—	286,193
Shares issued for conversions	—	—	13,962,038	13,962	314,913	—	—	—	—	328,875
Shares issued for service	—	—	625,391	625	34,375	—	—	—	—	35,000
Shares issued for cash	—	—	6,000,000	6,000	54,000	—	—	—	—	60,000
Shares issued for debt settlement	—	—	2,026,080	2,026	113,460	—	—	—	—	115,487
Net loss	—	—	—	—	—	—	—	—	(1,410,156)	(1,410,156)
Balance at March 31, 2019	2,000,000	$2,000	660,473,827	$660,474	$59,550,187	$(18,000,000)	$—	$—	$(44,912,387)	$(2,699,726)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

For the nine months ended March 31, 2019 and 2018
(Unaudited)

	For the nine months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,052,588)	$(4,278,813)
Adjustments to reconcile net loss to cash flows from operating activities:
Excess of debt discount over the principal	149,143	125,642
Loss on settlement	295,963	250,460
Gain on debt forgiveness	(16,649)	—
Amortization of debt discount	870,355	364,663
Stock based compensation	3,151,206	789,229
Change in fair value of derivative liability	4,171,733	1,384,423
Amortization of Intangible Assets	1,050	—
Change in exercise of warrant	(1,208)	—
Depreciation and amortization	41,482	85,807

Changes in assets and liabilities:
Accounts receivable	77,653	(239,302)
Inventory	(96,120)	100,447
Prepayment, deposits and other receivables	(168,067)	—
Loan receivable	(33,904)	—
Other assets	(30,000)	(374,664)
Bank overdraft	—	13,260
Accounts payable and accrued liabilities	(161,930)	(194,809)
Customer deposits	(19,381)	66,713
Unearned revenue	(45,129)	(11,970)
Interest Payable	236,826	53,137
Accrued interest and Other payables	125,468	—

Net cash used in operating activities	(1,504,097)	(1,865,597)

Cash flows from investing activities:
Acquisition of intangible assets	—	(13,999)
Acquisition of property and equipment	(297,154)	(133,132)

Net cash used in investing activities	(297,154)	(147,131)

Cash flows from financing activities:
Proceeds from shares to be issued	—	1,322,685
Proceeds from shares issuance	155,000	—
Proceeds from convertible notes	1,630,500	652,653
Payment to Note payable-related parties	(5,000)	(22,666)
Proceeds (Repayment) from(to) loans	12,546	30,342
Proceeds from loan payable-related parties	—	(158,617)
Proceeds from advanced share issuance	—	95,094

Net cash provided by financing activities	1,793,046	1,919,491

Net increase (decrease) in cash	(8,205)	(93,237)

Cash paid during the period for:
Cash, beginning of period	42,121	101,880
Cash, end of period	$33,916	$8,643

Supplemental disclosure of non-cash financing activities
Shares issued for conversion of convertible debt	564,051	—
Reduction in derivative liability due to conversion	6,575,434	—
Debt discount related to convertible debt	2,217,123	—
Debts settled through shares issuance	1,875,647	993,250
Shares issued for advanced share payment	2,641,000	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Business

Sugarmade, Inc. (hereinafter referred to as ’‘we’’, ’‘us” or “the/our Company’’) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company, Sugarmade, Inc. operates much of its business activities through our subsidiary, SWC Group, Inc., a California corporation (“SWC’’).

Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today. As of the end of the reporting period, March 31, 2019, we were involved in several businesses including, the supply of products to the quick service restaurant sub-sector of the restaurant industry and as an importer, distributor and marketer of hydroponic supplies to various agricultural sectors. We had previously been a marketer of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix and a marketer of tree-free paper products. These products were discontinued during 2018 in order to focus the majority of our corporate resources on the marketing of hydroponic supplies.

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

In December 2017, we announced a Master Marketing Agreement with BizRight, LLC where the Company would market BizRight’s products. The Company also gained an option to acquire all of BizRight’s operations. See Note 4 below for further details.

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2018, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended June 30, 2018. The interim results for the period ended March 31, 2019 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiary, SWC Group Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued losses from operations during the nine months ended March 31, 2019 and for the fiscal year ended June 30, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $375,970 as of March 31, 2019 and of $453,623 as of June 30, 2018.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of March 31, 2019 and June 30, 2018, the balance for the inventory totaled $627,346 and $531,249, respectively. Obsolescence reserve at March 31, 2019 and June 30, 2018 were $16,177 and $120,486, respectively.

Property and equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Machinery equipment	5 years
Furniture and equipment	7 years
Vehicles	7 years

Expenditures for renewals and betterments are capitalized while repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss is recorded in the statements of income.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended March 31, 2019 and 2018.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company, as of June 30, 2018, performed an impairment test of all of its intangible assets. Based on the company’s analysis, the company had an amortization of intangible assets of $1,050 and $0 for the nine months ended March 31, 2019 and 2018.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of March 31, 2019.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the nine months ended March 31, 2019.

	Carrying Value	Fair Value Measurements at
	As of	March 31, 2019
	March 31,	Using Fair Value Hierarchy
	2019	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$2,541,563	$—	$—	$2,541,563
Total	$2,541,563	$—	$—	$2,541,563

	June 30, 2018	March 31, 2019
Expected life (years)	0.5	0.5
Risk-free interest rate	2.06%	2.44%
Expected volatility	151%	138%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2018
	June 30,	Using Fair Value Hierarchy
	2018	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$3,069,616	$—	$—	$3,069,616
Total	$3,069,616	$—	$—	$3,069,616

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

New accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” The new standard establishes a right-of-use model that requires a lessee to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. This standard is effective for public business entities for annual periods beginning after December 15, 2018, and for other entities for annual periods after December 15, 2019. The Company will adopt this new standard on July 1, 2019 using the modified retrospective transition method and will use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company will elect the “package of practical expedients,” which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

The adoption of the standard will have a material impact on the Company’s financial statements, with the most significant effects related to: (1) the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for its real estate and data center operating leases; (2) providing significant new disclosures about the Company’s leasing activities.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

ASC 606, Revenue from Contracts with Customers, was issued jointly by the FASB and IASB on May 28, 2014. It was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public entities. Early application was not permitted (however, early adoption was optional for entities reporting under IFRSs). On August 12, 2015, the FASB issued an ASU, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

3.	Concentration

Customers

For the nine months ended March 31, 2019 and 2018, our Company earned net revenues of $3,459,511 and $2,965,404 respectively. The vast majority of these revenues for the period ending March 31, 2019 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending March 31, 2018 were derived from a limited number of customers. No customers accounted for over 10% of the Company’s total revenues for the period ended March 31, 2019.

Suppliers

For the nine months ended March 31, 2019, we purchased products for sale from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 38.38% and 22.36% of the Company’s total inventory purchase for the nine months ended March 31, 2019, respectively.

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

We began recognizing revenues under this marketing agreement during April 2018 and stopped recognizing the revenue in December 2018 due to the incompletion of the Master Marketing Agreement. We plan to exercise the purchase option pursuant to the agreement and begin re-recognizing revenues upon closing of the transaction.

As of March 31, 2019, the shares to be issued in connection with the acquisition of exclusive license rights has been issued and the transaction has not been fully completed. $550,000 in cash has been paid and reflected as a prepaid deposit in other current assets on our balance sheet.

5.	Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of date of this filing, there were no legal claims currently pending or, to our knowledge, threatened against our Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows, except as follows:

●	On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company, Lovitt & Hannan, Inc. Salary Deferral Plan FBO J. Thomas Hannan, Attorney at Law 401K Plan and Trust, and Kevin M. Kearney. The Company’s former CEO, Scott Lantz, was also named in the suit. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $307,000 to settle all claims against the Company, which included the payoff of the two notes outstanding within one (1) week. Upon receipt of all payments, plaintiffs will surrender for cancellation of 230,000 of the Company’s shares within ten (10) days. The parties agreed that all claims against the Company would be satisfied through such payments and that the matter would be fully resolved. As of June 30, 2018, third-parties had purchased two (2) notes of approximately $80,000, reducing the Company’s exposure by $80,000. As of the date of this filing the balance for accrued legal settlement for Hannan vs Sugarmade has been reduced to $227,000, plus interest until the date of complete payoff.

●	On May 24, 2014, the Labor Commissioner, State of California issued an Order, Decision or Award of the Labor Commissioner against the Company in the amount of $56,365. On October 28, 2014, the Company entered into a settlement agreement, which was effective October 28, 2014, to resolve a judgment against the Company via the issuance of 502,533 restricted shares and a $30,000 cash payment. As of March 31, 2019, the shares have not been issued yet.

There can be no assurances the ultimate liability relative to these law suits will not exceed what is outlined above.

6.	Other Current Assets

As of March 31, 2019 and June 30, 2018, other current assets consisted of the following:

	For the periods ended
	March 31, 2019	June 30, 2018
Prepaid Deposit	$1,775,000	$355,500
Prepaid Inventory	75,480	92,737
Employees Advance	46,303	41,303
Prepaid Expenses	155,065	246,260
Other	47,786	20,765
Total:	$2,099,634	$756,565

7.	Intangible Asset

On August 21, 2017, the Company entered into an intellectual property assignment agreement with Sound Decisions to revamp the company’s shoplifty website to generate and attract more traffic from potential customers. The Company made a payment of $14,000 for the website (intellectual property). The Company amortized this use right as intangible asset over ten years, and recorded amortization expense of $1,050 and $1,400 for the periods ended March 31, 2019 and June 30, 2018, respectively.

8.	Property and Equipment, net

As of March 31, 2019 and June 30, 2018, property, plant and equipment consisted of the following:

	March 31, 2019	June 30, 2018
Computer Equipment	$18,888	$15,734
Furniture and Equipment	228,315	228,315
Leasehold Improvements	21,971	21,970
Warehouse Equipment	23,369	36,263
Assemble Machine	210,000	-
PP Production Molds	229,173	145,173
Motor Vehicles	58,523	73,817
Total	86,602	521,272
Less: accumulated depreciation	(339,385)	(326,092)
Plant and Equipment, net	$450,852	$195,180

For the three months ended March 31, 2019 and 2018, depreciation expenses amounted to $14,903 and $10,753, respectively. For the nine months ended March 31, 2019 and 2018, depreciation expenses amounted to $41,481 and $37,707.66, respectively.

The Company purchased approximately $297,154 and $147,131 property and equipment during the nine months ended March 31, 2019 and 2018, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended March 31, 2019 and 2018.

9.	Convertible Notes

As of March 31, 2019 and June 30, 2018, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,059,655 and $2,399,941, respectively.

Convertible notes issued prior to the year ended June 30, 2017 were as follows:

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2019, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2019, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2019, the note is in default.

Convertible note 4: On December 19, 2016, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount. As of March 31, 2019, the note has been fully converted.

Convertible note 5: On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of March 31, 2019, the note has been fully converted.

Convertible note 6: On January 20, 2017, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of March 31, 2019, the note has been fully converted.

Convertible note 7: On February 8, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of March 31, 2019, the note has been fully converted.

Convertible note 8: On February 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $66,023. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of March 31, 2019, the note has been fully converted.

Convertible note 9: On February 9, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of March 31, 2019, the note has been fully converted.

Convertible note 10: On February 28, 2017, the Company entered into a convertible promissory note with an accredited investor for $75,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount. As of March 31, 2019, the note has been fully converted.

Convertible note 11: On March 1, 2017, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has been purchased by other investor in total amount of $156,067 with a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount to the then current market price of our shares. As of September 30, 2018, $92,500 has been converted into the Company’s common stock and the Company incurred two conversion default penalties in total of $60,751. As of June 30, 2018, the remaining principal balance was $124,318. As of March 31, 2019, the Company converted $63,567 and the remaining balance of note was $60,751.

Convertible note 12: On March 23, 2017, the Company entered into a convertible promissory note with an accredited investor for $70,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of March 31, 2019, the note has been fully converted.

Convertible note 13: On February 16, 2017, the Company entered into a convertible promissory note with an accredited investor for $30,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of March 31, 2019, the note has been fully converted.

Convertible note 14: On March 31, 2017, the Company entered into a convertible promissory note with an accredited investor for $200,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of March 31, 2019, the note has been fully converted.

Convertible note 15 & 16: On May 17, 2017, the Company entered a convertible promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. The note is due 12 months after each funding date and bears an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with exercise price of $0.15 per share and have cashless exercise option. The Company had outstanding balance of $921,004 as of the year ended June 30, 2018. The fair value of the warrants was $40,400 as of June 30, 2018. During the nine months ended March 31, 2019, the principal balance has been fully converted, the remaining default charge balance of the note was $250,000 as of March 31, 2019 and the fair value of the warrant liability was $9,090. As of March 31, 2019, the note is in default and bears a default interest rate of 22% per annum.

Convertible notes issued during the year ended June 30, 2018 were as follows:

Convertible note 17: On July 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $164,900. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.025. As of March 31, 2019, the note has been fully converted.

Convertible note 18: On August 3, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 45% discount to average of 3 lowest trading price during last 20 trading days. As of March 31, 2019, the note has been fully converted.

Convertible note 19: On August 22, 2017, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount of average two lowest price of last 20 trading days prices. As of March 31, 2019, the note has been fully converted.

Convertible note 20: On September 15, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 45% discount to average of 3 lowest trading price during last 20 trading days. As of March 31, 2019, the note has been fully converted.

Convertible note 21: On September 26, 2017, the Company entered into a convertible promissory note with an accredited investor for $15,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount of average two lowest price of last 20 trading days prices. As of March 31, 2019, the note has been fully converted.

Convertible note 22: On December 7, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.05. As of March 31, 2019, the note has been fully converted.

Convertible notes issued during the nine months ended March 31, 2019 were as follows:

Convertible note 23: On September 20, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $267,500 (includes $5,000 legal fee and an OID of $12,500). The note is due 360 days and bears an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 24: On October 5, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $5,000 OID). The note is due 360 days and bears an interest rate of 8%. The conversion price for the note is 45% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date.

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

Convertible note 29: On December 26, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $5,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 45% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 30: On January 8, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $105,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 35% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 31: On January 22, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 42% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 32: On January 24, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $53,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 35% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 33: On February 26, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 42% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 34: On March 4, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $7,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 42% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date.

For the period ended March 31, 2019, the Company’s convertible notes consisted of following:

Balance			Conversion		Balance
as of	Default	Addition/	in	# of	as of		Interest	Conversion
06.30.2018	Penalty	(Repayment)	principal	shares	03.31.2019	Due Date	Rate	Price
25,000	—	—	—	—	25,000	2/24/2013	14%	75% of the average of 30 days prior to the conversion date.
25,000	—	—	—	—	25,000	3/18/2013	14%	75% of the average of 30 days prior to the conversion date.
100,000	—	—	—	—	100,000	6/21/2013	14%	75% of the average of 30 days prior to the conversion date.
20,000	—	—	20,000	1,160,391	—	7/17/2017	10%	40% discount of average price of last 20 trading days prices
25,000	—	—	25,000	1,426,674	—	7/17/2017	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	—	50,000	2,931,188	—	8/8/2017	8%	40% discount of average two lowest price of last 20 trading days prices
80,000	—	—	80,000	4,530,846	—	7/20/2017	8%	40% discount of average two lowest price of last 20 trading days prices
66,023	—	—	66,023	3,712,324	—	8/24/2017	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	—	50,000	2,390,805	—	8/9/2017	8%	40% discount of average two lowest price of last 20 trading days prices
75,000	—	—	75,000	4,378,547	—	7/31/2017	8%	40% discount of average two lowest price of last 20 trading days prices
124,318	—	—	63,567	3,919,404	60,751	12/1/2017	10%	45% discount of lowest price of last 20 trading days prices
70,000	—	—	70,000	4,067,072	—	9/23/2017	8%	40% discount of average two lowest price of last 20 trading days prices
30,000	—	—	30,000	1,500,010	—	8/16/2017	8%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
200,000	—	—	200,000	11,557,652	—	9/30/2017	8%	40% discount of average two lowest price of last 20 trading days prices
921,004	—	—	671,004	31,483,740	250,000	5/12/2018	22%	45% discount of lowest price of last 20 trading days prices
150,000	—	—	150,000	3,745,330	—	5/3/2018	10%	45% discount to average of 3 lowest trading price during last 20 trading days
164,900	—	—	164,900	6,596,000	—	7/17/2018	8%	The conversion price shall be $0.025 per share
35,000	—	—	35,000	691,184	—	8/22/2018	8%	40% discount of average two lowest price of last 20 trading days prices
15,000	—	—	15,000	294,114	—	9/26/2018	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	—	50,000	1,000,000	—	12/7/2018	8%	The conversion price shall be $0.05 per share
—	—	267,500	—	—	267,500	9/15/2019	8%	55% discount of lowest price of last 20 trading days prices
—	—	250,000	—	—	250,000	10/5/2019	8%	45% discount of average three lowest price of last 20 trading days prices
—	—	100,000	—	—	100,000	10/31/2019	8%	The conversion price shall be $0.07 per share
—	—	80,000	—	—	80,000	11/15/2019	8%	The conversion price shall be $0.07 per share
—	—	40,000	—	—	40,000	11/15/2019	8%	The conversion price shall be $0.07 per share
—	—	35,000	—	—	35,000	12/2/2019	8%	The conversion price shall be $0.07 per share
—	—	250,000	—	—	250,000	12/26/2019	8%	45% discount of average three lowest price of last 20 trading days prices
—	—	105,000	—	—	105,000	1/8/2020	8%	35% discount of average two lowest price of last 20 trading days prices
—	—	100,000	—	—	100,000	1/22/2020	8%	42% discount of average three lowest price of last 20 trading days prices
—	—	53,000	—	—	53,000	1/24/2020	8%	35% discount of average two lowest price of last 20 trading days prices
—	—	100,000	—	—	35,000	2/26/2020	8%	42% discount of average three lowest price of last 20 trading days prices
—	—	250,000	—	—	250,000	3/4/2020	8%	42% discount of average two lowest price of last 20 trading days prices
2,426,245		1,630,500	1,965,494	89,129,286	2,091,250

In connection with the convertible debt, debt discount balance as of March 31, 2019 and June 30, 2018 were $1,031,596 and $26,303, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

As of March 31, 2019, the Company’s debt discount consisted of following:

Note Date	Due Date	OID	Amortization for FY 2018	Debt Discount Balance at 6/30/2018	Amortization for the nine months ended 03/31/2019	Debt Discount Balance at 03/31/2019
08/22/2017	8/22/2018	$35,000	$29,918	$5,082	$5,082	$—
09/26/2017	9/26/2018	15,000	11,384	3,616	3,616	—
07/17/2017	7/17/2018	164,900	160,445	4,455	4,455	—
12/07/2017	12/7/2018	50,000	36,849	13,151	13,151	—
09/20/2018	9/15/2019	12,500	—	—	6,667	5,833
09/20/2018	9/15/2019	250,000	—	—	133,333	116,667
10/05/2018	10/5/2019	5,000	—	—	2,425	2,575
10/05/2018	10/5/2019	245,000	—	—	118,808	126,192
11/01/2018	11/1/2019	84,286	—	—	34,638	49,648
11/16/2018	11/16/2019	36,571	—	—	13,526	23,045
11/16/2018	11/16/2019	18,286	—	—	6,763	11,523
12/03/2018	12/3/2019	10,000	—	—	3,233	6,767
12/26/2018	12/26/2019	5,000	—	—	1,301	3,699
12/26/2018	12/26/2019	245,000	—	—	63,767	181,233
01/08/2019	01/08/2020	92,101	—	—	20,691	71,410
01/22/2019	01/22/2020	87,478	—	—	16,297	71,181
01/22/2019	01/22/2020	2,000			373	1,627
01/24/2019	01/24/2020	47,432	—	—	8,577	38,856
02/26/2019	02/26/2020	96,708	—	—	8,743	87,965
02/26/2019	02/26/2020	2,000	—	—	181	1819
03/04/2019	03/04/2020	243,000	—	—	17,926	225,074
03/04/2019	03/04/2020	7,000	—	—	516	6,484
Total:			$41,302	$26,303	$484,070	$1,031,596

10.	Derivative liabilities

The derivative liability is derived from the conversion features in note 9 and stock warrant in note 11. All were valued using the Binomial option pricing model using the assumptions detailed below. As of March 31, 2019 and June 30, 2018, the derivative liability was $2,541,563 and $3,069,616, respectively. The Company recorded $4,171,698 and$1,384,423 loss from changes in derivative liability during the nine months ended March 31, 2019 and 2018, respectively. The Binomial Option Price Model with the following assumption inputs:

March 31, 2019
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	2.40-2.64%
Expected volatility	118-150%

December 31, 2018
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	2.49-2.72%
Expected volatility	118-175%

September 30, 2018
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	2.15-2.37%
Expected volatility	87-123%

June 30, 2018
Annual dividend yield	—
Expected life (years)	0.15-1.00
Risk-free interest rate	1.08-2.12%
Expected volatility	103-202%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2018	$3,069,616
Additions	427,076
Mark to Market	1,641,457
Reclassification to APIC due to conversions	(2,714,433)
Balance, September 30, 2018	$2,423,716
Additions	865,503
Mark to Market	2,019,927
Reclassification to APIC due to conversions	(3,574,808)
Balance, December 31, 2018	$1,734,338
Additions	583,103
Mark to Market	510,315
Reclassification to APIC due to conversions	(286,193)
Balance, March 31, 2019	$2,541,563

11.	Stock warrants

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

On May 17, 2017, the Company entered a promissory note with an accredited investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with an exercise price of $0.15 per share and have cashless exercise option. The fair value of the warrants at the grant date was $40,400. As of March 31, 2019 and June 30, 2018, the fair value of the warrant liability was $9,090 and $40,400, respectively.

On September 7, 2018, the Company entered a settlement agreement with several investors to settle all disputes by issues additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of March 31, 2019 and June 30, 2018, the fair value of the warrant liability was $30,102 and $0, respectively.

As of March 31, 2019 and June 30, 2018, the total fair value of the warrant liability was $39,192 and $40,400, respectively.

The Binomial Option Price Model with the following assumption inputs:

Warrants liability	March 31, 2019
Annual dividend yield	—
Expected life (years)	0.5-5
Risk-free interest rate	2.23%-2.82%
Expected volatility	119%-393%

June 30, 2018
Warrants issued in May 2017
Annual dividend yield	—
Expected life (years)	0.5
Risk-free interest rate	2.06%
Expected volatility	151%

Below is the movement of warrants for the period ending March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2016	131,250	$0.20
Expired	131,250	0.20	4.00
Granted	505,000	$0.15	3.86
Outstanding at June 30, 2017	505,000	0.20
Exercised	—	—
Granted	—	$—
Outstanding at June 30, 2018	505,000	$0.15	0.50
Granted	578,880	0.08	5.00
Exercised	—	—
Outstanding at March 31, 2019	1,083,880	$0.15	0.50

12.	Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (5.5% as of December 20, 2018). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of March 31, 2019 and June 30, 2018, the loan principal balance was $25,982. As of March 31, 2019, the note is in default.

13.	Related party transactions

On January 23, 2013, the Company entered into a promissory note with its former employee who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of March 31, 2019 and June 30, 2018, this note had a balance of $18,000.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of March 31, 2019 and June 30, 2018, this note had a balance of $0 and $5,000, respectively.

As of March 31, 2019 and June 30, 2018, the Company had an outstanding balance of notes payable due to related parties of $18,000 and $23,000, respectively.

On July 7, 2016, SWC received a loan in total amount of $30,000 from an employee. The amount of the loan bears no interest and due on demand. As of March 31, 2019 and June 30, 2018, the balance of the loan due to related party was $30,000 and $30,000, respectively.

From time to time, SWC would receive short-term loans from company former director for its working capital needs.

14.	Loans payable

On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $150,820 with maturity date on March 31, 2018; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment. As of October 2017, they are no long a related party. As of June 30, 2018, the outstanding balance under this note was $150,820. As of March 31, 2019, the note has been fully settled into 1,508,200 shares of the Company’s common stock.

During the year ended June 30, 2017, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of March 31, 2019 and June 30, 2018, the outstanding balance with Greater Asia loans were $163,924 and $140,125, respectively. As of March 31, 2019, the note was in default.

On July 1, 2016, the Company entered into a repayment agreement with its employee for $20,280 at no interest. As of March 31, 2019 and June 30, 2018, the Company has an outstanding balance of $4,084 and $4,285.

On January 30, 2018, the Company entered a straight promissory note with an individual with one or more on demand loan with maturity date on January 30, 2019 and no interest shall be charged to the Company. As of March 31, 2019, the outstanding balance under this note was $22,747.

As of March 31, 2019 and June 30, 2018, the Company had an outstanding loan balance of $190,755 and $329,029, respectively.

15.	Stockholder’s Deficiency

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

During the three months ended September 30, 2018 and the year ended June 30, 2018, the Company had entered into multiple private placement agreements and had issued 2,000,000 shares of preferred stock in total amount of $2,000,000. The shares had been issued as of December 31, 2018.

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

During the three months ended December 31, 2018, the Company issued 6,632,605 shares of common stock to settle the old debt in total amount of $610,598, included 2,985,568 shares of common stock issued from share to be issued, common stock in total amount of $263,616.

During the three months ended December 31, 2018, the Company issued 47,865,888 shares of common stock for debt conversions in total amount of $1,015,391.

During the three months ended December 31, 2018, the Company issued 4,142,857 shares of common stock for cash in total amount of $220,000.

During the three months ended December 31, 2018, the Company issued 89,111,251 shares of common stock for service in total amount of $6,473,680, included 7,296,572 shares of common stock issued from share to be issued, common stock in total amount of $390,830.

During the three months ended December 31, 2018, the Company (buyer) signed a letter of intent (LOI) regarding a potential acquisition of all the outstanding capital stock, assets and assumption of liabilities of A company (seller). The Company issued 10,000,000 shares of common stock upon the signing of the LOI in total amount of $1,175,000. The share is non-refundable and vested immediately, but was issued on a restricted basis with a restrictive legend and will be subject to normal restrictions imposed by the financial industry and governmental agencies.

During the three months ended December 31, 2018, the Company issued 200,000,000 shares of common stock as consideration for certain master purchase agreement in total amount of $18,000,000. The acquisition has not been fully completed as of March 31, 2019.

During the three months ended March 31, 2019, the Company issued 2,026,080 shares of common stock to settle the contingent liability in total amount of $47,660, with loss on debt settlement of $100,822.

During the three months ended March 31, 2019, the Company issued 13,962,038 shares of common stock for debt conversions in total amount of $328,875.

During the three months ended March 31, 2019, the Company issued 6,000,000 shares of common stock for cash in total amount of $60,000.

During the three months ended March 31, 2019, the Company issued 625,391 shares of common stock for service in total amount of $35,000.

As of March 31, 2019 and June 30, 2018, the Company had 2,000,000 shares and 0 share of its preferred stock, 660,473,827 and 246,135,203 shares of its common stock, respectively, issued and outstanding.

16.	Shares to be issued – liability

During the year ended June 30, 2018, the Company had entered into multiple private placement agreements and had shares to be issued under liability in total amount of $2,691,000.

During the three months ended September 30, 2018, the Company issued 3,700,000 shares of the Company’s common stock for cash in total amount of $185,000. Share to be issued under liability is reduced by $185,000 due to such issuance.

During the three months ended September 30, 2018, the Company had entered into a multiple private placement agreement and had increased shares to be issued under liability by 1,000,000 shares, for total amount of $50,000.

During the three months ended December 31, 2018, the Company issued 45,307,142 shares of the Company’s common stock for cash & services in total amount of $2,506,000. Share to be issued is reduced by $2,506,000 due to such issuance.

As of March 31, 2019 and June 30, 2018, the Company had balance of $50,000 and $2,691,000 share to be issued.

17.	Shares to be issued – equity

For the year ended June 30, 2018, the Company had entered into multiple private placement agreements and had increased potential shares to be issued under common stock in total amount of $467,996.

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

During the three months ended September 30, 2018 and the year ended June 30, 2018, the Company had entered into multiple private placement agreements and had increased potential shares to be issued under preferred stock in total amount of $2,000,000, respectively. The shares have been issued as of December 31, 2018.

As of March 31, 2019, the Company had total potential shares to be issued under common stock and preferred stock in total amount of $0.

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

On April 2, 2019, the Company issued a convertible note to an accredited investor for proceeds to the Company in the amount of $100,000.

On April 4, 2019, the Company issued a convertible note to an accredited investor for proceeds to the Company in the amount of $100,000.

On April 11, 2019, the Company issued 4,278,074 shares of the Company’s common stock for debt conversions in total amount of $100,000.

On April 15, 2019, the Company issued 1,916,117 shares of the Company’s common stock for debt conversions in total amount of $45,000.

On May 2, 2019, the Company issued a convertible note to an accredited investor for proceeds to the Company in the amount of $125,000.

On May 2, 2019, the Company issued 2,066,116 shares of the Company’s common stock for debt conversions in total amount of $40,000.

On May 7, 2019, the Company issued a convertible note to an accredited investor for proceeds to the Company in the amount of $100,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported on Form 8-K filed on April 10, 2018 with the Securities and Exchange Commission, or SEC, BF Borgers CPA (“Borgers”) was dismissed as the independent registered public accounting firm for the Company effective as of March 21, 2018. The dismissal of Borgers was approved by the Company’s Board of Directors. Other than an explanatory paragraph included in Borgers’ audit report for the Company’s fiscal year ended December 31, 2017, 2016 and 2015 relating to the uncertainty of the Company’s ability to continue as a “going concern”, the audit report of Borgers on the Company’s financial statements for the last three fiscal years ended December 31, 2017, 2016 and 2015, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s 2017, 2016 and 2015 fiscal years and through March 21, 2018, (1) there were no disagreements with Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Borgers, would have caused Borgers to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc.  Our Company primarily operates through our subsidiary, Sugarmade, Inc., a California corporation (“SWC Group, Inc., - CA”). We are headquartered in Monrovia, California, a suburb of Los Angeles, with an additional warehouse location in Southern California. As of date of this filing, we employ 16 full and part-time workers and contractors.

As of the end of the reporting period, March 31, 2019, we were involved in several businesses including, the supply of products to the quick service restaurant sub-sector of the restaurant industry and as an importer, distributor and marketer of hydroponic supplies to various agricultural sectors. We had previously been a marketer of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix and a marketer of tree-free paper products. These products were discontinued during 2018 in order to focus the majority of our corporate resources on the marketing of hydroponic supplies.

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

In December 2017, we announced a Master Marketing Agreement with BizRight, LLC where the Company would market BizRight’s products. The Company also gained an option to acquire all of BizRight’s operations. We began recognizing revenues under this marketing agreement during late calendar 2018 and expect to begin recognizing an increasing amount of revenue under the Master Marketing Agreement as we move further into calendar 2019 after completion of the acquisition.

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

During January 2019, the Company announced its intention to acquire a retail location of Washington State-based Hydro4Less. The operation is expected to produce approximately $5 million in revenues and to be profitable during calendar 2019. Additionally, via the pending transaction, Sugarmade will gain an option to purchase two additional Hydro4Less retail operations, which are currently producing in excess of $20 million annually. Should all three Hydro4Less acquisitions close, Sugarmade will increase its annual revenues by approximately $25 million per year.

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

We plan to continue our business pursuits relative to our CarryOutSuppies.com business, which is a producer and wholesaler of custom printed and generic supplies servicing more than 2,000 quick service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, food containers, soup containers, plastic spoons and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009. Carryoutsupplies management estimates it holds an approximately 20% to 30% market share of generic and printed products within the take out frozen yogurt and ice cream industries.

Employees and consultants

The Company employs approximately 16 full-time and part-time workers, and consultants, most of whom work within the City of Monrovia, California headquarters location, while small numbers are in our distribution warehouse located in Duarte, California.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, SWC. As of the date of this filing, we had no other operations other than those of SWC.

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2019 and 2018.

	For the three months ended
	March 31,
	2019	2018

Net Sales	572,678	849,436
Cost of Goods Sold:	398,281	594,888
Gross profit	174,397	254,549
Operating Expenses	634,705	797,196
Loss From Operations	(460,308)	(542,647)
Other non-operating Income (Expense):	(949,848)	3,331,520
Net Income (Loss)	(1,410,156)	2,788,872

Revenues

For the three months ended March 31, 2019 and 2018, revenues were $572,678 and $849,436, respectively. The decrease was primarily due to business loss within the stick supply industry.

Cost of goods sold

For the three month ended March 31, 2019 and 2018, costs of goods sold were $398,281 and $594,888 respectively. The decrease was primarily due to the business loss within the stick supply industry.

Gross profit

For the three month ended March 31, 2019 and 2018, gross profit was $174,397 and $254,549, respectively. The decrease was primarily due to the business loss within the stick supply industry.

Operating expenses

For the three month ended March 31, 2019 and 2018, operating expenses were $634,705 and $797,196, respectively. The decrease was due to the decrease in audit fee after change of independent auditor.

Other non-operating income (expense)

The Company had total other non-operating expense of $949,848 and income of $3,331,520 for the three months ended March 31, 2019 and 2018, respectively. The decrease in non-operating income is related to the accounting for derivative liabilities.

Net income (loss)

Net loss totaled $1,410,156 for the three month ended March 31, 2019, compared to a net income totaling $2,788,872 for the three-month ended March 31, 2018. The decrease was mainly due to the decrease in accounting fees and changes in derivative liabilities.

The following table sets forth the results of our operations for the nine months ended March 31, 2019 and 2018.

	For the nine months ended
	March 31,
	2019	2018

Net Sales	$3,459,511	2,965,404
Cost of Goods Sold:	2,528,680	2,107,834
Gross profit	930,831	857,570
Operating Expenses	5,371,662	2,849,789
Loss From Operations	(4,440,832)	(1,992,219)
Other non-operating Income (Expense):	(5,611,756)	(2,286,595)
Net Income (Loss)	(10,052,588)	(4,278,813)

Revenues

For the nine months ended March 31, 2019 and 2018, revenues were $3,459,511 and $2,965,404, respectively. The increase was primarily due to seasonality changes within the yogurt and restaurant supply industry.

Cost of goods sold

For the nine month ended March 31, 2019 and 2018, costs of goods sold were $2,528,680 and $2,107,834 respectively. The increase was primarily due to the frozen yogurt sector expanding and preparing for the industry’s pick-up in its seasonal trend.

Gross profit

For the nine month ended March 31, 2019 and 2018, gross profit was $930,831 and $857,570, respectively. The increase was primarily due to the seasonality changes in yogurt and restaurant supply industry.

Operating expenses

For the nine month ended March 31, 2019 and 2018, operating expenses were $5,371,662 and $2,849,789, respectively. The increase was attributable to issuing of the common stock compensation expenses for employees, legal, and consulting fees.

Other non-operating income (expense)

The Company had total other non-operating expense of $5,611,756 and expense of $2,286,595 for the nine months ended March 31, 2019 and 2018, respectively. The increase in non-operating income is related to the accounting for derivative liabilities.

Net income (loss)

Net loss totaled $10,052,588 for the nine month ended March 31, 2019, compared to a net loss totaling $4,278,813 for the nine month ended March 31, 2018. The increase was attributable to issuing all of the stock compensation expenses for employees, legal, and consulting fees.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of March 31, 2019, our Company had cash balance of $33,916, current assets totaling $3,328,665 and total assets of $3,859,818. We had current and total liabilities totaling $6,559,544. Stockholders’ equity reflected a deficiency of $2,699,726.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2019 and 2018:

	2019	2018
Cash (used in) provided by:
Operating activities	$(1,504,097)	$(1,865,597)
Investing activities	(297,154)	(147,131)
Financing activities	1,793,046	1,919,491

Net cash (used in) provided by operating activities was $(1,504,097) for the nine months ended March 31, 2019, and $(1,865,597) for the nine months ended March 31, 2018.

There were $297,154 and $147,131 fixed assets and intangible assets purchased during the nine months ended March 31, 2019 and 2018 relating to investing activities, respectively.

Net cash (used in) provided by financing activities was $1,793,046 for the nine months ended March 31, 2019 and $1,919,491 for the nine months ended March 31, 2018.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were ineffective due to the Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2019, the Company issued shares as followings:

●	8,658,685 shares of common stock for settlement of debts of $726,084;

●	89,129,286 shares of common stock upon conversion of convertible notes of $2,217,125;

●	92,708,396 shares of common stock as consideration for services of $6,706,180;

●	13,842,857 shares of common stock for cash of $465,000, which was for general operating purposes;

●	200,000,000 shares of common stock pursuant to the terms of the Master Marketing Agreement with BizRight;

●	10,000,000 shares of common stock pursuant to the LOI on acquisition of Sky Unlimited;

●	2,000,000 shares of preferred stock pursuant to various private placement agreements in prior years.

All of the aforementioned securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit No.	Description
31.1(1)	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(1)	XBRL Instance Document

101.SCH*(1)	XBRL Taxonomy Extension Schema

101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB*(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc., a Delaware corporation

May 20, 2019	By:	/s/ Jimmy Chan
Jimmy Chan
CEO, CFO, and Director