Form 10-K
period 2019-06-30
Sugarmade, Inc.
filed 2019-10-15
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

Commission file number 000-23446

SUGARMADE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3008888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Royal Oaks Dr., Suite 108,
Monrovia, CA	91016
(Address of principal executive offices)	(Zip Code)

(888) 982-1628

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SGMD	OTCQB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $41,286,265 as of December 31, 2018, the last business day of the registrant’s most recently completed second quarter.

The number of shares of the registrant’s common stock outstanding as of October 9, 2019 was 812,686,536.

PART I

SIGNATURES	73

 -i-

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements of Sugarmade, Inc. and our wholly owned active operating subsidiary, SWC Group, Inc. (collectively, the “Company”) include descriptions of the Company’s plans or objectives for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate,” “anticipates,” “project,” “assume,” “plan,” “predict,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our compliance with ongoing securities laws, we do not intend, and undertake no obligation, to update and forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A, Risk Factors, in this document.

Our securities are registered under the Securities Act of 1933 and the Securities Exchange Act of 1934 and we will file reports and other information with the Securities and Exchange Commission as a result. Additionally, we shall file supplementary and periodic information, documents and reports that are required under section 13(a) and Section 15(d) of the Exchange Act , as amended.

Any annual, quarterly, special reports and other information filed with the SEC can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, DC 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

 -ii-

PART I

Item 1.                Business

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

On April 23, 2011, we entered into an exchange agreement (the “Exchange Agreement”) with Sugarmade, Inc., a California corporation (“Sugarmade-CA”), which, as a result of the transactions contemplated in the Exchange Agreement, became our wholly-owned subsidiary. Under the terms of the Exchange Agreement, we acquired all of the outstanding stock of Sugarmade-CA (the “Exchange”). On May 9, 2011, our Company completed the Exchange. Our Company then changed its name from “Diversified Opportunities, Inc.” to “Sugarmade, Inc.” on June 24, 2011. Under the terms of the Exchange Agreement, Sugarmade-CA’s shareholders exchanged all of their shares of stock on a one-for-one basis for an aggregate of 8,864,108 shares of our common stock.  In connection with the Exchange Agreement and effective at the closing of the Exchange transaction, our previous three principal shareholders agreed to enter into a Share Cancellation Agreement pursuant to which 8,762,500 shares held by them were canceled or redeemed in exchange for our Company’s payment of $210,000, the issuance of 200,000 warrants to purchase our common stock at $1.25 per share, and certain registration rights.

Business Overview

As of the end of the reporting period, June 30, 2019, we were involved primarily in two main business operations 1) the supply of hydroponic and related agricultural supplies, and 2) the supply of products to the quick service restaurant sub-sector of the restaurant industry.

In the future, we plan to continue to concentrate primarily on the hydroponic and cultivation marketplace, in addition to the quick service restaurant supply sector and post harvested packaging. In addition, we are currently analyzing expanding our business operations into the hydroponic and cultivation retail sector via direct acquisitions of participants in that market sector.

While the majority of our managerial talent is focused on the rapidly expanding specialty cultivation marketplace, we plan to continue our business pursuits relative to our CarryOutSuppies.com business.

Hydroponic and Cultivation Supplies

Our primary business is the supply of hydroponic cultivation equipment, and related products, through our e-commerce portals. Our websites offers thousands of cultivation-oriented products in several general categories, such as lighting systems, ventilation units, organic nutrients and state of the art electronic controls for cultivation, among other less prevalent categories. We source our products from a variety of manufacturers and distributors located both domestically and internationally. By sourcing our products in bulk from numerous sources, we believe we are able to reduce overall costs, which allows us to not only pass savings on to our customers, but to also realize positive margins on products sold. Our product and marketing philosophy is based on beliefs of not only offering premium quality products, but to also offer such products at attractive prices to our customers.

The majority of our customers are either commercial or home cultivators. Commercial growers rely on us to not only stock the products required on an ongoing basis, but these customers also rely on us to ensure the products can be delivered on a timely basis. Thus, paramount to our business operation is efficiency, especially relating to shipping and delivery. These customers set up online accounts and place orders electronically, receiving their orders via either postal service or private courier services. Other customers, select to pick up the purchased products at our will call office location.

The needs of our commercial grower customers are varied and typically differ from traditional cultivators and growers. Many of our commercial customers are involved in specialty crops and medicine-based cultivation. Thus, these customers often require products that offer the ability for the cultivator to precisely control environmental growth conditions, such as lighting, temperature, humidity, growth medium PH, and other factors.

We also cater to craft home cultivators who are increasing sophisticated relative to cultivation science. These home growers are most interested in advanced lighting systems, organic nutrients and soils in order to cultivate organic greens, micro-greens, vegetables and medicine-based plants. These home cultivators typically place smaller orders online with delivery directly to the customer’s home location.

Our board of directors and management team believe our chosen mixed strategy of catering to both the commercial grower and the home cultivator in on target with the overall movement of the marketplace. While over the past few years, we have seen increased interest among commercial cultivators, while the home cultivator market has softened; we nevertheless believe the home cultivation market will continue to be robust over the coming years.

During December of 2017, we entered into a master marketing agreement with BizRight, LLC, a leading marketer and manufacturer of hydroponic growth supplies, which offers a range of hydroponics-related products including: HPS grow lights, electronic ballasts, HPS Bulbs, nutrient mixes, environmental control products, pH measurement and calibration solutions and other grow and storage products. BizRight operates the ZenHydro.com website and other e-commerce properties, and sells various products to distributors and retailers. This relationship has allowed our Company to significantly expand our revenue growth prospects. On April 11, 2018, the same rights under the master marketing agreement were assigned to BZRTH Inc., on February 5, 2019 the Company exercised its option to acquire BZRTH and has worked diligently to close on the transaction at the earliest time possible.

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

Employees and Consultants

As of June 30, 2019, the Company had approximately thirteen (13) employees & eight (8) contractors.

Available Information

Any annual, quarterly, special reports and other information filed with the SEC can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, DC 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov).  Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

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

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. Our auditors, L&L CPAs, have indicated in their report on the Company’s financial statements for the fiscal year ended June 30, 2019, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and substantial decline in our working capital. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding, continued growth, improved operating margins and our ability to profitably meet service commitments. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

Historically, we have raised equity capital, including debt convertible into equity capital, to support and expand our operations. To the extent that we raise additional equity capital, existing shareholders will experience a dilution in the voting power and ownership of their shares of Common Stock, and earnings per share, if any, would be negatively impacted. Our inability to use our equity securities to finance our operations could materially limit our growth. Any borrowings made to finance operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. The amount and timing of such additional financing needs will vary principally depending on the timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain a credit facility. If our cash flow from operations is insufficient to meet any debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet debt service requirements. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. Our failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

Uncertainty of profitability

Our business strategy may result in increased volatility of revenues, loses and/or earnings. As we will only develop a limited number of products at a time, our overall success will depend on a limited number of products, which may cause variability and unsteady profits and losses depending on the products and/or services offered and their market acceptance.

Our revenues and our profitability may be adversely affected by economic conditions and changes in the market for our products. Our business is also subject to general economic risks that could adversely impact the results of operations and financial condition.

Because of the anticipated nature of the products that we offer and attempt to develop, it is difficult to accurately forecast revenues and operating results and these items could fluctuate in the future due to a number of factors. These factors may include, among other things, the following:

•	Our ability to raise sufficient capital to take advantage of opportunities and generate sufficient revenues to cover expenses.
•	Our ability to source strong opportunities with sufficient risk adjusted returns.
•	Our ability to manage our capital and liquidity requirements based on changing market conditions.
•	The amount and timing of operating and other costs and expenses.
•	The nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations.

We cannot guarantee that we will succeed in achieving our goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results

Some of business initiatives in the hydroponic sector are new and are only in early stages of commercialization. As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for our Company is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. We cannot guarantee that a market for our Company will develop or that demand for our products will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

We have incurred losses since our inception, have yet to achieve profitable operations and anticipate that we will continue to incur losses for the foreseeable future.

Even if we obtain more customers or increase sales to our existing customers, there is no guarantee we will be able to generate a profit. Because we are a small company and have limited capital, we must limit our products and services. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy our products to operate profitably. Further, we are subject to raw material pricing which can erode the profitability of our products and put additional negative pressure on profitability. If we cannot operate profitably, we may have to suspend or cease operations.

For the fiscal year ended June 30, 2019 we incurred an operating loss of $4,915,077. For the fiscal year ended June 30, 2018, we incurred an operating loss of $1,241,947. At June 30, 2019 we had an accumulated deficit of $47,088,950. Although we have generated substantial revenues, they are insufficient to make the Company profitable. We plan to increase our expenses associated with the development of our business. There is no assurance we will be able to derive revenues from the development of our business to successfully achieve positive cash flow or that our business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

We do not have sufficient cash on hand.

As of June 30, 2019, we had $34,371 cash on hand. These cash resources are not sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations. We estimate that within the next 12 months we will need at least $5,000,000 in cash from either investors or operations. While we intend to engage in several equity or debt financings, there is no assurance that these will actually occur. Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests. You should recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

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

Even if we are able to expand our business operations, we may be unable to successfully manage our future growth.

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

If we are not able to raise enough funds through the Investment Agreement or other sources, we may not be able to successfully develop and market our products and our business may fail.

We do not have any commitments for financing other than the Investment Agreement, and we will need additional financing to meet our obligations and to continue our business. Although we plan to raise funds through the Investment Agreement, due to the conditions of the Investment Agreement we cannot guarantee that we will be able to raise money through the use of the Investment Agreement or that we will be able to utilize the full Investment Agreement.

Our business may suffer if we are unable to attract or retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of Management, as well as other personnel. We have a small management team, and the loss of a key individual or our inability to attract suitably qualified replacements or additional staff could adversely affect our business. Our success also depends on the ability of Management to form and maintain key commercial relationships within the marketplace. No assurance can be given that key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected. We do not maintain key-man life insurance on any of our executive employees.

The loss of key Management personnel could adversely affect our business

We depend on the continued services of our executive officers and senior management team as they work closely with independent associate leaders and are responsible for our day-to-day operations. Our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. Although we have entered into employment agreements with our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or limitation of the services of any of our executive officers or members of our senior management team, or the inability to attract additional qualified management personnel, could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.

The lack of available and cost-effective directors and officer’s insurance coverage in our industry may cause us to be unable to attract and retain qualified executives, and this may result in our inability to further develop our business

Our business depends on attracting independent directors, executives and senior management to advance our business plans. We currently do not have directors and officer’s insurance to protect our directors, officers and the company against to possible third-party claims. This is due to the significant lack availability of such policies in the cannabis industry at reasonably competitive prices. As a result, the Company and our executive directors and officers are susceptible to liability claims arising by third parties, and as a result, we may be unable to attract and retain qualified independent directors and executive management causing the development of our business plans to be impeded as a result.

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

Management of growth will be necessary for us to be competitive

Successful expansion of our business will depend on our ability to effectively attract and manage staff, strategic business relationships, and shareholders. Specifically, we will need to hire skilled management and technical personnel as well as manage partnerships to navigate shifts in the general economic environment. Expansion has the potential to place significant strains on financial, management, and operational resources, yet failure to expand will inhibit our profitability goals.

We import many of our products from Asian counties, including the People’s Republic of China. Disruptions or a change in the tariff situation may negatively affect our business

Many of the products we market are manufactured in Asian countries and are then imported to our facilities in the United States and ultimately sold to our customers. There can be no assurance of the reliability of such channels and disruption would likely have a significant impact on our business operations, our ability to retain customers and on our ability to generate profits. A significant change in trade tariffs could also negatively affect our business operations.

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

We cannot guarantee that we will succeed in achieving our goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results

Some of business initiatives in the hydroponic sector are new and are only in early stages of commercialization. As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for our Company is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. We cannot guarantee that a market for our Company will develop or that demand for our products will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

RISKS OF GOVERNMENT ACTION AND REGULATORY UNCERTAINTY

The Farm Bill recently passed, and undeveloped shared state-federal regulations over hemp cultivation and production may impact our business.

The Farm Bill was signed into law on December 20, 2018. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will need to construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. The details and scopes of each state’s plans are not known at this time and may contain varying regulations that may impact our business. Even if a state creates a plan in conjunction with its governor and chief law enforcement officer, the Secretary of the USDA must approve it. There can be no guarantee that any state plan will be approved. Review times may be extensive. There may be amendments and the ultimate plans, if approved by states and the USDA, may materially limit our business depending upon the scope of the regulations.

Laws and regulations affecting our industry to be developed under the Farm Bill are in development

As a result of the Farm Bill’s recent passage, there will be a constant evolution of laws and regulations affecting the hemp industry could detrimentally affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

U.S. Federal and foreign regulation and enforcement may adversely affect the implementation of cannabis laws and regulations and may negatively impact our revenue, or we may be found to be violating the Controlled Substances Act or other U.S. federal, state, or foreign laws.

Even though we do not cultivate, process, market or distribute cannabis or any products that contain cannabis, some of our customers do engage in such activities. Cannabis, as not strictly defined in the 2018 Farm Bill, is a Schedule-I controlled substance and is illegal under federal law. Even in those states where the use of cannabis, as not strictly defined in the 2018 Farm Bill, has been legalized, its use remains a violation of federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

At present, numerous states and the District of Columbia allow their citizens to use medical cannabis. Additionally, many states have approved legalization of cannabis, as not strictly defined in the 2018 Farm Bill, for adult recreational use. The laws of these states relative to cannabis as not strictly defined in the 2018 Farm Bill, are in conflict with the Federal Controlled Substances Act, which makes cannabis, as not strictly defined in the 2018 Farm Bill, use and possession illegal on a national level. If the federal government decides to enforce the Controlled Substances Act with respect to cannabis, as not strictly defined in the 2018 Farm Bill, persons that are charged with distributing, possessing with intent to distribute, or growing cannabis, as not strictly defined in the 2018 Farm Bill, could be subject to fines and imprisonment. Any such change in the federal government’s enforcement of current federal laws will cause significant financial damage to us.

The approach to the enforcement of cannabis laws may be subject to change, which creates uncertainty for our business.

As a result of the conflicting views between state legislatures and the federal government regarding cannabis, as not strictly defined in the 2018 Farm Bill, investments in, and the operations of, cannabis businesses in the U.S. are subject to inconsistent laws and regulations. Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our operations. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

RISKS ASSOCIATED WITH BANK AND INSURANCE LAWS AND REGULATIONS

We and our customers may have difficulty accessing the service of banks, which may make it difficult to sell our products and services and manage our cashflows.

Since the commerce in cannabis, as not strictly defined in the 2018 Farm Bill, is illegal under federal law, federally most chartered banks will not accept for deposit funds from businesses involved with cannabis. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our customers to operate. There does appears to be recent movement to allow state-chartered banks and credit unions to provide banking to the industry, but as of the date of this report there are only nominal entities that have been formed that offer these services. Further, in a February 6, 2018, Forbes article, United States Secretary of the Treasury, Steven Munchin, is reported to have testified that his department is “reviewing the existing guidance.” But he clarified that he doesn’t want to rescind it without having an alternate policy in place to address public safety concerns.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Despite guidance from the U.S. Department of the Treasury suggesting it may be possible for financial institutions to provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act, banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan. Similarly, many of our customers are directly involved in cannabis sales and further restriction to their ability to access banking services may make it difficult for them to purchase our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain federal regulations relating to cash reporting.

The Bank Secrecy Act, enforced by FinCEN, requires us to report currency transactions in excess of $10,000, including identification of the customer by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds. Substantial penalties can be imposed against us if we fail to comply with this regulation. If we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, financial condition and results of operations.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

RISK ASSOCIATED WITH OUR INDUSTRY

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

Changes within the cannabis industry may adversely affect our financial performance.

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

We are subject to certain tax risks and treatments that could negatively impact our results of operations.

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking-controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

The Company’s industry is highly competitive, and we have less capital and resources than many of our competitors which may give them and advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products less desirable to consumers or obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

We may be unable to respond to the rapid technological change in the industry and such change may increase costs and competition that may adversely affect our business

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize our market. The continued growth of the Internet and intense competition in our industry exacerbates these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of our products. In addition, any new enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our products and services or infrastructures to adapt to these changes.

We also expect that new competitors may introduce products or services that are directly or indirectly competitive with us. These competitors may succeed in developing, products and services that have greater functionality or are less costly than our products and services and may be more successful in marketing such products and services. Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce our cost of selling products and providing services, but also facilitate increased competition by reducing competitors’ costs in providing similar products and services. This competition could increase price competition and reduce anticipated profit margins.

RISKS RELATED TO OUR COMMON STOCK

We may need additional capital that will dilute the ownership interest of investors.

We may require additional capital to fund our future business operations. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our shares of common stock, who may experience dilution of their ownership interest of our shares of Common Stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional shares of Common Stock by our board of directors may have the effect of further diluting the proportionate equity interest and voting power of holders of our shares of Common Stock.

We have the ability to issue additional shares of our shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 1,990,000,000 shares of Common Stock. The power of the Board of Directors to issue shares of Common Stock, preferred stock or warrants or options to purchase shares of Common Stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our shares of Common Stock, or shares of preferred stock that may be convertible into Common Stock, may have the effect of diluting your investment.

Our shares of Common Stock qualify as a penny stock. As such, we are subject to the risks associated with “penny stocks”. Regulations relating to “penny stocks” limit the ability of our shareholders to sell their shares and, as a result, our shareholders may have to hold their shares indefinitely.

Our shares of Common Stock are deemed to be “penny stock” as that term is defined in Regulation Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks: (a) with a price of less than $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Securities Exchange Act of 1934 and Regulation 240.15g(c)2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our shares of Common Stock are urged to obtain and read such disclosure carefully before purchasing any shares of Common Stock that are deemed to be “penny stock”.

Moreover, Regulation 240.15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our shares of Common Stock to resell their shares to third parties or to otherwise dispose of them. Holders should be aware that, according to SEC Release No. 34-29093, dated April 17, 1991, the market for penny stocks suffers from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	excessive and undisclosed bid-ask differential and mark-ups by selling broker-dealers; and
•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our Management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, Management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock and to deposit certificates in paper form or to clear shares for trading under Safe Harbor exemptions and regulations for unregistered shares.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker- dealers to recommend that their customers buy our shares of Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares. FINRA requirements make it more difficult for our investor to deposit paper stock certificates or to clear our shares of Common Stock that are transferred electronically to brokerage accounts. There can be no assurances that our investors will be able to clear our shares for eventual resale.

Costs and expenses of being a reporting company under the 1934 Securities Exchange Act may be burdensome and prevent us from achieving profitability

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and parts of the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

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

Our warehouse along with some office space is located at 2399 Bateman Avenue, Duarte, California, where we lease approximately 8,500 square feet of combined space. This sublease terminates on December 31, 2019. The current monthly rental payment including utilities and operating expenses for the facility is $11,375.

We believe that our existing facilities are adequate for our present purposes. The Company leases all its facilities and believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations.

Item 3. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of the date of this filing, there were no legal claims currently pending or, to our knowledge, threatened against our Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows, except as follows:

●	On August 13, 2019, a lawsuit was filed against the Company for unpaid legal fees of $50,000.00, which originates from the Company’s former chairman and CEO. The Company was served in or around September 2019. The Company plans to amicably resolve this matter and anticipates that it will be settled and dismissed.
●	On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of the two notes outstanding within one (1) week. Upon receipt of all payments, plaintiffs will surrender for cancellation 230,000 of the Company’s shares within ten (10) days. The parties agreed that all claims against the Company would be satisfied through such payments and that the matter would be fully resolved. Thus far, third-parties had purchased two (2) notes of approximately $80,000, reducing the Company’s exposure. As of the date of this filing, there is a remaining balance of $227,000, plus accrued interest.
●	The Company had originally filed a lawsuit in Contra Costa County, California, against Diversified Products Group, Inc. (DPG), including its former employees and chairman of the Company. The named defendants had filed a counterclaim against the Company. As of June 30, 2019, all parties have agreed to settlement terms and are awaiting for defendants’ counsel to file the formal dismissal.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,990,000,000 shares of common stock, par value $0.001 per share. As of October 9, 2019, there were 812,686,536 shares of common stock issued and outstanding, which were held by 264 holders of record. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2019, the Company had issued 2,000,000 shares of Series A preferred stock to multiple investors.

On October 8, 2019, the Company filed a certificate of designation of Series B Senior Preferred Stock. The number of shares initially constituting the Series B Preferred Stock shall be Five Million (5,000,000). Each Series B Preferred Share shall be convertible to One Thousand (1,000) shares of Common Stock. As of the date of this filing, the Company had not issued any Series B Preferred Shares.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does have an equity compensation plans and arrangements with respect to its common stock. The issuance of any of our common stock is within the discretion of the Company’s Board of Directors, which has the power to issue any or all of the Company’s authorized but unissued shares without stockholder approval.

During the period of this filing, the Company has issued 7,808,312 common shares under an S-8 Plan to various consultants and technical service providers in lieu of cash.

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

For the year ended June 30, 2018	High	Low
Fourth Quarter	$0.23	$0.12
Third Quarter	$0.41	$0.12
Second Quarter	$0.29	$0.03
First Quarter	$0.05	$0.02

For the year ended June 30, 2019	High	Low
Fourth Quarter	$0.06	$0.03
Third Quarter	$0.10	$0.04
Second Quarter	$0.15	$0.09
First Quarter	$0.18	$0.09

As of the previous trading close of the date of this filing, October 14, 2019, the shares traded at $0.0105 with a total of 1,177,953 shares traded.

Transfer Agent

Our transfer agent is West Coast Stock Transfer, Inc. of Encinitas, California; Telephone (619) 664-4780.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

Convertible Notes

On September 27, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $267,500 (includes $5,000 legal fee and an OID of $12,500). The note is due 360 days and bears an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. On April 15, 2019, the Company issued 1,916,117 shares of the Company’s Common Stock for debt conversions in total amount of $45,000. On May 2, 2019, the Company issued 2,066,116 shares of the Company’s Common Stock for debt conversions in total amount of $40,000.

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

On April 2, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 365 days and bears an interest rate of 8%. The conversion price for the note is 40% discount to the average of the three lowest trading prices during the previous ten trading days to the date of a conversion notice.

On April 4, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 365 days and bears an interest rate of 8%. The conversion price for the note is 58% of the average of the two lowest daily traded prices for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

On May 2, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000. The note is due 365 days and bears an interest rate of 8%. The conversion price for the note is 40% discount to the average of the three lowest trading prices during the previous ten trading days to the date of a conversion notice.

On May 7, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000. The note is due 365 days and bears an interest rate of 8%. The conversion price for the note is 58% of the average of the two lowest daily traded prices for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

On May 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date.

On June 12, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,500 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date.

On July 3, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date.

On July 30, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $162,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Shares of Common Stock

Subsequent to June 30, 2019, there were multiple accredited investors converted approx. $547,000 of the convertible notes into 71,915,557 shares of the Company’s common stocks.

The Company filed a registration statement on a Form S-1 that relates to the offer and resale of up to 138,461,538 shares of the Company to K & J Funds LLC (“K&J”) pursuant to an Investment Agreement dated April 16, 2019 (the “Investment Agreement”).  We will not and did not receive any proceeds from the sale of the shares by K&J.  However, the Company will receive proceeds from our initial sale of the shares to K&J pursuant to the Investment Agreement. Subject to the terms of the Investment Agreement, we have the right to “put,” or sell an amount of Shares equal to up to either (i) two hundred percent (200%) of the average daily volume (U.S. market only) of the Common Stock for the ten (10) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) lowest traded prices during the ten (10) trading days prior to the Put Date or (ii) an amount not to exceed five hundred thousand dollars ($500,000). The shares of Common Stock identified in the Put Notice shall be purchased for a price equal to the Purchase Price. Subject to the Company’s acceptance, the Investor may agree to an increase in the number of Put Shares over the Put Amount. At any time and from time to time during the term of the Investment agreement, which is commencing on April 16, 2019, and ending on the earlier of (i) the date on which the Investor shall have purchased Put Shares pursuant to the Investment Agreement equal to the maximum commitment amount of $20 million, (ii) two (2) years from the date of an effective Registration Statement on Form S-1, or (iii) written notice of termination by the Company to the Investor (which shall not occur at any time that the Investor holds any of the Put Shares), the Company may deliver a Put Notice to Investor and shall deliver the Put Shares to Investor within seven (7) trading days after the Put Date. The Purchase Price for the Put Shares is 85% of the average of the three (3) lowest traded prices of the Shares (as reported by Bloomberg Finance L.P.) during the ten (10) trading days prior to the Put Date associated with the applicable Put Notice. The closing of a Put Notice shall occur within seven (7) trading day following the end of the Put Date, whereby (i) the Investor shall deliver the investment amount to the Company by wire transfer of immediately available funds and (ii) Investor shall return surplus Put Shares if the value of the Put Shares delivered to the Investor causes the Company to exceed the maximum commitment amount. The Company shall not deliver another Put Notice to Investor within ten (10) Trading Days of a prior Put Notice. We will pay for the expenses of registering the Shares under the Securities Act, except that K&J will pay any broker discounts or commissions or equivalent expenses applicable to the sale of the Shares.

K&J may be deemed to be an “underwriter” within the meaning of the Securities Act in connection with the resale of the Shares under the Investment Agreement, and any broker-dealers or agents that are involved in such resales may be deemed to be “underwriters” within the meaning of the Securities Act in connection therewith.

On July 29, 2019, we sold and issued to K&J 11,348,591 shares of stock for $100,000. We are required to file a post-effective amendment under the Investment Agreement, and related documents, for any unsold shares held by K&J.

Except as otherwise noted, the securities in these transactions were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. Each of the persons acquiring the foregoing securities was an accredited investor (as defined in Rule 501(a) of Regulation D) and confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares sold bore a restrictive legend. The Company took reasonable steps to verify that the investors were accredited investors. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

The proceeds from these sales were used for general corporate purposes.

Purchase of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended June 30, 2019.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the Securities and Exchange Commission (the “SEC’’). We do not assume an obligation to update any forward- looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K. See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our previous operating subsidiary, Sugarmade, Inc., a California corporation (“Sugarmade-CA’’). Our Company purchased Sugarmade-CA, which was in the business to import, sell and distribute sustainable and environmentally friendly non-tree-based paper products. On May 9, 2011, our Company formerly known as Simple Earth, Inc. acquired all of the common stock of Sugarmade-CA. As of the date of this filing, we have discontinued the operations of Sugarmade-CA. Information with respect to our Company’s nominal operations prior to the Sugarmade Acquisition is not included herein.

Results of Operations

The following table sets forth the results of our operations for the years ended June 30, 2019 and 2018. Certain columns may not add due to rounding.

	For the years ended June 30
	2019	2018
Revenues, net	4,637,644	4,439,324
Cost of goods sold:	3,368,659	3,226,365
Gross margin	1,268,985	1,212,959
Operating Expense	6,184,062	2,454,906
Loss from operations	(4,915,077)	(1,241,947)
Non-operating income (expense):	(7,314,073)	(5,054,444)
Net Income (Loss)	(12,229,151)	(6,296,390)

Revenues

For the years ended June 30, 2019 and 2018, revenues were $4,637,644 and $4,439,324 respectively. The increase was primarily due to seasonality changes within the yogurt and restaurant supply industry.

Cost of goods sold

For the years ended June 30, 2019 and 2018, cost of goods sold were $3,368,659 and $3,226,365 respectively. The increase was primarily due to the frozen yogurt sector expanding and preparing for the industry’s pick-up in its seasonal trend.

Gross Profit

For the years ended June 30, 2019 and 2018, gross profit was $1,268,985 and $1,212,959, respectively. The increase was primarily due to the seasonality changes in yogurt and restaurant supply industry. The gross profit margin was 27.36% and 27.32%, respectively, for the years ended June 30, 2019 and 2018.

Selling, general and administrative, expenses

For the years ended June 30, 2019 and 2018, selling, general and administrative expenses were $6,184,062 and $2,454,906 respectively. The increase was attributable to issuing of the common stock compensation expenses for employees, legal, and consulting fees.

Non-operating income expenses

The Company had total non-operating expense of $7,314,073 and $5,054,444 for the years ended June 30, 2019 and 2018, respectively. The increase in non-operating income is related to the accounting for derivative liabilities.

Net loss

Net loss totaled $12,229,151 for the year ended June 30, 2019, compared to a net loss of $6,296,390 for the year ended June 30, 2018. The increase was attributable to issuing all of the stock compensation expenses for employees, legal, and consulting fees.

Outstanding Litigation

As of the date of this filing, the Company is a plaintiff, in Contra Costa County, California, in a suit against Diversified Products Group Inc. (DPG), including its former employees and Chairman of the Company. The matter has been settled and is pending dismissal of the entire action.

On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs’ $227,000 to settle all claims against the Company, which included the payoff of the two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2019, third-parties had purchased two (2) notes of approximately $80,000. As of the date of this filing, there remains a balance, plus accrued interest.

On August 13, 2019, a lawsuit was filed against the Company for unpaid legal fees of $50,000.00, which originates from the Company’s former chairman and CEO.  The Company was served in or around September 2019.  The Company plans to amicably resolve this matter and anticipates that it will be settled and dismissed.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

Related Party Transactions

On July 7, 2016, SWC received a loan from the same employee indicated above for $15,000 and during the fiscal year the total advance to the company was $29,255.87. The amount of the loan bears no interest. As of June 30, 2019, the balance of the loan is $30,000.

On January 23, 2013, SWC received a loan from an employee for $40,000. The amount of loan bears no interest. As of June 30, 2019, the balance of loan is $18,000.

On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $180,820 with maturity date on December 31, 2017; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment As of June 30, 2019, the note has been fully converted into 7,596,000 shares of the Company’s common stock.

Leverage Ratio

Due to net losses from the previous years, the Company’s insolvency is a result of their stockholder’s deficiency. Total liabilities amounted to $7,222,978 where the company experienced a stockholder’s deficiency total of a negative $3,006,937 resulting in a Debt to Equity ratio of -2.40:1.

Going Concern

The Company sustained continued operating losses during the years ended June 30, 2019 and 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, loans and convertible notes payable. As of June 30, 2019, our Company had a cash balance of $34,371, current assets of $3,414,209 and total assets of $21,925,965. We had current liability of $7,247,431 and total liabilities of $7,247,431. Stockholders’ equity reflected of $14,678,534.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2019 and 2018:

Cash (used in) provided by:	2019	2018
Operating activities	$(2,323,231)	$(2,894,210)
Investing activities	(351,395)	(178,421)
Financing activities	2,666,876	3,012,872

Net cash used in operating activities was $2,323,231 for the year ended June 30, 2019, and $2,894,210 for the year ended June 30, 2018. The decrease was attributable to the increased net loss, increased cash outflow on stock compensations, and change in fair value of derivative liability.

Net cash used in investing activities for the year ended June 30, 2019 and 2018 was $351,395 and $178,421, which was for the purchase of fixed assets.

Net cash provided by financing activities totaled $2,666,876 for the year ended June 30, 2019. Net cash provided by financing activities totaled $3,012,872 for the year ended June 30, 2018. The decrease in cash inflow in 2019 was mainly due to decreased proceeds from selling of common shares.

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

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve (12) months is approximately $5,000,000.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2019. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

As of the end of the reporting period, June 30, 2019, we were involved primarily in two main business operations 1) the supply of hydroponic and related agricultural supplies, and 2) the supply of products to the quick service restaurant sub-sector of the restaurant industry.

1)	Supplying hydroponic cultivation equipment, and related products, through our e-commerce portals. While our entrance into this business sector was announced during late November 2017, we did not begin to recognize revenues from this operation until later in calendar 2018.

2)	The supply of genetic and custom printed products to the quick service restaurant sub-sector of the restaurant industry and,

In the future, we plan to continue to concentrate primarily on the hydroponic and cultivation marketplace, in addition to the quick service restaurant supply sector and post harvested packaging. In addition, we are currently analyzing expanding our business operations into the hydroponic and cultivation retail sector via direct acquisitions of participants in that market sector.

While the majority of our managerial talent is focused on the rapidly expanding specialty cultivation marketplace, we plan to continue our business pursuits relative to our CarryOutSuppies.com business.

Our board of directors and management team believe our chosen mixed strategy of catering to both the commercial grower and the home cultivator in on target with the overall movement of the marketplace. While over the past few years, we have seen increased interest among commercial cultivators, while the home cultivator market has softened; we nevertheless believe the home cultivation market will continue to be robust over the coming years.

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

Step 3: Determine the transaction price

All purchase orders have a fixed amount. No variable amounts are involved.

Step 4: Allocate the transaction price

There is no need to allocate the transaction price since the company only has one performance obligation as discussed above.

Step 5: Recognize revenue

Revenue is recognized when all steps are accomplished. No major difference with the current revenue recognition policy due to the nature of the business and products.

Conclusion: The Company assessed the potential impact of the adoption Topic 606 and will elect using the retrospective transition method. However, the Company does not expect that the adoption of this guidance will have a material impact on its financial statements. The Company adopted Topic 606 in the first quarter of our fiscal 2018.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $218,145 as of June 30, 2019 and of $453,623 as of June 30, 2018.

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

Intangible assets, net

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment.

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

Loss Per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. As of June 30, 2019, there are approximately 143,317,350 potential shares issuable upon conversion of convertible debts and PPM, and 1,083,880 shares of warrants were excluded in calculating diluted loss per share for the year ended June 30, 2019 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company will adopt this standard with an effective date of July 1, 2019 using the prospective adoption approach.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures. The Company has adopted the new topic during the first quarter of FY 2019.

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

In June 2018, the FASB issued ASU 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of ASC 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the adoption date. The Company adopted this update on July 1, 2018 and the adoption had no material impact to the Company’s consolidated financial statements.

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

Hydroponic and Agricultural Supplies

Our primary business is the supply of hydroponic cultivation equipment, and related products, through our e-commerce portals. Our websites offers thousands of cultivation-oriented products in several general categories, such as lighting systems, ventilation units, organic nutrients and state of the art electronic controls for cultivation, among other less prevalent categories. We source our products from a variety of manufacturers and distributors located both domestically and internationally. By sourcing our products in bulk from numerous sources, we believe we are able to reduce overall costs, which allows us to not only pass savings on to our customers, but to also realize positive margins on products sold. Our product and marketing philosophy is based on beliefs of not only offering premium quality products, but to also offer such products at attractive prices to our customers.

The majority of our customers are either commercial or home cultivators. Commercial growers rely on us to not only stock the products required on an ongoing basis, but these customers also rely on us to ensure the products can be delivered on a timely basis. Thus, paramount to our business operation is efficiency, especially relating to shipping and delivery. These customers set up online accounts and place orders electronically, receiving their orders via either postal service or private courier services. Other customers, select to pick up the purchased products at our will call office location.

The needs of our commercial grower customers are varied and typically differ from traditional cultivators and growers. Many of our commercial customers are involved in specialty crops and medicine-based cultivation. Thus, these customers often require products that offer the ability for the cultivator to precisely control environmental growth conditions, such as lighting, temperature, humidity, growth medium PH, and other factors.

We also cater to craft home cultivators who are increasing sophisticated relative to cultivation science. These home growers are most interested in advanced lighting systems, organic nutrients and soils in order to cultivate organic greens, micro-greens, vegetables and medicine-based plants. These home cultivators typically place smaller orders online with delivery directly to the customer’s home location.

Our board of directors and management team believe our chosen mixed strategy of catering to both the commercial grower and the home cultivator in on target with the overall movement of the marketplace. While over the past few years, we have seen increased interest among commercial cultivators, while the home cultivator market has softened; we nevertheless believe the home cultivation market will continue to be robust over the coming years.

During December of 2017, we entered into a master marketing agreement with BizRight, LLC, a leading marketer and manufacturer of hydroponic growth supplies, which offers a range of hydroponics-related products including: HPS grow lights, electronic ballasts, HPS Bulbs, nutrient mixes, environmental control products, pH measurement and calibration solutions and other grow and storage products. BizRight operates the ZenHydro.com website and other e-commerce properties, and sells various products to distributors and retailers. This relationship has allowed our Company to significantly expand our revenue growth prospects. On April 11, 2018, the same rights under the master marketing agreement were assigned to BZRTH Inc., on February 5, 2019 the Company exercised its option to acquire BZRTH and has worked diligently to close on the transaction at the earliest time possible.

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

In the future, we plan to continue to concentrate primarily on the hydroponic and cultivation market place, in addition to the quick service restaurant supply sector. In addition, we are currently analyzing expanding our business operations into the hydroponic and cultivation equipment and supplies sector via direct acquisitions of participants in that market sector.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2018 and 2017 nor at any time during the years then ended or through the date of this report.

Item 8. Financial Statements and Supplementary Data

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sugarmade, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sugarmade, Inc. and Subsidiary (“the Company”) as of June 30, 2019 and 2018 and the related statements of operations, stockholders’ deficit, cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements)for the years ended June 30, 2019 and 2018 .. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

October 15, 2019

We have served as the Company's auditor since March 2018.

Sugarmade, Inc. and Subsidiary

Consolidated Balance Sheets

Assets	As of June 30
Current Assets:	2019	2018
Cash	$34,371	$42,121
Accounts Receivables, Net	218,145	453,623
Inventory, Net	356,285	531,249
Loan Receivable	85,533	157,872
Other Current Assets	2,719,875	756,565

Total Current Assets	3,414,209	1,941,432

Equipment, Net	476,585	195,180
Intangible Assets	11,200	12,600
Other Assets	23,970	38,751
Advanced to Investments	18,000,000	—

Total Assets	$21,925,965	$2,187,963
Liabilities and Stockholders’ Deficit
Current Liabilities:
Note Payable Due to Bank	25,982	25,982
Accounts Payable and Accrued Liabilities	1,431,379	1,707,641
Customer Deposits	287,789	329,509
Customer Overpayment	42,307	—
Unearned Revenue	61,672	110,142
Other Payables	420,450	241,771
Accrued Interest	507,218	493,365
Accrued Compensation and Personnel Related Payables	24,528	869,673
Note Payable	20,000	20,000
Note Payable – Related Parties	18,000	23,000
Loan Payable	214,585	329,029
Loan Payable – Related Parties	30,000	30,000
Convertible Note Payables, Net	1,046,909	2,399,941
Derivative Liabilities	2,991,953	3,069,616
Warrant Liabilities	24,658	40,400
Share to Be Issued	100,000	2,691,000

Total Current Liabilities	7,247,431	12,381,069

Total Liabilities	7,247,431	12,381,069

Stockholders’ Deficit:
Preferred Stock, $0.001 Par Value, 10,000,000 Shares Authorized, 2,000,000 and 0 Shares Issued and Outstanding at June 30, 2019 and June 2018, respectively	2,000	—
Common Stock, $0.001 Par Value, 300,000,000 Shares Authorized, 697,608,570 and 246,135,203
Shares Issued and Outstanding at June 30, 2019 and 2018	697,610	246,136
Additional Paid-In Capital	61,038,875	21,952,561
Shares to Be Issued, Preferred Shares	—	2,000,000
Shares to Be Issued, Common Shares	29,000	467,996
Accumulated Deficit	(47,088,950)	(34,859,799)
Total Stockholders’ Deficit	14,678,534	(10,193,106)

Total Liabilities and Stockholders’ Equity (Deficit)	$21,925,965	$2,187,963

The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended June 30,
	2019	2018
Revenues, Net	$4,367,644	$4,439,324

Cost of Goods Sold	3,368,659	3,226,365

Gross Profit	1,268,985	1,212,959

Selling, General and Administrative Expenses	6,184,062	2,454,906

Loss From Operations	(4,915,077)	(1,241,947)

Non-Operating Income (Expense):
Interest Expense	(1,418,754)	(2,077,900)
Warrant Expense	15,742	(15,150)
Change in Fair Value of Derivative Liabilities	(4,191,727)	(525,394)
Stock Based Compensation	—	(1,038,270)
Amortization of Debt Discount	(1,026,324)	(1,010,329)
Bad Debt	—	(129,418)
Debt Forgiveness	(298,510)	—
Other Income (Expense)	34,473	14,292
Gain on debt conversion	8,763	—
Loss on settlement	(432,495)	(44,607)
Loss on Impairment	—	(65,625)
Loss on asset disposal	(5,242)	(166,693)

Total Non-Operating Income (Expense)	(7,314,073)	(5,054,444)

Income Tax Expense	—	—

Net Loss	(12,229,151)	$(6,296,390)

Basic Net Income (Loss) Per Share	$(0.02)	$(0.03)
Diluted Net Income (Loss) Per Share	$(0.02)	$(0.03)

Basic and Diluted Weighted Average Common Shares Outstanding*	496,507,241	242,058,522

*	Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share.

 The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

						Shares to	Shares to
					Additional	be issued,	be issued,
	Preferred Stock		Common stock		paid-in	preferred	common	Accumulated
	Shares	Amount	Shares	Amount	capital	shares	shares	deficit	Total
Balance at June 30, 2017	—	$—	226,734,372	$226,735	$20,768,187	$2,000,000	$467,996	$(28,563,409)	$(5,100,492)
Shares issued for debts settlement	—	—	12,754,812	12,755	272,661	—	—	—	285,416
Reclass Derivative liability from conversion	—	—	—	—	509,323	—	—	—	509,323
Initial valuation of BCF	—	—	—	—	125,642	—	—	—	125,642
Shares issued for compensation	—	—	4,736,842	4,737	175,263	—	—	—	180,000
Shares issued for debts settlement	—	—	737,748	738	20,656	—	—	—	21,394
Share issued for Cash	—	—	1,171,429	1,171	80,829	—	—	—	82,000
Net Loss	—	—	—	—	—	—	—	(6,296,390)	(6,296,390)
Balance at June 30, 2018	—	—	246,135,203	$246,136	$21,952,561	$2,000,000	$467,996	$(34,859,799)	$(10,193,106)
Shares issued for debts settlement	—	—	8,658,685	8,659	717,426	—	(60,166)		665,918
Reclass Derivative liability from conversion	—	—	—	—	7,335,771	—	—	—	7,335,771
Shares issued for conversions	—	—	121,332,262	121,332	2,661,905	—	—	—	2,783,237
Initial valuation of BCF	—	—	—	—	149,143	—	—	—	149,143
Share issued for Cash	—	—	14,842,857	14,843	500,157	—	(125,000)		390,000
Shares issued for service compensation	—	—	96,639,563	96,640	6,757,834	—	(253,830)		6,600,643
Shares issued for LOI	—	—	10,000,000	10,000	1,165,000	—	—	—	1,175,000
Shares issued for Award - Bizright	—	—	200,000,000	200,000	17,800,000	—	—	—	18,000,000
Shares issued for EB-5	2,000,000	2,000	—	—	1,998,000	(2,000,000)	—	—	—
Option for Service	—	—	—	—	1,080	—	—	—	1,080
Net Loss	—	—	—	—	—	—	—	(12,229,151)	(12,229,151)
Balance at June 30, 2019	2,000,000	2,000	697,608,570	$697,610	$61,038,875	$—	$29,000	$(47,088,950)	$14,678,534

 The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(12,229,151)	$(6,296,390)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
Gain on Debt Forgiveness	(16,649)	—
Change in exercise of warrant	(15,742)	15,150
Change in Fair Value of Derivative Liability	4,040,237	525,394
Amortization of debt discount	1,026,324	1,781,337
Loss on Extinguishment of Debt	295,963	—
Excess of debt discount	149,143	237,547
Stock Compensation Expense	4,280,136	1,038,270
Depreciation and Amortization Expense	71,390	105,558
Changes in Operating Assets and Liabilities
Accounts Receivable	235,478	(340,405)
Inventory	173,915	36,980
Other Assets	14,781	(11,670)
Loan Receivable	72,339	(147,872)
Prepayment, deposits and other receivables	(788,308)	(566,229)
Amount due to a related party	—	(23,086)
Accounts Payable and Accrued Liabilities	108,581	222,010
Customer Deposits	587	96,918
Unearned Revenue	(48,470)	46,838
Accrued Interest and Other Payables	306,214	385,439
Net Cash (Used in) Operating Activities	(2,323,231)	(2,894,210)

Cash Flows from Investing Activities:
Intangible	—	(7,325)
Payment for Acquisition of Property and Equipment	(351,395)	(171,096)
Net Cash (Used in) Provided by Investing Activities	(351,395)	(178,421)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	205,000	82,000
Proceeds from Share to be Issued	100,000	1,798,000
Proceeds from (Repayment of) Loan	36,376	156,228
Repayment to Related Parties	(5,000)	(246,078)
Proceeds from Convertible Note	2,330,500	1,222,722
Net Cash Provided by Financing Activities	2,666,876	3,012,872

Net (Decrease) in Cash	(7,750)	(59,759)

Cash, Beginning of Year	42,121	101,880
Cash, Ending of Year	34,371	42,121

Supplemental Disclosure of Non-Cash Activities:
Shares Issued for Debt Settlement	564,051	—
Reduction in derivative liability due to conversion	7,335,771	271,777
Shares issued for conversion of convertible debt	2,783,235	306,810
Debt discount related to convertible debt	3,217,870	1,681,999
Shares Issued for Advanced Payments	2,641,000	—
Advanced to Investment	18,000,000	—

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

Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today. As of the end of the reporting period, June 30, 2019, we were involved in two businesses including the supply of products to the quick service restaurant sub-sector of the restaurant industry and as an importer, distributor and marketer of hydroponic supplies to various agricultural sectors. We had previously been a marketer of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix and a marketer of tree-free paper products. These products were discontinued during 2018 in order to focus the majority of our corporate resources on the marketing of hydroponic supplies.

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

In December 2017, we announced a Master Marketing Agreement with BizRight, LLC where the Company would market BizRight’s products. The Company also gained an option to acquire all of BizRight’s operations. As of the date of this report, the Company had exercised the option to purchase 100% of BZRTH, the assignee and operating entity of BizRight. See Note 4 below for further details.

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

2.                   Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC’’) No. 606, Revenue Recognition. Sugarmade applied a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.

Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable, net of allowance, of $218,145 and 453,623 as of June 30, 2019 and 2018, respectively; and allowance for doubtful accounts of $412,666 and $126,262 as of June 30, 2019 and 2018, respectively.

Inventory

Inventory consists of finished goods paper and paper-based products such as paper cups and food containers ready for sale and is stated at the lower of cost or market. We value our inventory using the weighted average costing method. Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract manufacturers to our warehouses. Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative expenses. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. The total inbound freight costs are $247,263 & $271,343 as of June 30, 2019 & 2018 respectively.

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of June 30, 2019 and June 30, 2018, the balance for the inventory totaled $356,285 and $531,249, respectively. $14,548 were reserved for obsolescent inventory for the year ended June 30, 2019, and $120,486 were reserved for obsolescent inventory for the year ended June 30, 2018.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2019, there was no significant impairment of its long-lived assets.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740’’), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes.

We adopted the provisions of ASC 740 as of October 2, 2008 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. We have identified the U.S. federal and California as our ’‘major’’ tax jurisdictions and generally, we remain subject to Internal Revenue Service examination after our 2013 U.S. federal income tax returns. However, we have certain tax attribute carryforwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have not taken any uncertain positions that would necessitate recording of tax related liability as of June 30, 2019 and 2018.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting’’, requires use of the ’‘management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment -paper and paper-based products such as paper cups, cup lids, food containers, etc.

New accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company will adopt this ASU on the consolidated financial statements in the quarter ended September 30, 2019.

Prior period reclassification

Certain prior period balance sheet accounts have been reclassified in conformity with current period presentation including reclassification of $4,000 from derivative liability to warrant liability. The reclassification had no effect to the company’s consolidated statement of operations, statement of cash flow or statement of shareholder’s equity.

3.                   Concentration

Customer

For the year ended June 30, 2019, our Company earned net revenues of $4,637,644. The company does not have any concentration of revenue with any customer that represent over 10% of overall revenue. The highest revenue from (2) customers accounted for 7.90% and 7.69% respectively, as percentage of overall revenue for the year ended June 30, 2019.

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

Suppliers

For the year ended June 30, 2019, we purchased products for sale by the company’s subsidiaries from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 31.21% and 17.80% of the Company’s total inventory purchase for the year ended June 30, 2019, respectively.

For the year ended June 30, 2018, two suppliers accounted for 36% and 17.50% of the Company’s total inventory purchase for the year ended June 30, 2018, respectively.

4.                   Equity Transaction – Exclusive License Rights

On December 13, 2017, we entered into a Master Marketing Agreement with BizRight, LLC (“BizRight”), a leading marketer and manufacturer of hydroponic growth supplies, which offers a range of hydroponics-related products including: HPS grow lights, electronic ballasts, HPS Bulbs, nutrient mixes, environmental control products, pH measurement and calibration solutions and other grow and storage products. BizRight operates the ZenHydro.com website and other e-commerce properties, and sells various products to distributors and retailers.

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

We began recognizing revenues under this marketing agreement during April 2018 and stopped recognizing the revenue early 2019 upon exercise of the purchase option under the agreement. As of June 30, 2019, BizRight had assigned the marketing agreement to its operating entity, BZRTH and the Company had exercised the option to purchase 100% equity ownership of BZRTH.

As of June 30, 2019, cash of $870,000 and 200 million shares of the Company’s common stock had been paid and issued in connection with the acquisition.

5.                   Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of June 30, 2019, there were no legal claims pending or threatened against the Company; the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

●	The Company had originally filed a lawsuit in Contra Costa County, California, against Diversified Products Group, Inc. (DPG), including its former employees and chairman of the Company. The named defendants had filed a counterclaim against the Company. As of June 30, 2019, all parties have agreed to settlement terms and are awaiting for defendants’ counsel to file the formal dismissal.

●	On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of the two notes outstanding within one (1) week. Upon receipt of all payments, plaintiffs will surrender for cancellation 230,000 of the Company’s shares within ten (10) days. The parties agreed that all claims against the Company would be satisfied through such payments and that the matter would be fully resolved. Thus far, third-parties had purchased two (2) notes of approximately $80,000, reducing the Company’s exposure. As of the date of this filing, there is a remaining balance of $227,000, plus accrued interest.

●	On August 13, 2019, a lawsuit was filed against the Company for unpaid legal fees of $50,000.00, which originates from the Company’s former chairman and CEO. The Company was served in or around September 2019. The Company plans to amicably resolve this matter and anticipates that it will be settled and dismissed.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

6.	Other Current Assets

As of June 30, 2019 and 2018, other current assets consisted of the following:

	For the years ended June 30,
	2019	2018
Prepaid Deposit	$2,145,000	$355,500
Prepaid Inventory	172,045	92,737
Employees Advance	16,052	41,303
Prepaid Expenses	358,702	246,260
Others	28,075	20,765
Total	$2,719,875	$756,565

7.                   Intangible Asset

On April 1, 2017, the Company entered into a distribution and intellectual property assignment agreement with Wagner Bartosch, Inc. (“Wagner’’) for use of their Divider’™ used in frozen desserts and other related uses. In lieu of cash payment under the agreement, the Company was obliged to issue common shares of the Company valued at $75,000 for acquiring the use right of the distribution and intellectual property. The Company amortized this use right as intangible asset over ten years, and recorded $0 and $67,850 amortization expense for the years ended June 30, 2019 and 2018, respectively.

8.                   Convertible Notes

As of June 30, 2019 and June 30, 2018, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,046,909 and $2,399,941, respectively.

Convertible notes issued prior to the year ended June 30, 2017 were as follows:

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2019, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2019, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2019, the note is in default.

Convertible note 4: On December 19, 2016, the Company entered into a convertible promissory note with an accredited investor for $20,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount. As of June 30, 2019, the note has been fully converted.

Convertible note 5: On January 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2019, the note has been fully converted.

Convertible note 6: On January 20, 2017, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2019, the note has been fully converted.

Convertible note 7: On February 8, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2019, the note has been fully converted.

Convertible note 8: On February 24, 2017, the Company entered into a convertible promissory note with an accredited investor for $66,023. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2019, the note has been fully converted.

Convertible note 9: On February 9, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2019, the note has been fully converted.

Convertible note 10: On February 28, 2017, the Company entered into a convertible promissory note with an accredited investor for $75,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount. As of June 30, 2019, the note has been fully converted.

Convertible note 11: On March 1, 2017, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has been purchased by other investor in total amount of $156,067 with a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount to the then current market price of our shares. As of June 30, 2019, the Company converted $63,567 and the remaining balance of note was $60,751.

Convertible note 12: On March 23, 2017, the Company entered into a convertible promissory note with an accredited investor for $70,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2019, the note has been fully converted.

Convertible note 13: On February 16, 2017, the Company entered into a convertible promissory note with an accredited investor for $30,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2019, the note has been fully converted.

Convertible note 14: On March 31, 2017, the Company entered into a convertible promissory note with an accredited investor for $200,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount to the then current market price of our shares. As of June 30, 2019, the note has been fully converted.

Convertible note 15 & 16: On May 17, 2017, the Company entered a convertible promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. The note is due 12 months after each funding date and bears an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with exercise price of $0.15 per share and have cashless exercise option. The Company had outstanding balance of $921,004 as of the year ended June 30, 2018. The fair value of the warrants was $40,400 as of June 30, 2018. During the year ended June 30, 2019, the principal balance has been fully converted, the remaining default charge balance of the note was $250,000 as of June 30, 2019 and the fair value of the warrant liability was $5,555. As of June 30, 2019, the note is in default and bears a default interest rate of 22% per annum.

Convertible notes issued during the year ended June 30, 2018 were as follows:

Convertible note 17: On July 17, 2017, the Company entered into a convertible promissory note with an accredited investor for $164,900. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.025. As of June 30, 2019, the note has been fully converted.

Convertible note 18: On August 3, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 45% discount to average of 3 lowest trading price during last 20 trading days. As of June 30, 2019, the note has been fully converted.

Convertible note 19: On August 22, 2017, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount of average two lowest price of last 20 trading days prices. As of June 30, 2019, the note has been fully converted.

Convertible note 20: On September 15, 2017, the Company entered into a convertible promissory note with an accredited investor for $150,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 45% discount to average of 3 lowest trading price during last 20 trading days. As of June 30, 2019, the note has been fully converted.

Convertible note 21: On September 26, 2017, the Company entered into a convertible promissory note with an accredited investor for $15,000. The note has a term of six (6) months with an interest rate of 8% and is convertible to common shares at a 40% discount of average two lowest price of last 20 trading days prices. As of June 30, 2019, the note has been fully converted.

Convertible note 22: On December 7, 2017, the Company entered into a convertible promissory note with an accredited investor for $50,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.05. As of June 30, 2019, the note has been fully converted.

Convertible notes issued during the year ended June 30, 2019 were as follows:

Convertible note 23: On September 20, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $267,500 (includes $5,000 legal fee and an OID of $12,500). The note is due 360 days and bears an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2019, the principal balance of 205,000 has been converted into the Company’s common stock, and the remaining balance of the note was $62,500 as of June 30, 2019.

Convertible note 24: On October 5, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $5,000 OID). The note is due 360 days and bears an interest rate of 8%. The conversion price for the note is 45% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2019, the note has been fully converted.

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

Convertible note 29: On December 26, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $5,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 45% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2019, the principal balance of 100,000 has been converted into the Company’s common stock, and the remaining balance of the note was $150,000 as of June 30, 2019.

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

Convertible note 34: On March 4, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $7,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 35: On April 2, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date.

Convertible note 36: On April 4, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 37: On May 2, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date.

Convertible note 38: On May 7, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,500 OID). The note is due 360 days and bear an interest rate of

8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 39: On May 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date.

Convertible note 40: On June 12, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,500 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date.

As of the year ended June 30, 2019, the Company’s convertible notes consisted of following:

Balance at 06.30.2018	Addition/(Repayment)	Conversion in principal	# of Shares Issued	Balance at 6.30.2019	Due Date	Interest Rate	Conversion Terms
$25,000.00	$—	$—	—	$25,000.00	2/24/2013	14%	75% of the average of 30 days prior to the conversion date.
25,000	—	—	—	25,000	3/18/2013	14%	75% of the average of 30 days prior to the conversion date.
100,000	—	—	—	100,000	6/21/2013	14%	75% of the average of 30 days prior to the conversion date.
20,000	—	20,000	1,160,391	—	7/17/2017	10%	40% discount of average price of last 20 trading days prices
25,000	—	25,000	1,426,674	—	7/17/2017	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	50,000	2,931,188	—	8/8/2017	8%	40% discount of average two lowest price of last 20 trading days prices
80,000	—	80,000	4,530,846	—	7/20/2017	8%	40% discount of average two lowest price of last 20 trading days prices
66,023	—	66,023	3,712,324	—	8/24/2017	8%	40% discount of average two lowest price of last 20 trading days prices

50,000	—	50,000	2,390,805	—	8/9/2017	8%	40% discount of average two lowest price of last 20 trading days prices
75,000	—	75,000	4,378,547	—	7/31/2017	8%	40% discount of average two lowest price of last 20 trading days prices
124,318	—	63,567	3,919,404	60,751	12/1/2017	10%	45% discount of lowest price of last 20 trading days prices
70,000	—	70,000	4,067,072	—	9/23/2017	8%	40% discount of average two lowest price of last 20 trading days prices
30,000	—	30,000	1,500,010	—	8/16/2017	8%	Greater of 40% discount to average of 3 lowest trading price during last 20 trading days or $.05
200,000	—	200,000	11,557,652	—	9/30/2017	8%	40% discount of average two lowest price of last 20 trading days prices
921,004	—	671,004	31,483,740	250,000	5/12/2018	22%	45% discount of lowest price of last 20 trading days prices
150,000	—	150,000	3,745,330	—	5/3/2018	10%	45% discount to average of 3 lowest trading price during last 20 trading days
150,000	—	150,000	3,744,005	—	6/15/2018	10%	42% discount to average of 3 lowest trading price during last 20 trading days
164,900	—	164,900	6,596,000	—	7/17/2018	8%	The conversion price shall be $0.025 per share
35,000	—	35,000	691,184	—	8/22/2018	8%	40% discount of average two lowest price of last 20 trading days prices

15,000	—	15,000	294,114	—	9/26/2018	8%	40% discount of average two lowest price of last 20 trading days prices
50,000	—	50,000	1,000,000	—	12/7/2018	8%	The conversion price shall be $0.05 per share
—	267,500	205,000	10,785,299	62,500	9/15/2019	8%	55% discount of lowest price of last 20 trading days prices
—	250,000	250,000	13,453,675	—	10/5/2019	8%	45% discount of average three lowest price of last 20 trading days prices
—	100,000	—		100,000	10/31/2019	8%	The conversion price shall be $0.07 per share
—	80,000	—		80,000	11/15/2019	8%	The conversion price shall be $0.07 per share
—	40,000	—		40,000	11/15/2019	8%	The conversion price shall be $0.07 per share
—	35,000	—		35,000	12/2/2019	8%	The conversion price shall be $0.07 per share
—	250,000	100,000	7,964,002	150,000	12/26/2019	8%	45% discount of average three lowest price of last 20 trading days prices
—	105,000	—		105,000	1/8/2020	8%	35% discount to average of 2 lowest trading price during last 20 trading days

—	100,000	—		100,000	1/22/2020	8%	42% discount to average of 3 lowest trading price during last 20 trading days
—	53,000	—		53,000	1/24/2020	8%	35% discount to average of 2 lowest trading price during last 20 trading days
—	100,000	—		100,000	2/26/2020	8%	42% discount to average of 3 lowest trading price during last 20 trading days
—	250,000	—		250,000	3/4/2020	8%	58% discount to average 2 lowest trading prices during 20 days prior conversion date
—	100,000	—		100,000	4/2/2020	8%	40% discount to average 3 lowest trading prices during 10 days prior conversion date
—	100,000	—		100,000	4/4/2020	8%	58% discount to average 2 lowest trading prices during 20 days prior conversion date
—	125,000	—		125,000	5/2/2020	8%	40% discount to average 3 lowest trading prices during 10 days prior conversion date
—	125,000	—		125,000	5/7/2020	8%	58% discount to average 2 lowest trading prices during 20 days prior conversion date
—	125,000	—		125,000	5/29/2020	8%	40% discount to average 3 lowest trading prices during 10 days prior conversion date
—	125,000	—		125,000	6/12/2020	8%	58% discount to average 2 lowest trading prices during 20 days prior conversion date
$2,426,245	$2,330,500	$2,520,494	$121,332,262	$2,236,251

As of the year ended June 30, 2019, the Company’s debt discount consisted of following:

Date of	Due Date	Related Debt Discount	Amortization in 06/30/2018	Debt Discount Balance 06/30/18	Total Amortization in 06/30/2019	Debt Discount Balance 06/30/2019
8/22/2017	8/22/2018	$35,000	$29,918	$5,082	$5,082	$—
9/26/2017	9/26/2018	$15,000	$11,384	$3,616	$3,616	$—
7/17/2017	7/17/2018	$164,900	$160,445	$4,455	$4,455	$—
12/7/2017	12/7/2018	$30,000	$16,849	$13,151	$13,151	$—
9/20/2018	9/15/2019	$12,500	$—	$—	$9,826	$2,674
9/20/2018	9/15/2019	$250,000	$—	$—	$196,528	$53,472
10/5/2018	10/5/2019	$5,000	$—	$—	$5,000	$—
10/5/2018	10/5/2019	$245,000	$—	$—	$245,000	$—
11/1/2018	11/1/2019	$84,286	$—	$—	$55,652	$28,634
11/16/2018	11/16/2019	$36,571	$—	$—	$22,644	$13,927
11/16/2018	11/16/2019	$18,286	$—	$—	$11,322	$6,964
12/3/2018	12/3/2019	$10,000	$—	$—	$5,726	$4,274
12/26/2018	12/26/2019	$5,000	$—	$—	$2,548	$2,452
12/26/2018	12/26/2019	$245,000	$—	$—	$124,849	$120,151
1/8/2019	1/8/2020	$0	$—	$—	$43,653	$48,448
1/22/2019	1/22/2020	$0	$—	$—	$38,107	$49,371
1/22/2019	1/22/2020	$2,000	$—	$—	$871	$1,129
1/24/2019	1/24/2020	$0	$—	$—	$20,402	$27,030
2/26/2019	2/26/2020	$0	$—	$—	$32,854	$63,854
2/26/2019	2/26/2020	$2,000	$—	$—	$679	$1,321
3/4/2019	3/4/2020	$243,000	$—	$—	$78,344	$164,656
3/4/2019	3/4/2020	$7,000	$—	$—	$2,257	$4,743
4/2/2019	4/2/2020	$98,000	$—	$—	$23,831	$74,169
4/2/2019	4/2/2020	$2,000	$—	$—	$486	$1,514
4/4/2019	4/4/2020	$98,000	$—	$—	$23,295	$74,705
4/4/2019	4/4/2020	$2,000	$—	$—	$475	$1,525
5/2/2019	5/2/2020	$123,000	$—	$—	$19,828	$103,172
5/2/2019	5/2/2020	$2,000	$—	$—	$322	$1,678
5/7/2019	5/7/2020	$122,500	$—	$—	$18,074	$104,426
5/7/2019	5/7/2020	$2,500	$—	$—	$369	$2,131
5/29/2019	5/29/2020	$123,000	$—	$—	$10,754	$112,246
5/29/2019	5/29/2020	$2,000	$—	$—	$175	$1,825
6/12/2019	6/12/2020	$122,500	$—	$—	$6,025	$116,475
6/12/2019	6/12/2020	$2,500	$—	$—	$123	$2,377
Total:			$218,597	$26,303	$1,026,324	$1,189,341

9.                   Derivative Liabilities

The derivative liability is derived from the conversion features in note 8 and stock warrant in note 10. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of June 30, 2019 and 2018, the derivative liability was $2,991,953 and $3,069,616, respectively. The Company recorded $4,191,727 and $525,394 loss from changes in derivative liability during the year ended June 30, 2019 and 2018, respectively. The Binomial model with the following assumption inputs:

June 30, 2018
Annual Dividend Yield	—
Expected Life (Years)	0.15-1.00
Risk-Free Interest Rate	1.13%-2.06%
Expected Volatility	94%-212%

June 30, 2019
Annual Dividend Yield	—
Expected Life (Years)	0.50-1.00
Risk-Free Interest Rate	1.92-2.64%
Expected Volatility	87-150%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2018	$3,069,616
Additions	$3,217,870
Mark to Market	$4,040,238
Reclassification to APIC Due to Conversions	$(7,335,771)
Ending Balance, June 30, 2019	2,991,953

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

On May 17, 2017, the Company entered a promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with an exercise price of $0.15 per share and have cashless exercise option. The fair value of the warrants at the grant date was $40,400. As of June 30, 2019 and 2018, the fair value of the warrant liability was $5,555 and $40,400, respectively.

On September 7, 2018, the Company entered a settlement agreement with several investors to settle all disputes by issues additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of June 30, 2019 and June 30, 2018, the fair value of the warrant liability was $10,103 and $0, respectively.

As of June 30, 2019 and June 30, 2018, the total fair value of the warrant liability was $24,658 and $40,400, respectively.

The Binomial model with the following assumption inputs:

Warrants liability:	June 30, 2018
Annual dividend yield	—
Expected life (years)	0.5
Risk-free interest rate	2.06%
Expected volatility	151%

Warrants issued in May 2017:	June 30, 2019
Annual dividend yield	—
Expected life (years)	5.0
Risk-free interest rate	1.76%
Expected volatility	351%

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2016	131,250	0.20
Expired	131,250	0.20
Granted	505,000	$0.15	4
Outstanding at June 30, 2017	505,000	$0.15	3.86
Expired
Granted
Outstanding at June 30, 2018	505,000	$0.15	0.5
Expired
Granted	578,880	0.034	5
Outstanding at June 30, 2019	1,083,880	$0.034	5

11.                Note Payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of June 30, 2019 and 2018, the loan principal balance was $25,982.

Notes payable due to non-related parties

On June 15, 2018, the Company entered into a promissory note with one of the accredited investors. The original principal amount was $20,000 and the note bears 8% interest per annum. The note was payable upon demand. As of June 30, 2019 and 2018, this note had a balance of $20,000 and $20,000, respectively.

Notes payable due to related parties

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bears no interest. The note was payable upon demand. As of June 30, 2019 and 2018, this note had a balance of $18,000 and $18,000, respectively.

As of June 30, 2019 and 2018, the Company has an outstanding balance of notes payable due to related parties of 18,000 and $23,000, respectively.

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

During the year ended June 30, 2019, the Company issued 8,658,685 shares of common stock to settle the old debt in total amount of $665,918.

During the year ended June 30, 2019, the Company issued 121,332,262 shares of common stock to convert the convertible notes in total amount of $2,783,237.

During the year ended June 30, 2019, the Company issued 14,842,857 shares of common stock for cash in total amount of $390,000.

During the year ended June 30, 2019, the Company issued 96,639,563 shares of common stock for services in total amount of $6,660,643.

During the year ended June 30, 2019, the Company (buyer) signed a letter of intent (LOI) regarding a potential acquisition of all the outstanding capital stock, assets and assumption of liabilities of a company (seller). The Company issued 10,000,000 shares of common stock as the stock compensations upon the signing of the LOI in total amount of $1,175,000. The share is non-refundable and vested immediately, but was issued on a restricted basis with a restrictive legend and will be subject to normal restrictions imposed by the financial industry and governmental agencies.

During the year ended June 30, 2019, the Company issued 200,000,000 shares of common stock as deposit for acquisition of BZRTH with a total value of $18,000,000. See Note 4 for details.

During the year ended June 30, 2019, the Company issued 2,000,000 shares of Series A preferred stock to multiple investors for EB-5 project to be issued in prior years.

As of June 30, 2019 and June 30, 2018, the Company had 697,608,570 and 246,135,203 shares of its common stock issued and outstanding.

As of June 30, 2019 and June 30, 2018, the Company had 2,000,000 and 0 shares of its Series A preferred stock issued and outstanding.

13.                Related Party Transactions

As of June 30, 2019 and 2018, the Company had outstanding balance of $78,000 and $83,000 owed to various related parties, respectively. See note 11 and 15 for the details.

14.                Loans Payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of June 30, 2019 and 2018, the note was in default and the outstanding balance under this note was $63,924 and $63,924, respectively.

During the year ended June 30, 2019, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of June 30, 2019 and 2018, the outstanding balance with Greater Asia loans were $100,000 and $0, respectively.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of June 30, 2019 and 2018, the Company has an outstanding balance of $3,584 and $4,285.

On December 17, 2018, the Company entered into a repayment agreement with an individual for $100,000 at no interest. As of June 30, 2019 and 2018, the Company has an outstanding balance of $17,834 and $100,000, respectively.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of June 30, 2019 and 2018, the outstanding balance under this loan were $29,243 and $0, respectively.

As of June 30, 2019 and 2018, the Company had an outstanding loan balance of $214,585 and $329,029, respectively.

15.                Loans Payable – Related Parties

On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $180,820 with maturity date on March 31, 2018; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment. During the year ended June 30, 2019, all the principles have been converted into the Company’s common stocks. As of June 30, 2019 and 2018, the outstanding balance under this note was $0 and $180,820, respectively.

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2019, and 2018, the balance of the loan were $30,000 and $30,000, respectively.

16.                Shares to Be Issued

During the year ended June 30, 2019, the Company had entered into one private placement agreement and had potential shares to be issued in total amount of $100,000.

As of June 30, 2019 and 2018, the Company had balance of $100,000 and $2,691,000 share to be issued.

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

18.                Income Tax

The deferred tax asset as of June 30, 2019 and 2018 consisted of the following:

	2019	2018
Net Operating Loss Carryforwards	$11,909,744	$11,849,081
Less Valuation Allowance	(11,909,744)	(11,849,081)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of June 30, 2019, the Company has net operating loss carryforward of $44,110,162 which is available to offset future taxable income that expires by year 2035.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2019 and 34% for 2018 is as follows:

	2019	2018
US federal statutory income tax rate	(21)%	(34)%
State tax – net of benefit	(7)%	(7)%
Non-deductible expenses, net of federal benefit	7%	7%
Increase in valuation allowance	21%	34%
Income tax expense	—	—

19.                 Subsequent Events

Convertible Notes

On July 3, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date.

On July 30, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $162,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Private Placement Memorandum

On July 25, 2019, the Company entered into a private placement memorandum with an accredited investor. The Company issued 1,960,000 shares of the Company’s common stock for total cash of $196,000.

Warrant Exercises

Subsequent to June 30, 2019, 1,766,544 shares of the warrants were exercised in total of 28,381,818 shares of the Company’s common stocks.

In August 2019, the Company entered into an agreement with an investor to issue an exchange note to cancel the outstanding warrants with an original value of approximately $75,750.

Convertible note conversions

Subsequent to June 30, 2019, there were multiple accredited investors converted approx. $547,000 of the convertible notes into 71,915,557 shares of the Company’s common stocks.

Form S-1 Registration

On June 26, 2019, the Company filed a Form S-1 Registration Statement for the offer and resale of up to 138,461,538 shares of Sugarmade, Inc.’s Common Stock, par value $0.001 per share, (the “Shares”) by K & J Funds, LLC (“K&J” or the “Investor” or the “Selling Security Holder”) pursuant to an Investment Agreement dated April 16, 2019 (the “Investment Agreement”). The received the Notice of Effective on July 18, 2019. On July 29, 2019, we sold and issued to K&J 11,348,591 shares of stock for $100,000.

Investment

On August 1, 2019, the Company entered into a loan agreement with Hempistry, Inc. (“Hempistry”), a Nevada corporation. Pursuant to the terms of the agreement, the Company lent $196,000 to Hempistry. Hempistry promises to repay this principal amount to the Lender in the form of a minimum of 13,800 pounds of dry hemp biomass or 12% stake of Hempistry’s hemp crop located at 2690 Nebo Rd. Madisonville, KY 42431, during Hempistry’s 2019 crop harvest. Hempistry also agrees to issue and deliver a cashless Warrant registered in the name of the Company exercisable for 100% of the total loan value at a $.50 per share price, leaving the total number of shares to be distributed pursuant to this cashless warrant at 392,000 shares.

Acquisition

As of the date of this report, the Company is working on the final terms to acquire 100% equity ownership of BZRTH, Inc. (“BZRTH”), a Nevada corporation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer concluded as of June 30, 2019 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

During the fiscal year ended June 30, 2019, there were no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2019, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this filing, the following individuals are current officers and directors. Certain information about them, is set forth below:

Name	Age	Position
Jimmy Chan	40	CEO & Chairman
Christopher H. Dieterich	71	Independent Director
Khoi D. Dang	45	Independent Director

Biographies

Jimmy Chan, 40, director (Chairman), has been, since 2008, the Chief Executive officer of CarryOutSupplies.com, located in the City of Industry. From 2005 to 2007, he served as the Vice-President, for Emergence Capital, operating out of Garden Grove, California, and providing mortgage services to the general public. From 2003 to 2005, he was the Vice-President in charge of operations for Azusa Mobile, a T-Mobile authorized dealer, and prior to that he was the president of Cyber Gift, importing toys for distribution as a wholesaler. He is not an officer nor director of any other public companies.

Christopher H. Dieterich, 71, Independent Director. Mr. Dieterich is qualified to serve as a Director by way his extensive legal and business experience. He graduated from Virginia Polytechnic Institute in 1969 (BS Engineering), University of California at Berkeley 1970 (MS Engineering) on full scholarship by Ford Foundation; and the University of California at Los Angeles in 1979 (JD Law/MS Economics), pursuant to grant from Olin Foundation. He operates a law firm that specializes in SEC filings and venture capital arrangements, and currently represents 15 reporting public entities. The firm has participated in capital raises for over 50 clients, and hundreds of millions of dollars for those clients. The Board believes Mr. Dieterich will add significant value to not only corporate governance, but also to operational and capital acquisition efficiency.

Khoi D. Dang, 45, Independent Director. Mr. Dang is qualified to serve as a Director by way his extensive legal and business experience. Mr. Dang received his Bachelor of Arts Degree from the University of California, Los Angeles, a Masters of Pacific International Affairs (now Global Policy and Strategy) from the University of California, San Diego and a Juris Doctorate Degree from Santa Clara University Law School. Mr. Dang practices in the areas of corporate law, corporate finance, mergers and acquisitions, commercial transactions and banking. He has served as outside general counsel for a number of public and private companies and has a particular expertise in representing regulated entities, including financial institutions and their holding companies.

The Company does not carry key man life insurance policies on any of the above principals or key personnel.

There has never been a petition under the Bankruptcy Act, or any State insolvency law filed by or against the Company or its principals or key personnel. Additionally, there has never been a receiver, fiscal agent, or similar officer appointed by a court for the business or property of any such persons, or any partnership in which any of such persons was a general partner at or within the past five years, or any corporation or business association of which any such person was an executive officer at or within the past five years.

Family Relationships

There are no family relationships between any director or executive officer.

Corporate Governance

During fiscal year 2018 Company’s board of directors implemented a program to rectify the material weaknesses. During the fiscal year, additional accounting personnel were engaged by the company in order to improve accounting and reporting functions. Additionally, several programs were implemented internally to streamline our inventory controls, revenue reporting, and overall acting and reporting infrastructure. During the fiscal year, the Board of Directors also engaged several outside consultants to assist in our accounting and finance operations. These personnel worked with our internal staff to identify material weaknesses into implement programs to seek resolutions. These programs have continued into fiscal year 2019.

Leadership Structure

Jimmy Chan, who is also a director and serves as chairman, CEO, CFO and corporate Secretary. Christopher H. Dieterich became an independent director on April 22, 2019.

Board Committees

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We do not have any board committees including a nominating, compensation, or executive committee. Presently, we have no independent directors.

Code of Ethics

The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

Director Independence

We currently have one independent director, Christopher H. Dieterich. We apply the definition of “independent director” provided under the Listing Rules of The NASDAQ Stock Market LLC (“NASDAQ”). Under NASDAQ rules, the Board has considered all relevant facts and circumstances regarding our directors and has affirmatively determined that Christopher H. Dieterich is independent of us under NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company’s directors and officers, and persons who own more than ten-percent (10%) of our Company’s shares of Common Stock, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and ten-percent shareholders are also required to furnish our Company with copies of all Section 16(a) reports they file. As of June 14, 2019, we believed such reports were timely filed.

Item 11. Executive Compensation

As of start of January 1, 2019, Mr. Jimmy Chan will receive annual salary of $96,000 in addition to 5,000,000 shares of Common Stock earned annually. Upon closing of each acquisition, Mr. Chan will get 10% of the purchase price as special bonus.

As of the date of this filing, Mr. Christopher Dieterich’s and Mr. Khoi D. Dang’s compensation has not been determined.

Employment Agreements

We do not have contracts in writing with our officers. As of the date of this filing, Mr. Jimmy Chan served as CEO of the Company and will be compensated $96,000 in cash and 5,000,000 common shares for each calendar year end. In addition, upon closing of each acquisition, Mr. Chan will get 10% of the purchase price as special bonus.

As of the date of this filing, these shares have not been issued. The company is in the process of structuring future compensation plan for all directors, officers and employees.

Grants of Stock and Other Equity Awards

On March 30, 2017, the company filed with the SEC a Form S-8 Plan for 20,000,000 shares issuable to employees and consultants. From March 30, 2017 to June 20, 2019, approximately 17,403,554 shares were issued under the plan. As of the date of this filing, there are approximately 2,596,446 shares available under the plan.

Option Exercises

During the fiscal years ending June 30, 2019 and 2018 and the period ended October 14, 2019, there were no option exercises by our named executive officers.

Long-Term Incentive Plans

We currently do not have any Long-Term Incentive Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date hereof, here is information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons (currently none) which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the shares of Common Stock.

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. The following table is based on the number of shares outstanding totaling 812,686,536 as of October 9, 2019.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Jimmy Chan, CEO and Director	19,063,502	2.346%
Chenlong Tan, CTO	70,274,568	8.647%

All Directors and Executive Officers as a Group	89,338,070	10.993%

Greater than 5% Shareholders
Allan Huang	70,274,568	8.647%
Amy Thai / LMK Capital	18,644,733	2.294%

As of the date of this filing, Jimmy Chan’s holdings represented 2.346% of the company. He is currently employed by LMK Capital LLC as management consultant and is therefore a beneficial owner of shares owned by LMK Capital LLC. As a result, Mr. Chan beneficially owned 4.64% of the Company’s issued and outstanding shares of Common Stock.

Chen Long Tan’s holdings represent 8.647% of the Company’s issued and outstanding shares of Common Stock.

Amy Thai and LMK Capital LLC.’s holdings are 7,378,066 and 11,266,667 respectively; as of the date of this filing the aggregated amount represents 2.294% of the Company’s issued and outstanding shares of Common Stock.

Allan Huang owns 70,274,568 shares, representing 8.647% of the Company’s issued and outstanding shares of Common Stock.

Subsequent to June 30, 2019, Jimmy Chan is owed 5,000,000 restricted shares of Shares of Common Stock, earned as services shares.

Changes in Control

As of the date of this filing, we are not aware of any arrangement that may result in a change in control of our company.

Item 13 Certain Relationships and Related Party Transactions and Director Independence

Transactions with Related Persons

Our Company reviews transactions between our Company and persons or entities considered to be related parties (collectively “related parties”). Our Company considers entities to be related parties where an executive officer, director or a 5% or more beneficial owner of our shares of Common Stock (or an immediate family member of these persons) has a direct or indirect material interest. Transactions of this nature require the approval of our Board.

Other Transactions with Related Persons, Promoters and Certain Control Persons

The following includes a summary of any transaction occurring since July 1, 2016, or any proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of our average total assets at year-end for the two most recently completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

From time to time, SWC Group would receive short-term loans from LMK Capital, LLC (“LMK’’) for its working capital needs. As of June 30, 2018, the Company’s outstanding balance to LMK is zero.

On January 23, 2013, the Company entered into a promissory note with its former employee who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of June 30, 2019 and June 30, 2018, this note had a balance of $18,000.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016 and became payable upon demand after January 14, 2016. As of June 30, 2019 and June 30, 2018, this note had a balance of $0 and $5,000, respectively.

As of June 30, 2019 and June 30, 2018, the Company had an outstanding balance of notes payable due to related parties of $18,000 and $23,000, respectively.

On July 7, 2016, SWC received a loan in total amount of $30,000 from an employee. The amount of the loan bears no interest and due on demand. As of June 30, 2019 and June 30, 2018, the balance of the loan due to related party was $30,000 and $30,000, respectively.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by L&L CPAS, PA, our independent registered public accounting firm, for said fiscal years then ended June 30, 2019 and 2018, were as follows:

Year Ended June 30,

	Year Ended June 30,
	2019	2018
Audit fees (1)	$56,658	$48,769
Audit-Related fees (2)	$10,000	—
Tax fees	—	—
Other fees	—	—
Total fees	$66,658	$48,769

  _____________________

(1)	Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended June 30, 2019 and 2018; and (ii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.
(2)	Includes fees for review of our registration statements filed with U.S. Securities and Exchange Commission.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, our board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our consolidated financial statements. The board of directors preapproves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically preapproved by the board of directors. The board of directors monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The board of directors has approved specified audit-related services within preapproved fee levels. All other audit-related services must be preapproved by the board of directors.

Tax Services. The board of directors preapproves specified tax services that the it believes would not impair the independence of the independent registered public accounting firm and that are consistent with Securities and Exchange Commission’s rules and guidance. The board of directors must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the chairman of the board of directors and the chief financial officer. The chief financial officer authorizes services that have been preapproved by the board of directors. The chief financial officer submits requests or applications to provide services that have not been preapproved by the board of directors, which must include an affirmation by the chief financial officer and the independent registered public accounting firm that the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence, to the board of directors (or its chair or any of its other members pursuant to delegated authority) for approval.

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

Date: October 15, 2019

By /s/ Jimmy Chan

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

/s/Jimmy Chan

Jimmy Chan

CEO and Chairman

Dated: October 15, 2019