Form 10-Q
period 2019-09-30
Sugarmade, Inc.
filed 2019-11-19
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

At November 18, 2019, there were 870,027,558 shares of common stock and 2,000,000 shares of preferred stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

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

PART 1: Financial Information

Item 1 Financial Statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2019	June 30, 2019
Assets	(Unaudited)
Current assets:
Cash	$226,833	$34,371
Accounts receivable, net	93,121	218,145
Inventory, net	383,136	356,285
Loan receivables	10,500	85,533
Other current assets	2,462,879	2,719,875

Total current assets	3,176,469	3,414,209

Equipment, net	453,443	476,585
Intangible assets, net	10,850	11,200
Other assets	23,970	23,970
Right of Use Assets – Non-Current	444,229	455,590
Advanced to Investments	18,000,000	18,000,000

Total assets	$22,108,962	$22,381,554

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable due to bank	$25,982	$25,982
Accounts payable and accrued liabilities	1,690,747	1,421,142
Customer deposits	248,543	287,789
Unearned revenue	91,030	103,979
Other payable	—	420,450
Accrued interest	563,185	507,218
Accrued compensation and personnel related payables	24,528	24,528
Note Payable	20,000	20,000
Notes payable – related parties	18,000	18,000
Loans payable	209,058	214,585
Loans payable – related parties	30,000	30,000
Convertible notes payable, net	1,332,410	1,046,909
Derivative liabilities	3,203,751	2,991,953
Warrants liabilities	15,663	24,658
Shares to be issued	208,000	100,000
Lease Liability - Current	108,073	105,028
Total Current Liabilities	7,788,969	7,342,221

Lease Liability – Non-Current	347,518	360,798
Total liabilities	8,136,487	7,703,019

Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, 2,000,000 and 2,000,000 issued and outstanding at September 30, 2019 and June 30, 2019, respectively)	2,000	2,000
Common stock ($0.001 par value, 1,990,000,000 shares authorized, 810,254,536 and 697,608,570 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively)	810,246	697,610
Additional paid-in capital	62,276,729	61,038,875
Shares to be issued, common shares	—	29,000
Accumulated deficiency	(49,116,501)	(47,088,950)

Total stockholders’ equity	13,972,474	14,678,534

Total liabilities and stockholders’ equity	$22,108,962	$22,381,554

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018

Revenues, net	$753,974	$1,445,010

Cost of goods sold:	492,168	1,059,418

Gross Profit	261,805	385,591

Operating expenses:
Selling, general and administrative expense	$1,203,629	$913,873
Operating loss	(941,824)	(528,281)

Non-operating income (expense):
Other income	1,231	255
Interest Expense	(584,604)	(281,378)
Change in fair value of derivative liabilities	1,022,878	(1,641,457)
Change in fair value of warrant liability	(55,278)	22,725
Loss on debt conversion	—	8,763
Loss on debt settlement	(149,859)	(161,675)
Loss on asset disposal	7,000	—
Amortization of debt discount	(1,155,000)	(28,006)
Loss on debt forgiveness	(172,096)	—

Total non-operating expenses, net	(1,085,728)	(2,080,772)

Net income (loss)	$(2,027,551)	$(2,609,053)

Weighted average shares basic and diluted	770,839,270	264,975,211
Weighted average basic and diluted loss per common share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Shareholders’ Equity (Deficiency)

(Unaudited)

Three Month Period Ended September 30, 2019

					Additional	Shares to be issued,
	Preferred Stock		Common stock		paid-in	preferred	common	Accumulated
	Shares	Amount	Shares	Amount	capital	shares	shares	deficit	Total

Balance at June 30, 2019	2,000,000	2,000	697,608,570	697,610	61,038,875	—	29,000	(47,088,950)	14,678,534
Shares issued for debts settlement	—	—	1,000,000	1,000	28,000	—	(29,000)	—	—
Reclass Derivative liability from conversion	—	—	—	—	659,526	—	—	—	659,526
Shares issued for conversions	—	—	71,915,557	71,916	475,917	—	—	—	547,833
Share issued for Cash	—	—	11,348,591	11,349	88,651	—	—	—	100,000
Shares issued for Warrant Exercise	—	—	28,381,818	28,382	(14,249)	—	—	—	14,132
Net Loss	—	—	—	—	—	—	—	(2,027,551)	(2,027,551)
Balance at September 30, 2019	2,000,000	2,000	810,254,536	810,257	62,276,720	—	—	(49,116,501)	13,972,474

Three Month Period Ended September 30, 2018

					Additional	Shares to be issued,
	Preferred Stock		Common stock		paid-in	preferred	common	Accumulated
	Shares	Amount	Shares	Amount	capital	shares	shares	deficit	Total

Balance at June 30, 2018	—	—	246,135,203	246,136	21,952,561	2,000,000	29,000	(34,859,799)	10,193,107
Shares issued for debts settlement	—	—	—	—	—	—	174,450	—	174,450
Reclass Derivative liability from conversion	—	—	—	—	2,715,433	—	—	—	2,714,433
Shares issued for conversions	—	—	27,301,360	27,301	845,558	—	—	—	872,859
Share issued for Cash	—	—	3,700,000	3,700	181,300	—	—	—	185,000
Shares issued for service compensation	—	—	2,971,154	2,971	194,529	—	—	—	197,500
Shares to be issued for service compensation	—	—	—	—	—	—	137,000	—	137,000
Shares to be issued for cash	—	—	—	—	—	—	95,000	—	95,000
Net Loss	—	—	—	—	—	—	—	(2,609,055)	(2,609,053)
Balance at September 30, 2018	—	—	280,107,717	280,108	25,888,381	2,000,000	874,446	(37,468,852)	(8,425,919)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,027,551)	$(2,609,053)
Adjustments to reconcile net loss to cash flows from operating activities: Excess of debt discount over the principal		(262,500)
Loss on settlement	149,859	161,675
Gain on debt forgiveness	—	—
Amortization of debt discount	302,801	455,084
Stock based compensation	12,000	197,500
Change in fair value of derivative liability	332,024	1,641,457
Amortization of Intangible Assets	350	350
Change in exercise of warrant	67,387	(22,725)
Depreciation and amortization	23,142	11,804

Changes in assets and liabilities:
Accounts receivable	125,024	70,219
Inventory	(26,851)	(148,415)
Prepayment, deposits and other receivables	256,996	(174,058)
Loan receivable	75,033	—
Right of use, assets	11,361	15,774
Lease liabilities	(10,236)	(14,318)
Accounts payable and accrued liabilities	269,604	(270,920)
Customer deposits	(29,171)	271,330
Unearned revenue	(23,024)	(69,239)
Interest Payable	72,885	100,201
Accrued interest and Other payables	(420,450)	36,976

Net cash used in operating activities	(838,817)	(610,314)

Cash flows from investing activities:
Acquisition of property and equipment	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from shares issuance	100,000	235,000
Proceeds from convertible notes	840,806	267,500
Proceeds (Repayment) from(to) loans	(5,527)	(11,300)
Proceeds from loan payable-related parties	—	271,392
Loan Receivable	—	16,350
Proceeds from advanced share issuance	96,000	(90,000)

Net cash provided by financing activities	1,031,279	688,942

Net increase (decrease) in cash	192,462	78,628

Cash paid during the period for:
Cash, beginning of period	34,371	42,121
Cash, end of period	$226,833	$120,749

Supplemental disclosure of non-cash financing activities
Shares issued for conversion of convertible debt	547,833	872,857
Reduction in derivative liability due to conversion	659,526	2,714,433
Debt discount related to convertible debt	539,300	427,077
Debts settled through shares issuance	229,000	12,775
Shares issued for advanced share payment	14,132	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

1.	Nature of Business

Sugarmade, Inc. (hereinafter referred to as ’‘we’’, ’‘us” or “the/our Company’’) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company, Sugarmade, Inc. operates much of its business activities through our subsidiary, SWC Group, Inc., a California corporation (“SWC’’).

Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today. As of the end of the reporting period, September 30, 2019, we were involved in two businesses including the supply of products to the quick service restaurant sub-sector of the restaurant industry and as an importer, distributor and marketer of hydroponic supplies to various agricultural sectors. We had previously been a marketer of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix and a marketer of tree-free paper products. These products were discontinued during 2018 in order to focus the majority of our corporate resources on the marketing of hydroponic supplies.

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

During December 2017, the Company entered into a master marketing agreement with BizRight, LLC, a leading marketer and manufacturer of hydroponic growth supplies, which offers a range of hydroponics-related products including: HPS grow lights, electronic ballasts, HPS Bulbs, nutrient mixes, environmental control products, pH measurement and calibration solutions and other grow and storage products. BizRight operates the ZenHydro.com website and other e-commerce properties, and sells various products to distributors and retailers. On April 11, 2018, the same rights under the master marketing agreement were assigned to BZRTH Inc. On February 5, 2019, the Company exercised its option to acquire BZRTH and the transaction had been closed on October 30, 2019.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

1.	Nature of Business (continued)

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2019, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended June 30, 2019. The interim results for the period ended September 30, 2019 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, SWC Group Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued losses from operations during the three months ended September 30, 2019 and for the fiscal year ended June 30, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

2.	Summary of Significant Accounting (continued)

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $93,121 as of September 30, 2019 and of $218,145 as of June 30, 2019.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

2.	Summary of Significant Accounting (continued)

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of September 30, 2019 and June 30, 2019, the balance for the inventory totaled $383,136 and $356,285, respectively. Obsolescence reserve at September 30, 2019 and June 30, 2019 were $8,397 and $120,486, respectively.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended September 30, 2019 and 2018.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company, as of June 30, 2019, performed an impairment test of all of its intangible assets. Based on the company’s analysis, the company had an amortization of intangible assets of $350 for the three months ended September 30, 2019 and 2018, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

2.	Summary of Significant Accounting (continued)

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize the rights and obligations created by leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-11, Targeted Improvements, ASU No. 2018-10, Codification Improvements to Topic 842, and ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The new standard became effective April 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on July 1, 2019 using the modified retrospective transition approach as of the effective date of the initial application. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits entities not to reassess under the new lease standard prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements.

The most significant effects of the adoption of the new standard relate to the recognition of new ROU assets and lease labilities on our balance sheet for office operating leases and providing significant new disclosures about our leasing activities.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has also elected the short-term leases recognition exemption for all leases that qualify. This means that the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets and lease liabilities, for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for its leases. All existing leases are reported under this rule. After the adoption, $455,590 of operating lease right-of-use asset and $465,826 of operating lease liabilities were retroactively reflected to June 30, 2019 financial statements, and $444,229 of operating lease right-of-use asset and $455,591 of operating lease liabilities were retroactively reflected to September 30, 2019 financial statements.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

2.	Summary of Significant Accounting (continued)

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of September 30, 2019.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the three months ended September 30, 2019.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

2.	Summary of Significant Accounting (continued)

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

New accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted this ASU on the consolidated financial statements in the quarter ended September 30, 2019.

3.	Concentration

Customers

For the three months ended September 30, 2019 and 2018, our Company earned net revenues of $753,974 and $1,445,010 respectively. The vast majority of these revenues for the period ending September 30, 2019 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending September 30, 2018 were derived from a limited number of customers. No customers accounted for over 10% of the Company’s total revenues for the period ended September 30, 2019.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

3.	Concentration (continued)

Suppliers

For the three months ended September 30, 2019, we purchased products for sale from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company's inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 38.38% and 22.36% of the Company's total inventory purchase for the three months ended September 30, 2019, respectively.

4.	Equity Transaction - Exclusive License Rights and Acquisition

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

As of September 30, 2019 and June 30, 2019, cash of $870,000 and 200 million shares of the Company’s common stock had been paid and issued in connection with the acquisition.

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
  On August 13, 2019, a lawsuit was filed against the Company for unpaid legal fees of $50,000.00, which originates from the Company’s former chairman and CEO.  The Company was served in or around September 2019.  The Company has filed a response to the underlying complaint to preserve its rights to defend the lawsuit should it become necessary. However, the Company plans to amicably resolve this matter and anticipates that it will be settled and dismissed.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

6.	Other Current Assets

As of September 30, 2019 and June 30, 2019, other current assets consisted of the following:

	For the periods ended
	September 30, 2019	June 30, 2019
Prepaid Deposit	$2,241,000	$2,145,000
Prepaid Inventory	196,431	172,045
Employees Advance		16,052
Prepaid Expenses	19,432	358,702
Other	6,016	28,075
Total:	$2,462,879	$2,719,875

7.	Intangible Asset

On August 21, 2017, the Company entered into an intellectual property assignment agreement with Sound Decisions to revamp the company’s shoplifty website to generate and attract more traffic from potential customers. The Company made a payment of $14,000 for the website (intellectual property). The Company amortized this use right as intangible asset over ten years, and recorded amortization expense of $350 for the periods ended September 30, 2019 and June 30, 2019, respectively.

8.	Property and Equipment, net

As of September 30, 2019 and June 30, 2019, the property, plant and equipment, net of accumulated depreciation expenses were $453,443 and $476,585, respectively.

For the three months ended September 30, 2019 and 2018, depreciation expenses amounted to $23,142 and $11,804, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended September 30, 2019 and 2018.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

9.	Convertible Notes

As of September 30, 2019 and June 30, 2019, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,332,410 and $1,046,909, respectively.

Convertible notes issued as of September 30, 2019 were as follows:

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2019, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2019, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2019, the note is in default.

Convertible note 4: On March 1, 2017, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has been purchased by other investor in total amount of $156,067 with a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount to the then current market price of our shares. As of September 30, 2019, the remaining balance of note was $60,751.

Convertible note 5: On May 17, 2017, the Company entered a convertible promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. The note is due 12 months after each funding date and bears an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with exercise price of $0.15 per share and have cashless exercise option. During the three months ended September 30, 2019, the holder exercised 1,766,544 cashless warrant shares into 28,381,818 shares of the Company’s common stock. On September 23, 2019, the remaining warrant shares were settled by exchange $200,000 convertible note with interest of 10% per annum, due on September 23, 2020, with conversion price of 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2019, the original principal balance has been fully converted, the remaining default charge balance of the note was $250,000, and the new convertible note balance was $200,000.

Convertible note 6: On September 20, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $267,500 (includes $5,000 legal fee and an OID of $12,500). The note is due 360 days and bears an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2019, the principal balance of 245,000 has been converted into the Company’s common stock, and the remaining balance of the note was $22,500 as of September 30, 2019.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

9.	Convertible Notes (continued)

Convertible note 7: On November 1, 2018, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07.

Convertible note 8: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07.

Convertible note 9: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07.

Convertible note 10: On December 3, 2018, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07.

Convertible note 11: On December 26, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $5,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 45% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2019, the note has been fully converted.

Convertible note 12: On January 8, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $105,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 35% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2019, the note has been fully converted.

Convertible note 13: On January 22, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 42% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2019, the note has been fully converted.

Convertible note 14: On January 24, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $53,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 35% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2019, the note has been fully converted.

Convertible note 15: On February 26, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 42% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2019, the note has been fully converted.

Convertible note 16: On March 4, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $7,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2019, the note has been fully converted.

Convertible note 17: On April 2, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

9.	Convertible Notes (continued)

Convertible note 18: On April 4, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 19: On May 2, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date.

Convertible note 20: On May 7, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,500 OID). The note is due 360 days and bear an interest rate of

8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 21: On May 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date.

Convertible note 22: On June 12, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,500 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 23: On July 3, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% discount of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date.

Convertible note 24: On July 30, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $162,000 (includes $7,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% discount of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 25: On August 14, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $153,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 65% of the average of lowest two closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 26: On August 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $37,500 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 27: On August 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $25,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

9.	Convertible Notes (continued)

Convertible note 28: On September 23, 2019, the Company entered a warrant settlement agreement to exchange convertible promissory note for a total amount of $200,000. The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 29: On September 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $165,000 (includes $16,250 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 30: On September 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $165,000 (includes $16,250 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

In connection with the convertible debt, debt discount balance as of September 30, 2019 and June 30, 2019 were $1,625,841 and $1,189,341, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

10.	Derivative liabilities

The derivative liability is derived from the conversion features in note 9 and stock warrant in note 11. All were valued using the Binomial option pricing model using the assumptions detailed below. As of September 30, 2019 and June 30, 2019, the derivative liability was $3,203,751 and $2,991,953, respectively. The Company recorded $1,022,878 and $1,641,457 loss from changes in derivative liability during the three months ended September 30, 2019 and 2018, respectively. The Binomial Option Price Model with the following assumption inputs:

September 30, 2019
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	1.74-2.08%
Expected volatility	113-151%

September 30, 2018
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	2.15-2.37%
Expected volatility	87-123%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2019	$2,991,953
Additions	1,894,203
Mark to Market	1,022,879
Reclassification to APIC due to conversions	(659,526)
Balance, September 30, 2018	$3,203,751

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

11.	Stock warrants

On May 17, 2017, the Company entered a promissory note with an accredited investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with an exercise price of $0.15 per share and have cashless exercise option. The fair value of the warrants at the grant date was $40,400. During the three months ended September 30, 2019, the holder exercised 1,766,544 cashless warrant shares into 28,381,818 shares of the Company’s common stock. On September 23, 2019, the remaining warrant shares were settled by exchange $200,000 convertible note with interest of 10% per annum, due on September 23, 2020, with conversion price of 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

On September 7, 2018, the Company entered a settlement agreement with several investors to settle all disputes by issues additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of September 30, 2019 and June 30, 2019, the fair value of the warrant liability was $15,663 and $19,103, respectively.

As of September 30, 2019 and June 30, 2019, the total fair value of the warrant liability was $15,663 and $24,658, respectively.

12.	Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (5.5% as of December 20, 2018). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of September 30, 2019 and June 30, 2019, the loan principal balance was $25,982. As of September 30, 2019, the note is in default.

13.	Related party transactions

On January 23, 2013, the Company entered into a promissory note with its former employee who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of September 30, 2019 and June 30, 2019, this note had a balance of $18,000.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of September 30, 2019 and June 30, 2019, this note had a balance of $0 and $20,000, respectively.

As of September 30, 2019 and June 30, 2019, the Company had an outstanding balance of notes payable due to related parties of $18,000 and $38,000, respectively.

On July 7, 2016, SWC received a loan in total amount of $30,000 from an employee. The amount of the loan bear no interest and due on demand. As of September 30, 2019 and June 30, 2019, the balance of the loan due to related party were $30,000 and $30,000, respectively.

From time to time, SWC would receive short-term loans from company former director for its working capital needs.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

14.	Loans payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of September 30, 2019 and June 30, 2019, the note was in default and the outstanding balance under this note was $63,924 and $63,924, respectively.

During the year ended June 30, 2019, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of September 30, 2019 and June 30, 2019, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of September 30, 2019 and June 30, 2019, the Company has an outstanding balance of $3,584 and $3,584.

On December 17, 2018, the Company entered into a repayment agreement with an individual for $100,000 at no interest. As of September 30, 2019 and June 30, 2019, the Company has an outstanding balance of $17,834 and $17,834, respectively.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of September 30, 2019 and June 30, 2019, the outstanding balance under this loan were $29,243 and $29,243, respectively.

As of June 30, 2019 and 2018, the Company had an outstanding loan balance of $209,058 and $214,585, respectively.

15.	Stockholder’s Equity

The Company is authorized to issue 1,990,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock.

During the three months ended September 30, 2019, the Company issued 1,000,000 shares of common stock to settle the old liability to be issued in total amount of $29,000.

During the three months ended September 30, 2019, the Company issued 71,915,557 shares of common stock for debt conversions in total amount of $547,833.

During the three months ended September 30, 2019, the Company issued 11,348,591 shares of common stock for cash in total amount of $100,000.

During the three months ended September 30, 2019, the Company issued 28,381,818 shares of common stock for warrant exercise in total amount of $14,132.

As of September 30, 2019 and June 30, 2019, the Company had 2,000,000 share of its preferred stock, 810,254,536 and 697,608,570 shares of its common stock, respectively, issued and outstanding.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

16.	Shares to be issued – liability

During the year ended June 30, 2019, the Company had entered into multiple private placement agreements and had shares to be issued under liability in total amount of $100,000.

During the three months ended September 30, 2019, the Company had entered into a private placement agreement and had increased shares to be issued for total amount of $96,000.

During the three months ended September 30, 2019, the Company had entered into an employee compensation plan and had increased shares to be issued for total amount of $12,000.

As of September 30, 2019 and June 30, 2019, the Company had balance of $208,000 and $100,000 share to be issued.

17.	Shares to be issued –equity

As of the year ended June 30, 2019, the Company had potential shares to be issued under common stock in total amount of $29,000.

During the three months ended September 30, 2019, the Company issued the $29,000 share to be issued – equity by 1,000,000 shares of the Company’s common stock.

As of September 30, 2019 and June 30, 2019, the Company had total potential shares to be issued under common stock and preferred stock in total amount of $0 and $29,000, respectively.

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

Three Months Ended
September 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$37,494

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the quarter ended September 30, 2019	$36,369
Remaining lease term – operating leases (in years)	3.42
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$444,229
Total operating lease assets	$444,229

Short-term operating lease liabilities	$108,073
Long-term operating lease liabilities	$347,518
Total operating lease liabilities	$455,590

Maturities of the Company’s lease liabilities are as follows:

Period ending June 30,	Operating
Lease
2020	$ 146,932
2021	151,344
2022	155,888
2023	105,984
Total lease payments	560,148

Less: Imputed interest/present value discount	104,558
Present value of lease liabilities	$ 455,590

19.	Subsequent events

On October 17, 2019, the Company issued 3,576,752 shares of the Company’s common stock for debt conversions in total amount of $20,000.

On October 23, 2019, the Company issued 14,542,358 shares of the Company’s common stock for debt conversions in total amount of $80,000.

On October 30, 2019, the Company closed the previously announced acquisition of BZRTH, Inc., a Nevada corporation (“BZRTH”) pursuant to a Stock Exchange Agreement. BZRTH is headquartered in Irwindale, California and is a leading marketer and manufacturer of hydroponic growth supplies and related products to distributors and retailers. The total consideration to be paid by the Company to acquire BZRTH is 650,000,000 shares of the Company’s common stock, 3,500,000 shares of Series B convertible preferred stock, $870,000 in cash, and 5% promissory notes in the sum of $7,130,000.00 due on or before October 31, 2021 to the BZRTH shareholders. $870,000 of cash had been paid and 200,000,000 shares of the Company’s common stock had been issued as deposit pursuant to a master marketing agreement of December 13, 2017.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

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

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2019 and 2018.

	For the three months ended
	September 30,
	2019	2018

Net Sales	753,974	1,445,010
Cost of Goods Sold:	492,168	1,059,418
Gross profit	261,805	385,591
Operating Expenses	1,203,629	913,872
Loss From Operations	(941,824)	(528,281)
Other non-operating Income (Expense):	(1,085,728)	(2,080,772)
Net Income (Loss)	(2,027,551)	(2,609,053)

Revenues

For the three months ended September 30, 2019 and 2018, revenues were $753,974 and $1,445,010, respectively. The decrease was primarily due to business loss within the stick supply industry.

Cost of goods sold

For the three month ended September 30, 2019 and 2018, costs of goods sold were $492,168 and $1,059,418 respectively. The decrease was primarily due to the business loss within the stick supply industry.

Gross profit

For the three month ended September 30, 2019 and 2018, gross profit was $261,805 and $385,591, respectively. The decrease was primarily due to the business loss within the stick supply industry.

Operating expenses

For the three month ended September 30, 2019 and 2018, operating expenses were $1,203,629 and $913,872, respectively. The increase was due to the decrease in audit fee after change of independent auditor.

Other non-operating income (expense)

The Company had total other non-operating expense of $1,085,728 and $2,080,772 for the three months ended September 30, 2019 and 2018, respectively. The decrease in non-operating income is related to the accounting for derivative liabilities.

Net income (loss)

Net loss totaled $2,027,551 for the three month ended September 30, 2019, compared to a net loss totaling $2,609,053 for the three-month ended September 30, 2018. The decrease was mainly due to the decrease in accounting fees and changes in derivative liabilities.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of September 30, 2019, our Company had cash balance of $226,833, current assets totaling $3,176,469 and total assets of $22,108,962. We had current and total liabilities totaling $8,136,487. Stockholders’ equity reflected a deficiency of $13,972,474.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2019 and 2018:

	2019	2018
Cash (used in) provided by:
Operating activities	$(838,817)	$(610,314)
Investing activities	—	—
Financing activities	1,031,279	688,942

Net cash (used in) provided by operating activities was $(838,817) for the three months ended September 30, 2019, and $(610,314) for the nine months ended September 30, 2018.

There were $nil and $nil fixed assets and intangible assets purchased during the three months ended September 30, 2019 and 2018 relating to investing activities, respectively.

Net cash (used in) provided by financing activities was $1,031,279 for the three months ended September 30, 2019 and $688,942 for the three months ended September 30, 2018.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, our disclosure controls and procedures were ineffective due to the Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company, as of the end of the 2019 fiscal year (June) was at a stage where it requires external capital to continue with its business. It must obtain additional significant capital in the future to continue its operations. There can be no certainty that the Company can obtain these funds.

ITEM 2 –UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2019, the Company issued shares as followings:

•	1,000,000 shares of common stock for settlement of debts of $29,000
•	71,915,557 shares of common stock upon conversion of convertible notes of $659,526
•	23,381,818 shares of common stock as warrant exercise of $14,132
•	11,348,591 shares of common stock for cash of $100,000

Subsequent to September 30, 2019, the Company issued shares as followings:

•	18,119,110 shares of common stock upon conversion of convertible notes of $100,000

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

Sugarmade, Inc., a Delaware corporation

November 19, 2019	By:	/s/ Jimmy Chan
Jimmy Chan
CEO, CFO, and Director