Form 10-Q
period 2019-12-31
Sugarmade, Inc.
filed 2020-02-19
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

At February 17, 2020, there were 713,207,811 shares of common stock and 2,415,000 shares of preferred stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2019

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

PART 1: Financial Information

Item 1 Financial Statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	December 31, 2019	June 30, 2019
Assets	(Unaudited)
Current assets:
Cash	$103,002	$34,371
Accounts receivable, net	158,000	218,145
Inventory, net	495,086	356,285
Loan receivables	10,500	85,533
Other current assets	2,458,692	2,719,875

Total current assets	3,225,281	3,414,209

Equipment, net	430,396	476,585
Intangible assets, net	10,500	11,200
Other assets	58,970	23,970
Right of Use Assets – Non-Current	416,421	—
Advanced to Investments		18,000,000

Total assets	$4,141,568	$21,925,965

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Note payable due to bank	$25,982	$25,982
Bank overdraft	5,907	—
Accounts payable and accrued liabilities	1,427,098	1,431,379
Customer deposits	222,284	287,789
Customer Overpayment	—	42,307
Unearned revenue	87,420	61,672
Other payable	458,412	420,450
Accrued interest	637,389	507,218
Accrued compensation and personnel related payables	24,528	24,528
Note Payable	20,000	20,000
Notes payable – related parties	18,000	18,000
Loans payable	192,030	214,585
Loans payable – related parties	135,000	30,000
Convertible notes payable, net	1,378,221	1,046,909
Derivative liabilities	3,259,345	2,991,953
Warrants liabilities	15,663	24,658
Shares to be issued	262,000	100,000
Lease Liability - Current	110,824	—
Total Current Liabilities	8,280,102	7,247,431

Lease Liability – Non-Current	318,083	—
Total liabilities	8,598,185	7,247,431

Stockholders’ equity (deficiency):
Preferred stock ($0.001 par value, 10,000,000 shares authorized, 3,165,001 and 2,000,000 issued and outstanding at December 31, 2019 and June 30, 2019, respectively)	3,165	2,000
Common stock ($0.001 par value, 1,990,000,000 shares authorized, 1,129,926,122 and 697,608,570 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively)	1,129,927	697,610
Additional paid-in capital	83,472,375	61,038,875
Shares to be cancelled, common shares	(21,566,046)	—
Shares to be cancelled, preferred shares	(10,725,014)	—
Shares to be issued, common shares	100,000	29,000
Accumulated deficiency	(56,871,025)	(47,088,950)

Total stockholders’ equity (deficiency)	(4,456,617)	14,678,534

Total liabilities and stockholders’ equity (deficiency)	$4,141,568	$21,925,965

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

	For the Three Months Ended December 31		For the Six Months Ended December 31
	2019	2018	2019	2018

Revenues, net	$720,810	$1,445,269	$1,474,784	$2,886,885

Cost of goods sold	435,690	1,071,033	927,858	2,130,452

Gross profit	285,120	374,236	546,925	756,433

Selling, general and administrative expenses	7,215,933	3,823,085	8,419,563	4,736,957

Loss from operations	(6,930,814)	(3,448,849)	(7,872,637)	(3,980,524)

Non-operating income (expense):
Other income	1,867	1,451	3,098	5,101
Interest expense	(735,196)	(460,102)	(1,319,800)	(741,480)
Change in fair value of derivative liabilities	1,291,168	(2,019,927)	2,314,046	(3,661,383)
Warrant Expense	—	3,195	(55,278)	25,920
Loss on notes conversion	(184,626)	—	(184,626)	8,763
Loss on settlement	(232,776)	(94,207)	(382,635)	(255,882)
Gain on asset disposal	—	—	7,000	—
Amortization of debt discount	(963,407)	(31,591)	(2,118,407)	(59,597)
Debt forgiveness		16,649	(172,096)	16,649
Miscellaneous	(740)	—	(740)	—

Total non-operating expenses, net	(823,710)	(2,584,531)	(1,909,438)	(4,661,909)

Net loss	$(7,754,524)	$(6,033,380)	$(9,782,075)	$(8,642,433)

Basic net income (loss) per share	$(0.04)	$(0.02)	$(0.01)	$(0.03)
Diluted net income (loss) per share	$(0.04)	$(0.02)	$(0.01)	$(0.03)

Basic and diluted weighted average common shares outstanding *	191,886,785	393,670,334	880,355,944	330,029,294

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Equity

(Unaudited)

Three and Six Month 12/31/2019 Equity Statements
	Preferred Stock		Common Stock		Additional paid-in	Shares to be cancelled, preferred	Shares to be cancelled, common	Shares to be issued, common	Accumulated
	Shares	Amount	Shares	Amount	capital	shares	shares	shares	deficit	Total

Balance at June 30, 2019	2,000,000	2,000	697,608,570	697,610	61,038,875	—	—	29,000	(47,088,950)	14,678,534
Shares issued for debts settlement	—	—	1,000,000	1,000	28,000	—	—	(29,000)	—	—
Reclass Derivative liability from conversion	—	—			659,526	—	—	—	—	659,526
Shares issued for conversions	—	—	71,915,557	71,906	475,926	—	—	—	—	547,833
Share issued for Cash	—	—	11,348,591	11,349	88,651	—	—	—	—	100,000
Shares issued for Warrant Exercise	—	—	28,381,818	28,382	(14,249)	—	—	—	—	14,132
Net Loss	—	—	—	—	—	—	—	—	(2,027,551)	(2,027,551)
Balance at September 30, 2019	2,000,000	2,000	810,254,536	810,257	62,276,720	—	—	—	(49,116,501)	13,972,474
Share issued for Cash	—	—	26,621,610	26,622	213,378	—	—	100,000	—	340,000
Option for services	—	—	—	—	73,500	—	—	—	—	73,500
Share issued for services compensation	415,000	415	500,000	500	5,941,135	—	—	—	—	5,942,050
Reclass Derivative liability from conversion	—	—	—	—	297,962	—	—	—	—	297,962
Shares issued for conversions	—	—	24,994,341	24,994	117,170	—	—	—	—	142,164
Shares issued for debt settlement	—	—	18,181,818	18,182	272,273	—	—	—	—	290,455
Shares issued for Award - Bizright	750,001	750	249,373,817	249,374	14,040,936	(10,725,014)	(21,566,046)	—	—	(18,000,000)
Initial valuation of BCF	—	—	—	—	239,301	—	—	—	—	239,301
Net loss	—	—	—	—	—	—	—	—	(7,754,524)	(7,754,524)
Balance at December 31, 2019	3,165,001	3,165	1,129,926,122	1,129,927	83,472,375	(10,725,014)	(21,566,046)	100,000	(56,871,025)	(4,456,617)

Three and Six Month 12/31/2018 Equity Statements
	Preferred Stock		Common Stock		Additional paid-in		Shares to be issued, preferred	Shares to be issued, common	Accumulated
	Shares	Amount	Shares	Amount	capital	Investment	shares	shares	deficit	Total

Balance at June 30, 2018	—	—	246,135,203	246,136	21,952,560	—	2,000,000	467,996	(34,859,799)	(10,193,106)
Shares issued for debts settlement	—	—	—	—	—		—	174,450	—	174,450
Reclass Derivative liability from conversion	—	—	—	—	2,715,433		—	—	—	2,714,433
Shares issued for conversions	—	—	27,301,360	27,301	845,558		—	—	—	872,859
Share issued for Cash	—	—	3,700,000	3,700	181,300		—	—	—	185,000
Shares issued for service compensation	—	—	2,971,154	2,971	194,529		—	—	—	197,500
Shares to be issued for service compensation	—	—	—	—	—		—	137,000	—	137,000
Shares to be issued for cash	—	—	—	—	—		—	95,000	—	95,000
Net Loss	—	—	—	—	—		—	—	(2,609,055)	(2,607,053)
Balance at September 30, 2018	—	—	280,107,717	280,109	25,888,378		2,000,000	874,446	(37,468,851)	(8,425,919)
Shares issued for debts settlement	—	—	6,632,605	6,633	603,965	—	—	(263,616)	—	346,982
Reclass Derivative liability to equity from conversion	—	—	—	—	3,574,808	—	—	—	—	3,574,808
Shares issued for conversions	—	—	47,865,888	47,866	967,525	—	—	—	—	1,015,391
Initial valuation of BCF	—	—	—	—	149,143	—	—	—	—	149,143
Share issued for Cash	—	—	4,142,857	4,143	215,857	—	—	(220,000)	—	—
Shares issued for service compensation	—	—	89,111,251	89,111	6,384,569	—	—	(390,830)	—	6,082,851
Shares issued for LOI	—	—	10,000,000	10,000	1,165,000	—	—	—	—	1,175,000
Shares issued for Award - Bizright	—	—	200,000,000	200,000	17,800,000	(18,000,000)	—	—	—	—
Shares issued for EB-5	2,000,000	2,000	—	—	1,998,000	—	(2,000,000)	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(6,033,380)	(6,033,380)
Balance at December 31, 2018	2,000,000	2,000	637,860,318	637,861	58,747,248	(18,000,000)	—	—	(43,502,231)	(2,115,125)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,782,075)	$(8,642,432)
Adjustments to reconcile net loss to cash flows from operating activities:
Initial valuation of debt discount	239,300	149,143
Loss on settlement	382,635	255,882
Gain on debt forgiveness	—	(16,649)
Amortization of debt discount	330,192	565,978
Stock based compensation	6,041,550	5,097,206
Change in fair value of derivative liability	273,299	3,661,418
Amortization of Intangible Assets	700	700
Change in exercise of warrant	67,387	(25,920)
Depreciation and amortization	46,189	26,578

Changes in assets and liabilities:
Accounts receivable	60,145	113,179
Inventory	(138,801)	(49,226)
Prepayment, deposits and other receivables	261,183	(54,876)
Lease liability	(36,919)	—
Accounts payable and accrued liabilities	5,955	(40,876)
Customer deposits	(62,174)	(118,974)
Other assets	(35,000)	—
Unearned revenue	(19,890)	(89,344)
Interest Payable	166,753	172,221
Right of use assets	39,169	—
Accrued interest and other payables	37,962	56,972

Net cash provided by (used in) operating activities	(2,122,441)	1,060,980

Cash flows from investing activities:
Payment for property and equipment	—	(87,154)

Net cash used in investing activities	—	(87,154)

Cash flows from financing activities:
Proceeds from shares issuance	340,000	235,000
Proceeds from convertible debt	1,451,687	1,022,500
Proceeds (Repayment) from(to) loans	(22,555)	(5,261)
Payment to loan payable-related parties	105,000	25,634
Proceeds from advance share issuance	236,000	(2,121,000)
Bank overdraft	5,907	—
Loan receivable	75,033	(13,151)
Net cash provided by (used in) financing activities	2,191,072	(856,278)

Net increase (decrease) in cash	68,631	117,550

Cash paid during the period for:
Cash, beginning of period	34,371	42,121
Cash, end of period	$103,002	$159,671

Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	689,997	516,391
Reclassification from derivative liabilities to APIC	957,488	6,289,241
Debt discount related to convertible debt	951,581	1,888,248
Debts settled through shares issuance	229,000	1,292,544
Shares issued for award to Bizright and to be cancelled in future	(32,291,060)	—
Shares issued for warrant exercise	28,381	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

1.	Nature of Business

Sugarmade, Inc. (hereinafter referred to as’‘we’’, ’‘us” or “the/our Company’’) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company, Sugarmade, Inc. operates much of its business activities through our subsidiary, SWC Group, Inc., a California corporation (“SWC’’).

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

During December 2017, the Company entered into a master marketing agreement with BizRight, LLC, a leading marketer and manufacturer of hydroponic growth supplies, which offers a range of hydroponics-related products including: HPS grow lights, electronic ballasts, HPS Bulbs, nutrient mixes, environmental control products, pH measurement and calibration solutions and other grow and storage products. BizRight operates the ZenHydro.com website and other e-commerce properties, and sells various products to distributors and retailers. On April 11, 2018, the same rights under the master marketing agreement were assigned to BZRTH Inc. On February 5, 2019, the Company exercised its option to acquire BZRTH and the transaction had been closed on October 30, 2019. On January 15, 2020, the Company entered into a Rescission and Mutual Release Agreement (“Agreement”) with each of the parties agreeing to rescind the transaction and return all consideration exchanged pursuant to the Stock Exchange Agreement.

In October 2018 and January 2019, the Company had intents to acquire two suppliers or retailers of hydroponic equipment. As of the date of this report, the Company is no longer pursuing these acquisitions.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2019, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended June 30, 2019. The interim results for the period ended December 31, 2019 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, SWC Group Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued losses from operations during the six months ended December 31, 2019 and for the fiscal year ended June 30, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

December 31, 2019

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $158,000 as of December 31, 2019 and of $218,145 as of June 30, 2019.

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

December 31, 2019

2.	Summary of Significant Accounting (continued)

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of December 31, 2019 and June 30, 2019, the balance for the inventory totaled $495,086 and $356,285, respectively. Obsolescence reserve at December 31, 2019 and June 30, 2019 were $10,580 and $120,486, respectively.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended December 31, 2019 and 2018.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company, as of June 30, 2019, performed an impairment test of all of its intangible assets. Based on the company’s analysis, the company had an amortization of intangible assets of $700 for the six months ended December 31, 2019 and 2018, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

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

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has also elected the short-term leases recognition exemption for all leases that qualify. This means that the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets and lease liabilities, for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for its leases. All existing leases are reported under this rule. After the adoption, $455,590 of operating lease right-of-use asset and $465,826 of operating lease liabilities were not retroactively reflected to June 30, 2019 financial statements, and $416,421 of operating lease right-of-use asset and $428,907 of operating lease liabilities were reflected to December 31, 2019 financial statements.

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

December 31, 2019

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2019.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the six months ended December 31, 2019.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

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

New accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted this ASU on the consolidated financial statements in the quarter ended December 31, 2019.

3.	Concentration

Customers

For the six months ended December 31, 2019 and 2018, our Company earned net revenues of $1,474,784 and $2,886,885 respectively. The vast majority of these revenues for the period ending December 31, 2019 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending December 31, 2018 were derived from a limited number of customers. No customers accounted for over 10% of the Company’s total revenues for the period ended December 31, 2019.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

3.	Concentration (continued)

Suppliers

For the six months ended December 31, 2019 and 2018, we purchased products for sale from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company's inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 38.63% and 38.38% of the Company's total inventory purchase for the six months ended December 31, 2019 and 2018, respectively.

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

On October 30, 2019, SGMD closed the previously announced acquisition of BZRTH, Inc., a Nevada corporation (“BZRTH”) pursuant to a Stock Exchange Agreement. The total consideration to be paid by the Company to acquire BZRTH was 650,000,000 shares of SGMD’s common stock, 3,500,000 shares of Series B convertible preferred stock, $870,000 in cash, and 5% promissory notes in the sum of $7,130,000.00 due on or before October 31, 2021 to the BZRTH shareholders. $870,000 of cash had been paid along with 449,373,817 common shares and 750,000 Series B Convertible Preferred shares.

As of December 31, 2019, cash of $870,000 and 249 million shares of the Company’s common stock had been paid and issued in connection with the acquisition.

On January 15, 2020, the Company entered into a Rescission and Mutual Release Agreement (“Agreement”) with each of the parties agreeing to return all consideration exchanged pursuant to the Stock Exchange Agreement.

The shareholders of BZRTH have agreed to surrender for cancellation, 449,373,817 common shares and 750,000 Series B Convertible Preferred shares. On an as converted to common basis the returns to Sugarmade’s treasury equal 449,373,817 relating to the common shares to be surrendered and 750,000,000 million common shares equivalents due to each Series B Convertible Preferred share converting to common shares on a 1 for 1,000 basis. Thus, on a common share equivalent basis, the surrender equals 1,199,373,817 common shares, if all Preferred Series B were converted. As part of the Agreement, the Company will retain or will receive 102,248 shares in BZRTH.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

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

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

6.	Other Current Assets

As of December 31, 2019 and June 30, 2019, other current assets consisted of the following:

	For the periods ended
	December 31, 2019	June 30, 2019
Prepaid Deposit	$2,314,498	$2,145,000
Prepaid Inventory	44,308	172,045
Employees Advance	—	16,052
Prepaid Expenses	97,768	358,702
Other	2,118	28,075
Total:	$2,458,692	$2,719,875

Our 2,314,498 in prepaid deposit as of December 31, 2019 was mainly related to the following investments to other companies:

a.	$1,175,000 related to investment in Sky Unlimited;
b.	$196,000 related to investment in Hempistry Inc.;
c.	$870,000 paid for BZRTH acquisition.

7.	Intangible Asset

On August 21, 2017, the Company entered into an intellectual property assignment agreement with Sound Decisions to revamp the company’s shoplifty website to generate and attract more traffic from potential customers. The Company made a payment of $14,000 for the website (intellectual property). The Company amortized this use right as intangible asset over ten years, and recorded amortization expense of $700 for the periods ended December 31, 2019 and June 30, 2019, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

8.	Property and Equipment, net

As of December 31, 2019 and June 30, 2019, the property, plant and equipment, net of accumulated depreciation expenses were $430,396 and $476,585, respectively.

For the six months ended December 31, 2019 and 2018, depreciation expenses amounted to $46,189 and $26,578, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended December 31, 2019 and 2018.

9.	Convertible Notes

As of December 31, 2019 and June 30, 2019, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,378,221 and $1,046,909, respectively.

Convertible notes issued as of September 30, 2019 were as follows:

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2019, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2019, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2019, the note is in default.

Convertible note 4: On March 1, 2017, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has been purchased by other investor in total amount of $156,067 with a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount to the then current market price of our shares. As of December 31, 2019, the remaining balance of note was $60,751.

Convertible note 5: On May 17, 2017, the Company entered a convertible promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. The note is due 12 months after each funding date and bears an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with exercise price of $0.15 per share and have cashless exercise option. During the three months ended September 30, 2019, the holder exercised 1,766,544 cashless warrant shares into 28,381,818 shares of the Company’s common stock. On September 23, 2019, the remaining warrant shares were settled by exchange $200,000 convertible note with interest of 10% per annum, due on September 23, 2020, with conversion price of 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2019, the original principal balance has been fully converted, the remaining default charge balance of the note was $250,000, and the new convertible note balance was $200,000.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

9.	Convertible Notes (continued)

Convertible note 6: On September 20, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $267,500 (includes $5,000 legal fee and an OID of $12,500). The note is due 360 days and bears an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2019, the principal balance of 245,000 has been fully converted into the Company’s common stock.

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

Convertible note 11: On December 26, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $5,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 45% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2019, the note has been fully converted.

Convertible note 12: On January 8, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $105,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 35% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2019, the note has been fully converted.

Convertible note 13: On January 22, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 42% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, the note has been fully converted.

Convertible note 14: On January 24, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $53,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 35% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, the note has been fully converted.

Convertible note 15: On February 26, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 42% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, the note has been fully converted.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

9.	Convertible Notes (continued)

Convertible note 16: On March 4, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $7,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2019, the note has been fully converted.

Convertible note 17: On April 2, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of December 31, 2019, the note has been fully repaid by cash.

Convertible note 18: On April 4, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2019, the note has been fully converted.

Convertible note 19: On May 2, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of December 31, 2019, the note has been fully repaid by cash.

Convertible note 20: On May 7, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,500 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2019, the note has been fully repaid by cash.

Convertible note 21: On May 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of December 31, 2019, the note has been fully repaid by cash.

Convertible note 22: On June 12, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,500 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2019, the note has been fully repaid by cash.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

9.	Convertible Notes (continued)

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

Convertible note 28: On September 23, 2019, the Company entered a warrant settlement agreement to exchange convertible promissory note for a total amount of $200,000. The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2019, the note has been fully settled by $127,321 of cash and 18,181,818 shares of common stock.

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

Convertible note 31: On October 28, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $225,500 (includes $23,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 32: On October 28, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $225,500 (includes $23,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 33: On November 14, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the average three lowest closing bid for the 10 consecutive trading days prior to the conversion date.

Convertible note 34: On November 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,150 (includes $11,150 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 35: On November 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,150 (includes $11,150 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 36: On December 10, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,700 (includes $11,700 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

9.	Convertible Notes (continued)

Convertible note 37: On December 10, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,700 (includes $11,700 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 38: On December 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $112,200 (includes $12,200 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 39: On October 31, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $139,301. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is $0.008 per share.

Convertible note 40: On November 1, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is $0.008 per share.

In connection with the convertible debt, debt discount balance as of December 31, 2019 and June 30, 2019 were $2,015,634 and $1,189,341, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

10.	Derivative liabilities

The derivative liability is derived from the conversion features in note 9 and stock warrant in note 11. All were valued using the Binomial option pricing model using the assumptions detailed below. As of December 31, 2019 and June 30, 2019, the derivative liability was $3,259,345 and $2,991,953, respectively. The Company recorded $2,314,046 gain and $3,661,383 loss from changes in derivative liability during the six months ended December 31, 2019 and 2018, respectively. The Binomial Option Price Model with the following assumption inputs:

December 31, 2019
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	1.51-2.09%
Expected volatility	121-153%

December 31, 2018
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	2.49-2.72%
Expected volatility	87-123%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2019	$2,991,953
Additions	3,538,927
Mark to Market	2,314,089
Reclassification to APIC due to conversions	(957,488)
Balance, December 31, 2019	$3,259,345

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

11.	Stock warrants

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

On September 7, 2018, the Company entered a settlement agreement with several investors to settle all disputes by issues additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of December 31, 2019 and June 30, 2019, the fair value of the warrant liability was $15,663 and $19,103, respectively.

As of December 31, 2019 and June 30, 2019, the total fair value of the warrant liability was $15,663 and $24,658, respectively.

12.	Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (5.5% as of December 20, 2018). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of December 31, 2019 and June 30, 2019, the loan principal balance was $25,982. As of December 31, 2019, the note is in default.

13.	Related party transactions

On January 23, 2013, the Company entered into a promissory note with its former employee who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of December 31, 2019 and June 30, 2019, this note had a balance of $18,000.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of December 31, 2019 and June 30, 2019, this note had a balance of $0 and $20,000, respectively.

As of December 31, 2019 and June 30, 2019, the Company had an outstanding balance of notes payable due to related parties of $18,000 and $38,000, respectively.

On July 7, 2016, SWC received a loan in total amount of $30,000 from an employee. During the three months ended December 31, 2019, SWC received additional loan in total amount of 105,000 from a related party. The amount of the loan bear no interest and due on demand. As of December 31, 2019 and June 30, 2019, the balance of the loan due to related party were $135,000 and $30,000, respectively.

From time to time, SWC would receive short-term loans from company former director for its working capital needs.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

14.	Loans payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of December 31, 2019 and June 30, 2019, the note was in default and the outstanding balance under this note was $63,924 and $63,924, respectively.

During the year ended June 30, 2019, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of December 31, 2019 and June 30, 2019, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of December 31, 2019 and June 30, 2019, the Company has an outstanding balance of $0 and $3,584.

On December 17, 2018, the Company entered into a repayment agreement with an individual for $100,000 at no interest. As of December 31, 2019 and June 30, 2019, the Company has an outstanding balance of $2,740 and $17,834, respectively.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of December 31, 2019 and June 30, 2019, the outstanding balance under this loan were $0 and $29,243, respectively.

As of December 31, 2019 and June 30, 2019, the Company had an outstanding loan balance of $192,030 and $214,585, respectively.

15.	Stockholder’s Equity

The Company is authorized to issue 1,990,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock.

Share issuance during the three months ended September 30, 2019 -

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

Share issuance during the three months ended December 31, 2019 -

During the three months ended December 31, 2019, the Company issued 18,181,818 shares of common stock to settle the old liability to be issued in total amount of $290,455.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

15.	Stockholder’s Equity (continued)

During the three months ended December 31, 2019, the Company issued 24,994,341 shares of common stock for convertible debt principal with interest conversions in total amount of $142,165.

During the three months ended December 31, 2019, the Company issued 26,621,610 shares of common stock for cash in total amount of $240,000.

During the three months ended December 31, 2019, the Company issued 500,000 shares of common stock for employee bonus in total fair value of $7,550.

During the three months ended December 31, 2019, the Company issued 249,373,817 shares of common stock for acquisition of BZRTH in total fair value of $3,566,046. The shares are to be cancelled in subsequent period pursuant to the rescission on January 15, 2020.

During the three months ended December 31, 2019, the Company issued 750,001 shares of preferred stock for acquisition of BZRTH in total fair value of $10,725,014. The shares of preferred stock are to be cancelled in subsequent period pursuant to the rescission on January 15, 2020.

During the three months ended December 31, 2019, the Company issued 415,000 shares of series B preferred stock for award to employee bonus in total fair value of $5,934,500.

As of December 31, 2019 and June 30, 2019, the Company had 3,165,001 share of its preferred stock, 1,129,926,122 and 697,608,570 shares of its common stock, respectively, issued and outstanding.

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

During the three months ended December 31, 2019, the Company had entered into a private placement agreement and had increased shares to be issued for total amount of $40,000.

During the three months ended December 31, 2019, the Company had entered into an employee compensation plan and had increased shares to be issued for total amount of $14,000.

As of December 31, 2019 and June 30, 2019, the Company had balance of $262,000 and $100,000 share to be issued.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

17.	Shares to be issued –equity

As of the year ended June 30, 2019, the Company had potential shares to be issued under common stock in total amount of $29,000.

During the three months ended September 30, 2019, the Company issued the $29,000 share to be issued – equity by 1,000,000 shares of the Company’s common stock.

During the three months ended December 31, 2019, the Company recorded in total amount of $100,000 potential share to be issued – equity.

As of December 31, 2019 and June 30, 2019, the Company had total potential shares to be issued under common stock and preferred stock in total amount of $100,000 and $29,000, respectively.

18.	Shares to be cancelled – equity

On October 30, 2019, SGMD closed the previously announced acquisition of BZRTH, Inc., a Nevada corporation (“BZRTH”) pursuant to a Stock Exchange Agreement. BZRTH is headquartered in Irwindale, California and is a marketer and manufacturer of hydroponic growth supplies and related products to distributors and retailers. The total consideration to be paid by the Company to acquire BZRTH was 650,000,000 shares of SGMD’s common stock, 3,500,000 shares of Series B convertible preferred stock, $870,000 in cash, and 5% promissory notes in the sum of $7,130,000.00 due on or before October 31, 2021 to the BZRTH shareholders. $870,000 of cash had been paid along with 449,373,817 common shares and 750,000 Series B Convertible Preferred shares.

On January 15, 2020, the Company entered into a Rescission and Mutual Release Agreement (“Agreement”) with each of the parties agreeing to return all consideration exchanged pursuant to the Stock Exchange Agreement. The Agreement provided for mutual releases and indemnities.

The shareholders of BZRTH have agreed to surrender for cancellation, 449,373,817 common shares and 750,000 Series B Convertible Preferred shares. On an as converted to common basis the returns to Sugarmade’s treasury equal 449,373,817 relating to the common shares to be surrendered and 750,000,000 million common shares equivalents due to each Series B Convertible Preferred share converting to common shares on a 1 for 1,000 basis. Thus, on a common share equivalent basis, the surrender equals 1,199,373,817 common shares, if all Preferred Series B were converted. As of December 31, 2019, the Company recorded share to be cancelled – common stock and preferred stock in total amount of $38,225,560.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

19.	Commitments and contingencies

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

Six Months Ended
December 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$74,988

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended December 31, 2019	$72,738
Remaining lease term – operating leases (in years)	3.17
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:
Operating leases
Right-of-use assets	$416,421
Total operating lease assets	$416,421

Short-term operating lease liabilities	$110,824
Long-term operating lease liabilities	$318,083
Total operating lease liabilities	$428,907

Maturities of the Company’s lease liabilities are as follows:

Period ending June 30,	Operating
Lease
2020	$ 146,932
2021	151,344
2022	155,888
2023	105,984
Total lease payments	560,148

Less: Imputed interest/present value discount	104,558
Present value of lease liabilities	$ 455,590

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

20.	Subsequent events

On December 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $112,200 (includes $12,200 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. The principal amount was received in January 2020.

On January 30, 2020, the Company issued 6,684,843 shares of the Company’s common stock for debt conversions in total amount of $33,291.

On January 15, 2020, the Company entered into a Rescission and Mutual Release Agreement (“Agreement”) with each of the parties agreeing to return all consideration exchanged pursuant to the Stock Exchange Agreement. The Agreement provided for mutual releases and indemnities.

The shareholders of BZRTH have agreed to surrender for cancellation, 449,373,817 common shares and 750,000 Series B Convertible Preferred shares. On an as converted to common basis the returns to Sugarmade’s treasury equal 449,373,817 relating to the common shares to be surrendered and 750,000,000 million common shares equivalents due to each Series B Convertible Preferred share converting to common shares on a 1 for 1,000 basis. Thus, on a common share equivalent basis, the surrender equals 1,199,373,817 common shares, if all Preferred Series B were converted. As part of the Agreement, the Company will retain or will receive 102,248 shares in BZRTH.

On January 21, 2020, the Company directed the creation of SugarRush, Inc., a California Corporation, as a wholly owned subsidiary. The new company will be utilized for the holding of acquired assets and as a primary commercial business unit.

On February 7, 2020, the Company signed a definitive agreement (the “Agreement”) with Indigo Dye Group Corp. (“Indigo”) with a mailing address of 5600 Warehouse Way, Sacramento, CA 95826, the operator of BudCars Cannabis Delivery Service (“Budcars”), which provides services in the Sacramento metropolitan area. Under the terms of the Agreement, the Company will purchase a 40% stake in the Budcars operation for a cash amount of $700,000, and will receive an option to acquire an additional 30%, which upon exercise will provide a controlling stake in the operation for the Company.

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

Results of Operations

The following table sets forth the results of our operations for the three months ended December 31, 2019 and 2018.

	For the three months ended
	December 31,
	2019	2018

Net Sales	720,810	1,445,269
Cost of Goods Sold:	435,690	1,071,033
Gross profit	285,120	374,236
Operating Expenses	7,215,933	3,823,085
Loss From Operations	(6,930,814)	(3,448,849)
Other non-operating Income (Expense):	(823,710)	(2,584,531)
Net Income (Loss)	(7,754,524)	(6,033,380)

Revenues

For the three months ended December 31, 2019 and 2018, revenues were $720,810 and $1,445,269, respectively. The decrease was primarily due to business loss within the stick supply industry.

Cost of goods sold

For the three month ended December 31, 2019 and 2018, costs of goods sold were $435,690 and $1,071,033 respectively. The decrease was primarily due to the business loss within the stick supply industry.

Gross profit

For the three month ended December 31, 2019 and 2018, gross profit was $285,120 and $374,236, respectively. The decrease was primarily due to the business loss within the stick supply industry.

Operating expenses

For the three month ended December 31, 2019 and 2018, operating expenses were $7,215,933 and $3,823,085, respectively. The increase was due to the increase of employee stock compensation.

Other non-operating income (expense)

The Company had total other non-operating expense of $823,710 and $2,584,531 for the three months ended December 31, 2019 and 2018, respectively. The decrease in non-operating income is related to the accounting for derivative liabilities.

Net income (loss)

Net loss totaled $7,754,524 for the three month ended December 31, 2019, compared to a net loss totaling $6,033,380 for the three-month ended December 31, 2018. The increase was mainly due to the increase of employee stock compensation.

The following table sets forth the results of our operations for the six months ended December 31, 2019 and 2018.

	For the six months ended
	December 31,
	2019	2018

Net Sales	1,474,784	2,886,885
Cost of Goods Sold:	927,858	2,130,452
Gross profit	546,925	756,433
Operating Expenses	8,419,563	4,736,957
Loss From Operations	(7,872,637)	(3,980,524)
Other non-operating Income (Expense):	(1,909,438)	(4,661,909)
Net Income (Loss)	(9,782,075)	(8,642,433)

Revenues

For the six months ended December 31, 2019 and 2018, revenues were $1,474,784 and $2,886,885, respectively. The decrease was primarily due to business loss within the stick supply industry.

Cost of goods sold

For the six month ended December 31, 2019 and 2018, costs of goods sold were $927,858 and $2,130,452 respectively. The decrease was primarily due to the business loss within the stick supply industry.

Gross profit

For the six month ended December 31, 2019 and 2018, gross profit was $546,925 and $756,433, respectively. The decrease was primarily due to the business loss within the stick supply industry.

Operating expenses

For the six month ended December 31, 2019 and 2018, operating expenses were $8,419,563 and $4,736,957, respectively. The increase was due to the increase of employee stock compensation.

Other non-operating income (expense)

The Company had total other non-operating expense of $1,909,438 and $4,661,909 for the six months ended December 31, 2019 and 2018, respectively. The decrease in non-operating income is related to the accounting for derivative liabilities.

Net income (loss)

Net loss totaled $9,782,075 for the six month ended December 31, 2019, compared to a net loss totaling $8,642,433 for the six-month ended December 31, 2018. The increase was mainly due to the increase of employee stock compensation.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of December 31, 2019, our Company had cash balance of $103,002, current assets totaling $3,225,281 and total assets of $4,141,568. We had current and total liabilities totaling $8,280,102 and $8,598,185, respectively. Stockholders’ equity reflected a deficiency of $4,456,617.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2019 and 2018:

	2019	2018
Cash (used in) provided by:
Operating activities	$(2,122,441)	$1,060,980
Investing activities	—	(87,154)
Financing activities	2,191,072	(856,278)

Net cash (used in) provided by operating activities was $(2,122,441) for the six months ended December 31, 2019, and $1,060,980 for the six months ended December 31, 2018.

There were $nil and $87,154 fixed assets and intangible assets purchased during the six months ended December 31, 2019 and 2018 relating to investing activities, respectively.

Net cash (used in) provided by financing activities was $2,191,072 for the six months ended December 31, 2019 and $(856,278) for the six months ended December 31, 2018.

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

ITEM 2 –UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2019, the Company issued shares as followings:

•	18,181,818 shares of common stock for settlement of debts in total fair value of $290,455

•	24,994,341 shares of common stock upon conversion of convertible notes of $135,290

•	500,000 shares of common stock as Employee bonus in total fair value of $7,550

•	249,373,817 shares of common stock for acquisition of BZRTH in total fair value of $3,566,046

•	26,621,610 shares of common stock for cash of $240,000

Subsequent to December 31, 2019, the Company issued shares as followings:

•	6,684,843 shares of common stock upon conversion of convertible notes of $33,291

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

Sugarmade, Inc., a Delaware corporation

February 19, 2020	By:	/s/ Jimmy Chan
Jimmy Chan
CEO, CFO, and Director