Form 10-Q
period 2020-03-31
Sugarmade, Inc.
filed 2020-05-20
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

At May 19, 2020, there were 1,220,943,258 shares of common stock and 4,541,500 shares of preferred stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2020

-i-

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

-ii-

PART 1: Financial Information

Item 1 Financial Statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	For the Period Ended
	March 31, 2020	June 30, 2019
	(Unaudited)	(Audited)

Assets
Current assets:
Cash	7,510	34,371
Accounts receivable, net	40,088	218,145
Inventory, net	521,290	356,285
Loan receivables	206,500	85,533
Other current assets	1,493,146	2,719,875

Total current assets	2,072,534	3,414,209

Equipment, net	429,059	476,585
Intangible asset, net	10,150	11,200
Right of use asset	388,332	—
Other assets	43,970	23,970
Investments	1,583,958	—
Advanced to Investments	—	18,000,000

Total assets	4,724,003	21,925,965

Liabilities and Stockholders' Deficiency

Current liabilities:
Bank overdraft	20,965	—
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,479,201	1,431,379
Customer deposits	229,471	287,789
Customer overpayment	52,714	42,307
Unearned revenue	4,257	61,672
Investment payable	597,830	—
Other payables	366,842	420,450
Accrued interest	721,332	507,218
Accrued compensation and personnel related payables	24,528	24,528
Notes payable	20,000	20,000
Notes payable - related parties	15,427	18,000
Lease liability - Current	113,675	—
Loans payable	334,475	214,585
Loans payable - related parties	50,000	30,000
Convertible notes payable, net	1,961,479	1,046,909
Derivative liabilities, net	3,706,809	2,991,953
Warrants liabilities	41,032	24,658
Shares to be issued	262,000	100,000
Total current liabilities	10,028,019	7,247,431

Non-Current liabilities:
Lease Liability – Non current	287,904	—

Total liabilities	10,315,923	7,247,431

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized 2,415,000 and 2,000,000 shares issued outstanding at Mar 31, 2020 and June 30, 2019	2,415	2,000
Common stock, $0.001 par value, 1,990,000,000 shares authorized, 843,120,876 and 697,608,570 shares issued and outstanding at Mar 31, 2020 and June 30, 2019, respectively	843,122	697,610
Additional paid-in capital	52,564,680	61,038,875
Shares to be issued, common shares	—	29,000
Accumulated deficit	(59,002,136)	(47,088,950)

Total stockholders' deficiency	(5,591,920)	14,678,535

Total liabilities and stockholders' deficiency	4,724,003	21,925,965

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Three Months Ended March 31		For the Nine Months Ended March 31
	2020	2019	2020	2019

Revenues, net	$416,356	$572,678	$1,891,140	$3,459,511

Cost of goods sold	253,223	398,281	1,181,081	2,528,680

Gross profit	163,133	174,397	710,059	930,831

Selling, general and administrative expenses	870,621	634,705	9,290,184	5,371,662

Loss from operations	(707,488)	(460,308)	(8,580,125)	(4,440,831)

Non-operating income (expense):
Other income	145	19,949	3,243	25,050
Interest expense	(173,519)	(105,088)	(1,493,319)	(846,568)
Change in fair value of derivative liabilities	(238,065)	(510,314)	2,075,982	(4,171,698)
Change in fair value of warrant liability		(24,712)	—	1,208
Warrant Expense	(25,369)	—	(80,647)	—
Gain on debt conversion	—	—	—	8,763
Loss on notes conversion	—	—	(184,626)	—
Loss on settlement	—	(40,081)	(382,635)	(295,963)
Gain on asset disposal		9,391	7,000	9,391
Amortization of debt discount	(961,146)	(298,992)	(3,079,553)	(358,589)
Debt forgiveness	(25,670)	—	(197,765)	16,649
Other expenses	—	—	(740)	—

Total non-operating expenses, net	(1,423,624)	(949,848)	(3,333,061)	(5,611,756)

Net loss	$(2,131,111)	$(1,410,156)	$(11,913,186)	$(10,052,587)

Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding *	822,263,706	519,631,764	863,368,325	434,601,096

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Shares to be cancelled, preferred	Shares to be cancelled, common	Shares to be issued, common	Accumulated
	Shares	Amount	Shares	Amount	capital	shares	shares	shares	deficit	Total

Balance at June 30, 2019	2,000,000	2,000	697,608,570	697,610	61,038,875	—	—	29,000	(47,088,950)	14,678,534
Shares issued for debts settlement	—	—	1,000,000	1,000	28,000	—	—	(29,000)	—	—
Reclass Derivative liability from conversion	—	—			659,526	—	—	—	—	659,526
Shares issued for conversions	—	—	71,915,557	71,916	475,917	—	—	—	—	547,833
Share issued for Cash	—	—	11,348,591	11,349	88,651	—	—	—	—	100,000
Shares issued for Warrant Exercise	—	—	28,381,818	28,382	(14,249)	—	—	—	—	14,132
Net Loss	—	—	—	—	—	—	—	—	(2,027,551)	(2,027,551)
Balance at September 30, 2019	2,000,000	2,000	810,254,536	810,257	62,276,720	—	—	—	(49,116,501)	13,972,475
Share issued for Cash	—	—	26,621,610	26,622	213,378	—	—	100,000	—	340,000
Option for services	—	—	—	—	73,500	—	—	—	—	73,500
Share issued for services compensation	415,000	415	500,000	500	5,941,135	—	—	—	—	5,942,050
Reclass Derivative liability from conversion	—	—	—	—	297,962	—	—	—	—	297,962
Shares issued for conversions	—	—	24,994,341	24,994	117,171	—	—	—	—	142,165
Shares issued for debt settlement	—	—	18,181,818	18,182	272,273	—	—	—	—	290,454
Shares issued for Award - Bizright	750,001	750	249,373,817	249,374	14,040,936	(10,725,014)	(21,566,046)	—	—	(18,000,000)
Initial valuation of BCF	—	—	—	—	239,301	—	—	—	—	239,301
Net loss	—	—	—	—	—	—	—	—	(7,754,524)	(7,754,524)
Balance at December 31, 2019	3,165,001	3,165	1,129,926,122	1,129,927	83,472,375	(10,725,014)	(21,566,046)	100,000	(56,871,025)	(4,456,619)
Share issued for Cash	—	—	33,542,865	33,543	191,457	—	—	(100,000)	—	125,000
Option for services	—	—	—	—	45,250	—	—	—	—	45,250
Reclass Derivative liability from conversion	—	—	—	—	302,845	—	—	—	—	302,845
Shares issued for conversions	—	—	128,525,706	128,526	170,230	—	—	—	—	298,756
Shares cancelled for Award - Bizright	(750,001)	(750)	(448,873,817)	(448,874)	(31,827,478)	10,725,014	21,566,046	—	—	13,958
Initial valuation of BCF	—	—	—	—	210,000	—	—	—	—	210,000
Net loss	—	—	—	—	—	—	—	—	(2,131,111)	(2,131,111)
Balance at March 31, 2020	2,415,000	2,415	843,120,876	843,122	52,564,680	—	—	—	(59,002,136)	(5,591,920)

Three and Nine Month 03/31/2019 Equity Statements

	Preferred Stock		Common stock		Additional paid-in		Shares to be issued, preferred	Shares to be issued, common	Accumulated
	Shares	Amount	Shares	Amount	capital	Investment	shares	shares	deficit	Total

Balance at June 30, 2018	—	—	246,135,203	246,136	21,952,561	—	2,000,000	29,000	(47,088,950)	14,678,534
Shares issued for debts settlement	—	—	—	—	—		—	174,450	—	174,450
Reclass Derivative liability from conversion	—	—	—	—	2,715,433		—	—	—	2,714,433
Shares issued for conversions	—	—	27,301,360	27,301	845,558		—	—	—	872,859
Share issued for Cash	—	—	3,700,000	3,700	181,300		—	—	—	185,000
Shares issued for service compensation	—	—	2,971,154	2,971	194,529		—	—	—	197,500
Shares to be issued for service compensation	—	—	—	—	—		—	137,000	—	137,000
Shares to be issued for cash	—	—	—	—	—		—	95,000	—	95,000
Net Loss	—	—	—	—	—		—	—	(2,609,055)	(2,607,053)
Balance at September 30, 2018	—	—	280,107,717	280,108	25,888,381		2,000,000	874,446	(37,468,852)	(8,425,917)
Shares issued for debts settlement	—	—	6,632,605	6,633	603,965	—	—	(263,616)	—	346,982
Reclass Derivative liability from conversion	—	—	—	—	3,574,807	—	—	—	—	3,574,807
Shares issued for conversions	—	—	47,865,888	47,866	967,525	—	—	—	—	1,015,391
Initial valuation of BCF	—	—	—	—	149,143	—	—	—	—	149,143
Share issued for Cash	—	—	4,142,857	4,143	215,857	—	—	(220,000)	—	—
Shares issued for service compensation	—	—	89,111,251	89,111	6,384,569	—	—	(390,830)	—	6,082,850
Shares issued for LOI	—	—	10,000,000	10,000	1,165,000	—	—	—	—	1,175,000
Shares issued for Award - Bizright	—	—	200,000,000	200,000	17,800,000	(18,000,000)	—	—	—	—
Shares issued for EB-5	2,000,000	2,000	—	—	1,998,000	—	(2,000,000)	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(6,033,380)	(6,033,380)
Balance at December 31, 2018	2,000,000	2,000	637,860,318	637,861	58,747,246	(18,000,000)	—	—	(43,502,232)	(2,115,124)
Reclass Derivative liability from conversion	—	—	—	—	286,193	—	—	—	—	286,193
Shares issued for conversions	—	—	13,962,038	13,962	314,913	—	—	—	—	328,875
Shares issued for service compensation	—	—	625,391	625	34,375	—	—	—	—	35,000
Share issued for Cash	—	—	6,000,000	6,000	54,000	—	—	—	—	60,000
Shares issued for debts settlement	—	—	2,026,080	2,026	113,460	—	—	—	—	115,487
Net Loss	—	—	—	—	—	—	—	—	(1,410,156)	(1,410,156)
Balance at March 31, 2019	2,000,000	2,000	660,473,827	660,474	59,550,187	(18,000,000)	—	—	(44,912,387)	(2,699,726)

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows For

The Nine Months Ended March 31, 2020 and 2019

	For the nine months ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,913,186)	$(10,052,588)
Adjustments to reconcile net loss to cash flows from operating activities:
Initial valuation of debt discount	449,300	149,143
Loss on settlement	382,635	295,963
Gain on debt forgiveness	—	(16,649)
Amortization of debt discount	756,981	870,355
Stock based compensation	6,086,800	3,151,206
Change in fair value of derivative liability	864,878	4,171,733
Amortization of Intangible Assets	1,050	1,050
Change in exercise of warrant	92,756	(1,208)
Depreciation and amortization	47,526	41,482

Changes in assets and liabilities:
Accounts receivable	178,057	77,653
Inventory	(165,005)	(96,120)
Prepayment, deposits and other receivables	(35,271)	(168,067)
Loan receivable	—	(33,904)
Lease liability	(64,247)	—
Accounts payable and accrued liabilities	58,058	(161,930)
Customer deposits	(47,911)	(19,381)
Other assets	(20,000)	(30,000)
Investment Payable	597,830	—
Unearned revenue	(57,415)	(45,129)
Interest Payable	264,452	236,826
Right of use assets	67,258	—
Accrued interest and other payables	(53,609)	125,468

Net cash used in operating activities	(2,509,063)	(1,504,097)

Cash flows from investing activities:
Investment	(700,000)	—
Payment for property and equipment	—	(297,154)

Net cash used in investing activities	(700,000)	(297,154)

Cash flows from financing activities:
Proceeds from shares issuance	565,000	155,000
Proceeds from convertible debt	2,051,887	1,630,500
Proceeds (Repayment) from(to) loans	119,890	12,546
Payment to loan payable-related parties	20,000	(5,000)
Payment to note payable-related parties	(2,573)	—
Proceeds from advance share issuance	136,000	—
Bank overdraft	20,965	—
Loan receivable	271,033	—
Net cash provided by financing activities	3,182,202	1,793,046

Net increase (decrease) in cash	(26,861)	(8,205)

Cash paid during the period for:
Cash, beginning of period	34,371	42,121
Cash, end of period	$7,510	$33,916

Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	988,753	564,051
Reduction in derivative liability due to conversion	1,260,333	6,575,434
Debt discount related to convertible debt	1,110,311	2,217,123
Debts settled through shares issuance	229,000	1,875,647
Shares issued for award to Bizright	(32,291,060)	—
Shares cancelled for termination of Bizright Acquisition	32,283,910	—
Shares issued for warrant exercise	28,381	—
Shares issued for advanced share payment	—	2,641,000
Reclassification from prepaid deposit to BZRTH investment	(883,958)	—

The accompanying notes are an integral part of these condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

1.	Nature of Business

Sugarmade, Inc. (hereinafter referred to as’‘we’’, ’‘us” or “the/our Company’’) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company, Sugarmade, Inc. operates much of its business activities through our subsidiary, SWC Group, Inc., a California corporation (“SWC’’).

Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today. As of the end of the reporting period, March 31, 2020, we were involved in two businesses including the supply of products to the quick service restaurant sub-sector of the restaurant industry and as an importer, distributor and marketer of hydroponic supplies to various agricultural sectors. We had previously been a marketer of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix and a marketer of tree-free paper products. These products were discontinued during 2018 in order to focus the majority of our corporate resources on the marketing of hydroponic supplies.

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

On February 7, 2020, the Company (the "Buyer") entered into a share sale and purchase agreement with Indigo Dye Group Corp. ("Indigo", the "Seller") located in Sacramento, California. Indigo carries on business as a cannabis delivery business under the name BudCars and Sugarmade has an interest in making an investment in Indigo in order to further its corporate growth goals. All the parties agree as follows:

Sugarmade will invest Seven Hundred Thousand Dollars ($700,000) (the “Investment”) into Indigo for inventory, equipment, and marketing expenses.

Sugarmade will make the Investment in twelve monthly equal installments of $58,333 with the acceleration of the payment schedule possible depending on business growth, cash flow needs and capital availability.

Sugarmade will receive a Forty Percent (40%) of the issued shares in Indigo Dye. upon execution of the final agreement. The value used for this transaction is $1,750,000 and each percentage (1%) of the company is worth $17,500.

In the event that Sugarmade is not able to make a payment of $58,333 in any month, it will have 90 days to cure the default. on the 91st day the investment plan will cease and the amount of invested capital will be calculated based on an enterprise value of $1,750,000 or $17,500 per 1% of owned equity.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2019, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended June 30, 2019. The interim results for the period ended March 31, 2020 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The condensed consolidated unaudited financial statements include the accounts of our Company and its wholly-owned subsidiaries, SWC Group Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company sustained continued losses from operations during the nine months ended March 31, 2020 and for the fiscal year ended June 30, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

March 31, 2020

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $40,088 as of March 31, 2020 and of $218,145 as of June 30, 2019.

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

March 31, 2020

2.	Summary of Significant Accounting (continued)

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of March 31, 2020 and June 30, 2019, the balance for the inventory totaled $521,290 and $356,285, respectively. Obsolescence reserve at March 31, 2020 and June 30, 2019 were $11,571 and $120,486, respectively.

Property and equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Machinery and equipment	3-5 years
Furniture and equipment	7 years
Vehicles	5 years
Leasehold improvements	5 years

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended March 31, 2020 and 2019.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company, as of June 30, 2019, performed an impairment test of all of its intangible assets. Based on the company’s analysis, the company had an amortization of intangible assets of $1,050 for the nine months ended March 31, 2020 and 2019, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company's financial statements. Capital lease classification resulted in a liability that was recorded on a company's balance sheet, whereas operating leases did not impact the balance sheet. Since the Company elected not to recast the prior year financial statements, $455,590 of operating lease right-of-use asset and $465,826 of operating lease liabilities were not retroactively reflected to June 30, 2019 financial statements after the new adoption, and $388,332 of operating lease right-of-use asset and $401,579 of operating lease liabilities were reflected to March 31, 2020 financial statements.

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

March 31, 2020

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of March 31, 2020.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the nine months ended March 31, 2020.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

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

New accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted this ASU on the consolidated financial statements in the quarter ended March 31, 2020.

3.	Concentration

Customers

For the nine months ended March 31, 2020 and 2019, our Company earned net revenues of $1,891,140 and $3,459,511 respectively. The vast majority of these revenues for the period ending March 31, 2020 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending March 31, 2019 were derived from a limited number of customers. No customers accounted for over 10% of the Company’s total revenues for the period ended March 31, 2020.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

3.	Concentration (continued)

Suppliers

For the nine months ended March 31, 2020 and 2019, we purchased products for sale from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company's inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 42.50% and 50.50% of the Company's total inventory purchase for the nine months ended March 31, 2020 and 2019, respectively.

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

The shareholders of BZRTH have agreed to surrender for cancellation, 448,873,817 common shares and 750,000 Series B Convertible Preferred shares. On an as converted to common basis the returns to Sugarmade’s treasury equal 448,873,817 relating to the common shares to be surrendered and 750,000,000 million common shares equivalents due to each Series B Convertible Preferred share converting to common shares on a 1 for 1,000 basis. Thus, on a common share equivalent basis, the surrender equals 1,199,373,817 common shares, if all Preferred Series B were converted. As part of the Agreement, the Company will retain or will receive 102,248 shares in BZRTH.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

5.	Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of date of this filing, there were no legal claims currently pending or, to our knowledge, threatened against our Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows, except as follows:

●	On December 11, 2013, the Company was served with a complaint from two Convertible Note Holders and investors in the Company, Lovitt & Hannan, Inc. Salary Deferral Plan FBO J. Thomas Hannan, Attorney at Law 401K Plan and Trust, and Kevin M. Kearney. The Company's former CEO, Scott Lantz, was also named in the suit. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $307,000 to settle all claims against the Company, which included the payoff of the two notes outstanding within one (1) week. Upon receipt of all payments, plaintiffs will surrender for cancellation 230,000 of the Company's shares within ten (10) days. The parties agreed that all claims against the Company would be satisfied through such payments and that the matter would be fully resolved. As of June 30, 2018, third-parties had purchased two (2) notes of approximately $80,000, reducing the Company's exposure by $80,000. As of the date of this filing the balance for accrued legal settlement for Hannan vs Sugarmade has been reduced to $227,000, plus interest until the date of complete payoff.
●	On August 13, 2019, a lawsuit was filed against the Company for unpaid legal fees of $50,000.00, which originates from the Company’s former chairman and CEO. The Company was served in or around September 2019. The Company has filed a response to the underlying complaint to preserve its rights to defend the lawsuit should it become necessary. As of the date of this filing, litigation is ongoing. However, the Company plans to amicably resolve this matter and anticipates that it will be settled and dismissed.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

6.	Other Current Assets

As of March 31, 2020 and June 30, 2019, other current assets consisted of the following:

	For the periods ended
	March 31, 2020	June 30, 2019
Prepaid Deposit	$1,248,498	$2,145,000
Prepaid Inventory	38,429	172,045
Employees Advance	—	16,052
Prepaid Expenses	198,045	358,702
Other	8,174	28,075
Total:	$1,493,146	$2,719,875

7.	Intangible Asset

On August 21, 2017, the Company entered into an intellectual property assignment agreement with Sound Decisions to revamp the company’s shoplifty website to generate and attract more traffic from potential customers. The Company made a payment of $14,000 for the website (intellectual property). The Company amortized this use right as intangible asset over ten years, and recorded amortization expense of $1,050 for the periods ended March 31, 2020 and June 30, 2019, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

8.	Property and Equipment, net

As of March 31, 2020 and June 30, 2019, the property, plant and equipment, net of accumulated depreciation expenses were $429,059 and $476,585, respectively.

For the nine months ended March 31, 2020 and 2019, depreciation expenses amounted to $47,526 and $26,578, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended March 31, 2020 and 2019.

9.	Investments

On February 7, 2020, the Company (the "Buyer") entered into a share sale and purchase agreement with Indigo Dye Group Corp. ("Indigo", the "Seller") located in Sacramento, California. Indigo carries on business as a cannabis delivery business under the name BudCars and Sugarmade has an interest in making an investment in Indigo in order to further its corporate growth goals. All the parties agree as follows:

Sugarmade will invest Seven Hundred Thousand Dollars ($700,000) (the “Investment”) into Indigo for inventory, equipment, and marketing expenses.

Sugarmade will make the Investment in twelve monthly equal installments of $58,333 with the acceleration of the payment schedule possible depending on business growth, cash flow needs and capital availability.

Sugarmade will receive a Forty Percent (40%) of the issued shares in Indigo Dye. upon execution of the final agreement. The value used for this transaction is $1,750,000 and each percentage (1%) of the company is worth $17,500.

In the event that Sugarmade is not able to make a payment of $58,333 in any month, it will have 90 days to cure the default. on the 91st day the investment plan will cease and the amount of invested capital will be calculated based on an enterprise value of $1,750,000 or $17,500 per 1% of owned equity.

As of March 31, 2020 and June 30, 2019, the Company made investments in total of $1,583,958 and $0, respectively. The $1,583,958 included $883,958 paid for BZRTH acquisition for the year ended June 30, 2019 which were recorded under prepaid expenses and advance to investments, and $700,000 investment in Indigo Dye Group Corp during the period ended March 31, 2020.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

10.	Advanced to Investments

During December 2017, the Company entered into a master marketing agreement with BizRight, LLC, a leading marketer and manufacturer of hydroponic growth supplies, which offers a range of hydroponics-related products including: HPS grow lights, electronic ballasts, HPS Bulbs, nutrient mixes, environmental control products, pH measurement and calibration solutions and other grow and storage products. BizRight operates the ZenHydro.com website and other e-commerce properties, and sells various products to distributors and retailers. On April 11, 2018, the same rights under the master marketing agreement were assigned to BZRTH Inc. On February 5, 2019, the Company exercised its option to acquire BZRTH and the transaction had been closed on October 30, 2019 in total fair value of $18,000,000. On January 15, 2020, the Company entered into a Rescission and Mutual Release Agreement (“Agreement”) with each of the parties agreeing to rescind the transaction and return all consideration exchanged pursuant to the Stock Exchange Agreement.

As of March 31, 2020 and June 30, 2019, the advanced to investments were $0 and $18,000,000.

11.	Loan Receivables

On August 1, 2019, the Company loaned in total amount of $196,000 to Hempistry Inc. The borrower promises to repay this principal amount to the lender in the form of a 12% stake of borrower's hemp crop located at Madisonville, KY, during borrower's 2019 crop harvest. If 12% of borrower's 2019 crop does not result in a yield of 13,800 pounds of dry hemp biomass, borrower shall provide additional dry biomass above and beyond the 12% lender is entitled to, to assure lender receives at least 13,800 pounds of dry biomass as payment to this loan.

As of March 31, 2020 and June 30, 2019, the loan receivables were $206,500 and 85,533, respectively.

12.	Convertible Notes

As of March 31, 2020 and June 30, 2019, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,961,479 and $1,046,909, respectively.

Convertible notes issued as of March 31, 2020 were as follows:

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2020, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2020, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2020, the note is in default.

Convertible note 4: On March 1, 2017, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has been purchased by other investor in total amount of $156,067 with a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount to the then current market price of our shares. As of March 31, 2020, the remaining balance of note was $60,751.

Convertible note 5: On May 17, 2017, the Company entered a convertible promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. The note is due 12 months after each funding date and bears an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with exercise price of $0.15 per share and have cashless exercise option. During the three months ended September 30, 2019, the holder exercised 1,766,544 cashless warrant shares into 28,381,818 shares of the Company’s common stock. On September 23, 2019, the remaining warrant shares were settled by exchange $200,000 convertible note with interest of 10% per annum, due on September 23, 2020, with conversion price of 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the original principal balance has been fully converted, the remaining default charge balance of the note was $250,000, and the new convertible note balance was $200,000.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

12.	Convertible Notes (continued)

Convertible note 6: On September 20, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $267,500 (includes $5,000 legal fee and an OID of $12,500). The note is due 360 days and bears an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the principal balance of 245,000 has been fully converted into the Company’s common stock.

Convertible note 7: On November 1, 2018, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of March 31, 2020, the note is in default.

Convertible note 8: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of March 31, 2020, the note is in default.

Convertible note 9: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of March 31, 2020, the note is in default.

Convertible note 10: On December 3, 2018, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of March 31, 2020, the note is in default.

Convertible note 11: On December 26, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $5,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 45% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully converted.

Convertible note 12: On January 8, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $105,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 35% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully converted.

Convertible note 13: On January 22, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 42% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully converted.

Convertible note 14: On January 24, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $53,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 35% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully converted.

Convertible note 15: On February 26, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 42% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully converted.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

12.	Convertible Notes (continued)

Convertible note 16: On March 4, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $7,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully converted.

Convertible note 17: On April 2, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully repaid by cash.

Convertible note 18: On April 4, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully converted.

Convertible note 19: On May 2, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully repaid by cash.

Convertible note 20: On May 7, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,500 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully repaid by cash.

Convertible note 21: On May 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully repaid by cash.

Convertible note 22: On June 12, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,500 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully repaid by cash.

Convertible note 23: On July 3, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% discount of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully repaid by cash.

 Convertible note 24: On July 30, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $162,000 (includes $7,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% discount of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. During the three months ended March 31, 2020, the accredited investor converted $132,000 principal with $6,106 accrued interest expense into the Company’s common stock in total share of 64,469,956. As of March 31, 2020, the remaining principal balance was $30,000.

Convertible note 25: On August 14, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $153,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 65% of the average of lowest two closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully converted.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

12.	Convertible Notes (continued)

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

Convertible note 28: On September 23, 2019, the Company entered a warrant settlement agreement to exchange convertible promissory note for a total amount of $200,000. The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2020, the note has been fully settled by $127,321 of cash and 18,181,818 shares of common stock.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

12.	Convertible Notes (continued)

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

Convertible note 41: On January 3, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $112,200 (includes $12,200 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 42: On January 14, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $150,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date.

Convertible note 43: On January 22, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $128,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 35% discount to average of two lowest closing prices for the 20 consecutive trading days prior to the conversion date.

Convertible note 44: On February 4, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $110,000 (includes $10,000 OID). The note is due 360 days and bear an interest rate of 12%. The conversion price for the note is $0.001 per share.

Convertible note 45: On February 18, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $10,000 OID). The note is due 360 days and bear an interest rate of 12%. The conversion price for the note is $0.001 per share.

Convertible note 46: On March 5, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date.

In connection with the convertible debt, debt discount balance as of March 31, 2020 and June 30, 2019 were $1,742,672 and $1,189,341, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

13.	Derivative liabilities

The derivative liability is derived from the conversion features in note 9 and stock warrant in note 11. All were valued using the Binomial option pricing model using the assumptions detailed below. As of March 31, 2020 and June 30, 2019, the derivative liability was $3,706,809 and $2,991,953, respectively. The Company recorded $2,075,982 gain and $3,661,383 loss from changes in derivative liability during the nine months ended March 31, 2020 and 2019, respectively. The Binomial Option Price Model with the following assumption inputs:

March 31, 2020
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	0.15-2.09%
Expected volatility	118-153%

June 30, 2019
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	2.49-2.72%
Expected volatility	87-123%

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

13.	Derivative liabilities (continued)

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2019	$2,991,953
Additions	3,999,033
Mark to Market	(2,075,982)
Reclassification to APIC due to conversions	(1,260,333)
Balance, March 31, 2020	$3,706,809

14.	Stock warrants

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

On September 7, 2018, the Company entered a settlement agreement with several investors to settle all disputes by issues additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of March 31, 2020 and June 30, 2019, the fair value of the warrant liability was $1,737 and $19,103, respectively.

On February 4, 2020, the Company entered a warrant agreement with an accredited investor up to 10,000,000 shares of common stock of the Company at exercise price of $0.008 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $70,000. As of March 31, 2020, the fair value of the warrant liability was $30,000.

As of March 31, 2020 and June 30, 2019, the total fair value of the warrant liability was $31,737 and $24,658, respectively.

15.	Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (5.5% as of December 20, 2018). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of March 31, 2020 and June 30, 2019, the loan principal balance was $25,982. As of March 31, 2020, the note is in default.

16.	Related party transactions

On January 23, 2013, the Company entered into a promissory note with its former employee who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of March 31, 2020 and June 30, 2019, this note had a balance of $15,427.

On January 14, 2015, the Company entered into a promissory note with Richard Ko (an employee of the Company, who owns less than 5% of the Company’s stock). The principle amount was $30,000 and the note bore no interest. The note had a term of one (1) year and was due on January 14, 2016, and became payable upon demand after January 14, 2016. As of March 31, 2020 and June 30, 2019, this note had a balance of $0 and $20,000, respectively.

As of March 31, 2020 and June 30, 2019, the Company had an outstanding balance of notes payable due to related parties of $15,427 and $38,000, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

16.	Related party transactions (continued)

On July 7, 2016, SWC received a loan in total amount of $30,000 from an employee. During the three months ended December 31, 2019, SWC received additional loan in total amount of 105,000 from a related party. The amount of the loan bear no interest and due on demand. During the three months ended March 31, 2020, the Company repaid $55,000 to the related party. As of March 31, 2020 and June 30, 2019, the balance of the loan due to related party was $50,000 and $30,000, respectively.

From time to time, SWC would receive short-term loans from company former director for its working capital needs.

17.	Loans payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of March 31, 2020 and June 30, 2019, the note was in default and the outstanding balance under this note was $63,924 and $63,924, respectively.

During the year ended June 30, 2019, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of March 31, 2020 and June 30, 2019, the outstanding balance with Greater Asia loans was $100,000 and $100,000, respectively.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of March 31, 2020 and June 30, 2019, the Company has an outstanding balance of $0 and $3,584.

On December 17, 2018, the Company entered into a repayment agreement with an individual for $100,000 at no interest. As of March 31, 2020 and June 30, 2019, the Company has an outstanding balance of $2,740 and $17,834, respectively.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of March 31, 2020 and June 30, 2019, the outstanding balance under this loan were $0 and $29,243, respectively.

On March 18, 2020, the Company entered into a loan agreement with Celtic Bank in total loan amount of $150,000, with maturity date on March 18, 2021; this loan requires weekly payments of $3,808 per week for 52 weeks. As of March 31, 2020 and June 30, 2019, the outstanding balance under this loan was $150,000 and $0, respectively.

As of March 31, 2020 and June 30, 2019, the Company had an outstanding loan balance of $334,475 and $214,585, respectively.

18.	Stockholder’s Equity

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

18.	Stockholder’s Equity (continued)

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

Share issuance during the three months ended March 31, 2020 -

During the three months ended March 31, 2020, the Company issued 128,525,706 shares of common stock for convertible debt principal with interest conversions in total amount of $298,756.

During the three months ended March 31, 2020, the Company issued 33,542,856 shares of common stock for cash in total amount of $225,000, include $100,000 share to be issued – common stock.

During the three months ended March 31, 2020, the Company cancelled 448,873,817 shares of common stock for the termination of Bizright acquisition in total fair value of $21,552,088.

During the three months ended March 31, 2020, the Company cancelled 750,001 shares of series B preferred stock for the termination of Bizright acquisition in total fair value of $10,725,014.

As of March 31, 2020 and June 30, 2019, the Company had 2,415,000 and 2,000,000 share of its preferred stock, 843,120,876 and 697,608,570 shares of its common stock, respectively, issued and outstanding.

19.	Shares to be issued – liability

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

19.	Shares to be issued – liability (continued)

During the three months ended December 31, 2019, the Company had entered into an employee compensation plan and had increased shares to be issued for total amount of $14,000.

As of March 31, 2020 and June 30, 2019, the Company had balance of $262,000 and $100,000 share to be issued.

20.	Shares to be issued –equity

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

During the three months ended March 31, 2020, the Company issued 11,764,706 shares of the Company’s common stock for the $100,000 share to be issued – equity which recorded in December 31, 2019.

As of March 31, 2020 and June 30, 2019, the Company had total potential shares to be issued under common stock and preferred stock in total amount of $0 and $29,000, respectively.

21.	Shares to be cancelled – equity

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

The shareholders of BZRTH have agreed to surrender for cancellation, 448,873,817 common shares and 750,000 Series B Convertible Preferred shares. On an as converted to common basis the returns to Sugarmade’s treasury equal 448,873,817 relating to the common shares to be surrendered and 750,000,000 million common shares equivalents due to each Series B Convertible Preferred share converting to common shares on a 1 for 1,000 basis. Thus, on a common share equivalent basis, the surrender equals 1,199,373,817 common shares, if all Preferred Series B were converted. As of December 31, 2019, the Company recorded share to be cancelled – common stock and preferred stock in total amount of $38,225,560.

During the three months ended March 31, 2020, the Company cancelled 448,873,817 shares of common stock for the termination of Bizright acquisition in total fair value of $21,552,088.

During the three months ended March 31, 2020, the Company cancelled 750,001 shares of series B preferred stock for the termination of Bizright acquisition in total fair value of $10,725,014.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

22.	Commitments and contingencies

On February 23, 2018 the Company entered into lease agreement for a new office space as part of the plan to expand operation, the lease is set to commence Commencing March 1, 2018. The term of the lease is for a (5) Five Years with 1 month free on the 1st year of the term. The monthly rent on the 1st year will be $11,770 with a 3% increase for each subsequent year. Total commitment for the full term of the lease will be $737,367. After the adoption of ASC842, $455,590 of operating lease right-of-use asset and $465,826 of operating lease liabilities were not retroactively reflected to June 30, 2019 financial statements, and $388,332 of operating lease right-of-use asset and $401,579 of operating lease liabilities were reflected to March 31, 2020 financial statements. As of the date of this filing, this property became the headquarter of the company.

Nine Months Ended
March 31, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$112,482

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended March 31, 2020	$109,471
Remaining lease term – operating leases (in years)	2.92
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:
Operating leases
Right-of-use assets	$388,332
Total operating lease assets	$388,332

Short-term operating lease liabilities	$113,675
Long-term operating lease liabilities	$287,904
Total operating lease liabilities	$401,579

Maturities of the Company’s lease liabilities are as follows:

Period ending June 30,	Operating
Lease
2020	$ 50,269
2021	151,344
2022	155,888
2023	105,984
Total lease payments	463,485

Less: Imputed interest/present value discount	(61,906)
Present value of lease liabilities	$ 401,579

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

23.	Subsequent events

On April 8, 2020, the Company issued 11,609,907 shares of the Company’s common stock for cash in total amount of $25,000.

On April 13, 2020, the Company issued 41,846,732 shares of the Company’s common stock for a debt conversion in total principal amount of $55,000 with accrued interest of $2,748.49.

On April 14, 2020, the Company issued 22,206,951 shares of the Company’s common stock for a debt conversion in total principal amount of $30,000 with accrued interest of $1,703.01.

On April 15, 2020, the Company issued 2,126,500 shares of the Company’s series B preferred stock subject to a waiver agreement, described in below.

On April 17, 2020, the Company entered into a Series B Waiver Agreement (the “Waiver Agreement”) with its chief executive officer and corporate chairman of its board of directors, Jimmy Chan (“Chan”) relating to Chan’s ownership of One Million Five Hundred Thousand (1,500,000) of Series B Convertible Preferred Stock. Under the terms of the Waiver Agreement, Chan waives his rights (a) to the conversion rights granted to him in the Series B Convertible Preferred Stock and (b) the rights to proceeds in the event of any liquidation, dissolution or winding up as may be provided in the Certificate of Incorporation pertaining to said Series B Preferred Stock, if any. In the event that there is a merger or consolidation (other than one in which stockholder of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of the Company, this event will be treated as a liquidation event. The Series B Convertible Preferred Stock continues to vote or have the right to vote, together with the Common Stock as if it were on an as-converted basis, and not as a separate class, subject to any adjustments for stock dividends, splits, combinations and similar events.

On April 17, 2020, the Company issued 45,689,101 shares of the Company’s common stock for a debt conversion in total principal amount of $60,000.

On April 20, 2020, the Company issued 14,285,714 shares of the Company’s common stock for cash in total amount of $30,000.

On April 24, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $75,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to the average of the three lowest trading prices during the previous 10 trading days to the conversion date.

On April 29, 2020, the Company issued 47,875,470 shares of the Company’s common stock for a debt conversion in total principal amount of $60,000 with $3,196 accrued interest.

On April 29, 2020, the Company issued 24,373,340 shares of the Company’s common stock for a debt conversion in total principal amount of $ 31,598.

On May 4, 2020, the Company informs its shareholders and other interested parties relative to new purchase orders received for consumable sanitary supplies and non-medical grade protective gear. Sugarmade, via its CarryOutSupplies.com operation, has begun to receive a substantial number of large purchase orders from both private and public institutions and businesses and in many cases, has begun to deliver products to the ordering customers.

As of the close of business on May 1, 2020, these purchase orders totaled in excess of ten million US dollars ($10,000,000).  Considering the Company’s revenue of $4,367,644 and $4,439,324 for the recently completed fiscal years ending June 30, 2019, and June 30, 2018, respectively, the Company believes the receipt of these purchase orders is potentially a material event and thus, puts forth these disclosures pursuant to Regulation FD.

Executives at the Company have identified numerous sources to supply the products with several factories having available capacity to meet a substantial portion, if not all, of these orders.  These supply sources include factories in both Vietnam and Southern China. In many cases, executives at Sugarmade have long standing relationship with these factories and the principal operators. While the Company will work toward delivering on as many of these purchase orders as is possible, airfreight transportation resources between Asia and Los Angeles, and relative to other routes, is at a premium with demand generally exceeding supply.  As a result of the current transportation constraints, the Company may be limited in its ability to fully deliver on orders being received.

There are numerous others risks to fulfilling the orders received. These include, but are not limited to availability of financing, ability for contracted factory operations to produce the products, access to adequate logistical resource, customs clearance, ability for the ordering party to pay and risks related to transportation of finished goods to end customers.

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

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2020 and 2019.

	For the three months ended
	March 31,
	2020	2019

Net Sales	416,356	572,678
Cost of Goods Sold:	253,223	398,281
Gross profit	163,133	174,397
Operating Expenses	870,621	634,705
Loss From Operations	(707,488)	(460,308)
Other non-operating Income (Expense):	(1,423,624)	(949,848)
Net Income (Loss)	(2,131,111)	(1,410,156)

Revenues

For the three months ended March 31, 2020 and 2019, revenues were $416,356 and $572,678, respectively. The decrease was primarily due to business loss within the stick supply industry.

Cost of goods sold

For the three months ended March 31, 2020 and 2019, costs of goods sold were $253,223 and $398,281 respectively. The decrease was primarily due to the business loss within the stick supply industry.

Gross profit

For the three months ended March 31, 2020 and 2019, gross profit was $163,133 and $174,397, respectively. The decrease was primarily due to the business loss within the stick supply industry.

Operating expenses

For the three months ended March 31, 2020 and 2019, operating expenses were $870,621 and $634,705, respectively. The increase was due to the increase of employee stock compensation.

Other non-operating income (expense)

The Company had total other non-operating expense of $1,423,624 and $949,848 for the three months ended March 31, 2020 and 2019, respectively. The decrease in non-operating income is related to the accounting for derivative liabilities.

Net income (loss)

Net loss totaled $1,487,876 for the three months ended March 31, 2020, compared to a net loss totaling $2,131,111 for the three-month ended March 31, 2019. The increase was mainly due to the increase of employee stock compensation.

The following table sets forth the results of our operations for the nine months ended March 31, 2020 and 2019.

	For the nine months ended
	March 31,
	2020	2019

Net Sales	1,891,140	3,459,511
Cost of Goods Sold:	1,181,081	2,528,680
Gross profit	710,059	930,831
Operating Expenses	9,290,184	5,371,662
Loss From Operations	(8,580,125)	(4,440,831)
Other non-operating Income (Expense):	(3,333,061)	(5,611,756)
Net Income (Loss)	(11,913,186)	(10,052,587)

Revenues

For the nine months ended March 31, 2020 and 2019, revenues were $1,891,140 and $3,459,511, respectively. The decrease was primarily due to business loss within the stick supply industry.

Cost of goods sold

For the nine months ended March 31, 2020 and 2019, costs of goods sold were $1,181,081 and $2,528,680 respectively. The decrease was primarily due to the business loss within the stick supply industry.

Gross profit

For the nine months ended March 31, 2020 and 2019, gross profit was $710,059 and $930,831, respectively. The decrease was primarily due to the business loss within the stick supply industry.

Operating expenses

For the nine months ended March 31, 2020 and 2019, operating expenses were $9,290,184 and $5,371,662, respectively. The increase was due to the increase of employee stock compensation.

Other non-operating income (expense)

The Company had total other non-operating expense of $3,333,061 and $5,611,756 for the nine months ended March 31, 2020 and 2019, respectively. The decrease in non-operating income is related to the accounting for derivative liabilities.

Net income (loss)

Net loss totaled $11,913,186 for the nine months ended March 31, 2020, compared to a net loss totaling $10,052,587 for the nine-month ended March 31, 2019. The increase was mainly due to the increase of employee stock compensation.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of March 31, 2020, our Company had cash balance of $7,510, current assets totaling $2,268,534 and total assets of $4,724,003. We had current and total liabilities totaling $10,028,019 and $10,315,923, respectively. Stockholders’ equity reflected a deficiency of $59,002,136.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2020 and 2019:

	2020	2019
Cash (used in) provided by:
Operating activities	$(2,509,063)	$(1,504,097)
Investing activities	(700,000)	(297,154)
Financing activities	3,182,202	1,793,046

Net cash (used in) provided by operating activities was $(2,509,063) for the nine months ended March 31, 2020, and $(1,504,097) for the nine months ended March 31, 2019.

There were $(700,000) and $(297,154) used in investing activities during the nine months ended March 31, 2020 and 2019, respectively.

Net cash (used in) provided by financing activities was $3,182,202 for the nine months ended nine months ended March 31, 2020 and $1,793,046 for the nine months ended March 31, 2019.

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

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, the Company issued/cancelled shares as followings:

∙	128,525,706 shares of common stock upon conversion of convertible notes of $298,756

∙	Cancelled 750,001 shares of series B preferred stock for termination of acquisition of BZRTH in total fair value of $10,725,014

∙	Cancelled 448,873,817 shares of common stock for termination of acquisition of BZRTH in total fair value of $21,558,896

∙	Issued 33,542,865 shares of common stock for cash of $191,457

Subsequent to March 31, 2020, the Company issued shares as followings:

∙	192,991,594 shares of common stock upon conversion of multiple convertible notes in total of $181,049

∙	Issued 25,895,621 shares of common stock for cash of $55,000

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

Sugarmade, Inc., a Delaware corporation

May 20, 2020	By:	/s/ Jimmy Chan
Jimmy Chan
CEO, CFO, and Director