Form 10-K
period 2020-06-30
Sugarmade, Inc.
filed 2020-10-16
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number 000-23446

SUGARMADE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3008888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Royal Oaks Dr., Suite 108,
Monrovia, CA	91016
(Address of principal executive offices)	(Zip Code)

(888) 982-1628

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $12,807,404 as of December 31, 2019, the last business day of the registrant’s most recently completed second quarter.

The number of shares of the registrant’s common stock outstanding as of October 16, 2020 was 2,847,120,836.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

Item 1.                Business

General

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly-traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company, Sugarmade, Inc. operates much of its business activities through our subsidiary, SWC Group, Inc., a California corporation (“SWC’’). Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today.

Shares of our common stock are quoted on the OTC Markets, which is a quotation system for early-stage and developing companies. Our trading symbol is “SGMD”. Our corporate website is www.Sugarmade.com.

As of the date of this filing, we are involved in several business sectors and business ventures:

1) The supply of consumable products to the quick-service restaurant sub-sector of the restaurant industry, and as an importer of non-medical personal protection equipment to business and consumers. This business operations, which is called CarryOutSupplies.com, is a producer and wholesaler of custom printed and generic supplies, servicing more than 2,000 quick-service restaurants. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, edible packaging, food containers, soup containers, plastic spoons, and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009. Our products are viewable on our website: www.CarryOutSupplies.com. We have recently expanded the CarryOutSupplies.com operation to include non-medical personal protective equipment, which we also offer via our website. Additional information on CarryOutSupplies.com is provided in the “Business” section, of this filing. Additionally, please reference our section “Risks to our Business”, provided in this filing for an outline of the risk factors associated with this business operation.

2) As an investor in the Budcars licensed cannabis delivery service brand (“Budcars”) and as a joint owner and joint operator in Budcar’s first operating location in Sacramento, California. During early 2020, the Company gained a 40% stake in the Budcars Brand and in the Sacramento delivery operations via acquiring a 40% stake in Indigo Dye Group (“Indigo”). Under the terms of the agreement with Indigo, Sugaramade acquired an option to purchase an additional 30% interest in Budcars, upon which will provide the Company with a controlling interest. As of the date of this filing, the option has not yet been exercise and the Company’s stake in Budcars is at 40%. Additional information on markets in which Budcars operates is provided in the “Business” section, of this filing. Reference our section “Risks to our Business”, provided in this filing for an outline of the risk factors associated with this business operation.

3) The Company is in process of expanding its business to include the licensed and regulated cultivation of cannabis. On September 28, 2020, the Company and LMK Capital LLC (“LMK”) entered into a lease agreement where LMK agreed to lease to the Company five acres located in Northern California. The property is owned by LMK. Jimmy Chan, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and majority stockholder of the Company, is the majority owner of LMK. This transaction is considered at Related Party transaction under SEC Regulation SK. The Company plans to cultivate cannabis on the property which it will market as both white-label and branded cannabis products; also likely to be distributed through the BudCars Cannabis Delivery Service. Sugarmade is currently Company preparing the required documentation to apply for approval for construction of greenhouses, processing building, and other licenses as may be required. This new business for the Company, is still in the formative stages and has yet to produce any revenues. There is no assurance the operation will produce any revenues or profits for the Company. Additional information on markets targeted for this business operation is provided in the “Business” section, of this filing. Reference our section “Risks to our Business”, provided in this filing for an outline of the risk factors associated with this proposed business operation.

4) We have also entered into an option agreement for lease arrangement for a property in Sacramento, California, which is planned as a licensed cannabis cultivation facility.  Under the terms of the agreement, the Company will apply for State of California and local jurisdiction permits and licenses to use the location as a cannabis cultivation site.  Upon granting of all licenses and permits, the lease will commence.  The Company is still undergoing licensing and permitting review; thus operations relative to this site have not yet begun. There is no guarantee that the Company will commence using this location as a cannabis cultivation site. In addition, there is no guarantee that, if this occurs, the business line will be successful.

Government Regulations

Our business lines are not directly affected by government regulations, however, the Bud Cars line of business is highly dependent upon demand for cannabis products and therefore could be affected by governmental regulations of cannabis products.

Environmental

We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We continually assess our compliance status and management of environmental matters to ensure our operations are in substantial compliance with all applicable environmental laws and regulations. Investigation, remediation, operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations.

Employees and Consultants

As of June 30, 2020, the Company had approximately 8 full and part-time workers and 5 independent contractors .

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

Item 1A. Risk Factors

RISK FACTORS

Cautionary Statements

The discussions and information in this Annual Report on Form 10-K may contain both historical and forward-looking statements. To the extent that the Annual Report on Form 10-K contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of our business, please be advised that our actual financial condition, operating results, and business performance may differ materially from that projected or estimated by us in forward-looking statements. We have attempted to identify, in context, certain of the factors we currently believe may cause actual future experience and results to differ from our current expectations.

RISKS RELATED TO OUR BUSINESS

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern.

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. Our auditors, L&L CPAs, have indicated in their report on the Company’s financial statements for the fiscal year ended June 30, 2020, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and substantial decline in our working capital. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding, continued growth, improved operating margins and our ability to profitably meet service commitments. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the recent COVID-19 outbreak.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. The slow-down in the global economy and the reduced levels of international and domestic travel experienced since the beginning of January would affect our business adversely. The Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

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

For the fiscal year ended June 30, 2020 we incurred an operating loss of $21,534,562. For the fiscal year ended June 30, 2019, we incurred an operating loss of $4,915,077. At June 30, 2020 we had an accumulated deficit of $68,703,772. Although we have generated substantial revenues, they are insufficient to make the Company profitable. We plan to increase our expenses associated with the development of our business. There is no assurance we will be able to derive revenues from the development of our business to successfully achieve positive cash flow or that our business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

We do not have sufficient cash on hand.

As of June 30, 2020, we had $441,004 cash on hand. These cash resources are not sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations. We estimate that within the next 12 months we will need at least $5,000,000 in cash from either investors or operations. While we intend to engage in several equity or debt financings, there is no assurance that these will actually occur. Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests. You should recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

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

The lack of available and cost-effective directors and officer’s insurance coverage in our industry may cause us to be unable to attract and retain qualified executives, and this may result in our inability to further develop our business.

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

Since the commerce in cannabis, as not strictly defined in the 2018 Farm Bill, is illegal under federal law, federally most chartered banks will not accept for deposit funds from businesses involved with cannabis. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our customers to operate. There does appears to be recent movement to allow state-chartered banks and credit unions to provide banking to the industry, but as of the date of this report there are only nominal entities that have been formed that offer these services. Further, in a February 6, 2018, Forbes article, United States Secretary of the Treasury, Steven Mnuchin, is reported to have testified that his department is “reviewing the existing guidance.” But he clarified that he doesn’t want to rescind it without having an alternate policy in place to address public safety concerns.

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

Section 280E of the Internal Revenue Code of 1986, as amended, prohibits businesses from deducting certain expenses associated with trafficking-controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

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

Our shares of Common Stock are deemed to be “penny stock” as that term is defined in Rule_3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Penny stocks are stocks: (a) with a price of less than $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 240.15g(c)2 promulgated under the Exchange Act require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our shares of Common Stock are urged to obtain and read such disclosure carefully before purchasing any shares of Common Stock that are deemed to be “penny stock”.

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

Costs and expenses of being a reporting company under the Exchange Act may be burdensome and prevent us from achieving profitability

As a public company, we are subject to the reporting requirements of the Exchange Act, and parts of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

The trading market for our common stock is limited.

We are quoted on the OTC Markets Group’s OTCQB market tier under the trading symbol “SGMD”. This may result in limited shareholder interest and hence lower prices for our common stock than might otherwise be obtained.

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

As a public company, we are required to maintain internal control over financial reporting for each of our fiscal years and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting, provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemptions provided under federal laws. Management has presently concluded that our internal control over financial reporting is not effective and has reported such conclusions in management’s report in this annual report on Form 10-K. In the event that the Company’s status with the SEC changes to that of an accelerated filer from a smaller reporting company, our independent registered public accounting firm will be required to attest to and report on our management’s assessment of the effectiveness of our internal control over financial reporting. Under such circumstances, even if our management concludes that our internal control over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment, or may issue a report that is qualified, if it is not satisfied with our controls, or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Shareholders and investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, we could become subject to investigations by the Securities and Exchange Commission (the “SEC”), or other regulatory authorities, which could require additional financial and management resources and could damage our reputation and diminish the value of our brand name.

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

Our shares of Common Stock are considered to be “penny stocks” as the SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock,” to include any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share and because they are not registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks and that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

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

Our warehouse along with some office space is located at 20529 East Walnut Drive North, Diamond Bar, California, where we lease approximately 11,627 square feet of combined space. The lease term is for five years and two months ending on April 30, 2025. The current monthly rental payment for the facility is $13,022.

On September 28, 2020, the Company and LMK Capital LLC (“LMK”) entered into a Residential Lease (the “Lease”) pursuant to which LMK agreed to lease to the Company five acres located in Northern California and owned by LMK (the “Property”). Jimmy Chan, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and majority stockholder of the Company, is majority owner of LMK.

The term of the Lease begins on October 1, 2020 and ends on September 30, 2023; provided, however, that at the end of the term, the Lease will continue on a month-to-month basis. in the Pursuant to the terms of the Lease, the Company will pay rent in the amount of $20,000 per month. The Lease also provides that the Company will pay a $250,000 security deposit to LMK. Pursuant to the terms of the Lease, the monthly rent will increase to $0.50 per sq. ft. on cultivation area upon approval of certificate of occupancy with a 3% increase each subsequent year.

The Company intends to operate a regulated and licensed cannabis cultivation business on the Property.

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

Item 3. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of the date of this filing, there were no legal claims currently pending or, to our knowledge, threatened against our Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows, except as follows:

●	Outstanding Litigation On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two (2) notes of approximately $80,000. As of the date of this filing, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.
●	On August 13, 2019, a lawsuit was filed against the Company for unpaid legal fees of $50,000 which originated from the Company’s former chairman and CEO. The Company was served in or around September 2019. The Company entered into a sentiment and owes a remaining total of $30,000, payable at the rate of $10,000 per month under this agreement.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000,000 shares of common stock, par value $0.001 per share. As of October 11, 2020, there were 2,847,120,836 shares of common stock issued and outstanding, which were held by 254 holders of record. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share.

As of June 30, 2020, the Company had 2,000,000 shares of Series A preferred stock issued and outstanding.

On October 8, 2019, the Company filed a certificate of designation of Series B Senior Preferred Stock. The number of shares initially constituting the Series B Senior Preferred Stock shall be Five Million (5,000,000). Each share of Series B Senior Preferred Stock shall be convertible into One Thousand (1,000) shares of Common Stock.

As of October 11, 2020, 2,541,500 shares of Series B senior preferred stock were issued and outstanding.

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

The following table sets forth the high and low bid prices per share of our common stock by OTC Markets for the periods indicated. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

For the year ended June 30, 2019	High	Low
Fourth Quarter	$0.06	$0.03
Third Quarter	$0.10	$0.04
Second Quarter	$0.15	$0.09
First Quarter	$0.18	$0.09

For the year ended June 30, 2020	High	Low
Fourth Quarter	$0.007	$0.002
Third Quarter	$0.013	$0.004
Second Quarter	$0.022	$0.012
First Quarter	$0.034	$0.011

October 12, 2020, the closing price of our common stock on the OTCQB was $0.0016, with a total of 18,341,100 shares traded.

Transfer Agent

Our transfer agent is West Coast Stock Transfer, Inc. of Encinitas, California; Telephone (619) 664-4780.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

Convertible Notes

On July 3, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% discount of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully repaid by cash.

On July 30, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $162,000 (includes $7,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% discount of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

On August 14, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $153,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 65% of the average of lowest two closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

On August 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $37,500 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

On August 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $25,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

On September 23, 2019, the Company entered a warrant settlement agreement to exchange convertible promissory note for a total amount of $200,000. The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully settled by $127,321 of cash and 18,181,818 shares of common stock.

On September 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $165,000 (includes $16,250 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

On September 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $165,000 (includes $16,250 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2020, the note holder converted $50,000 principal with $2,992 interest expense into 56,007,062 shares of the Company’s common stock. As of June 30, 2020, the remaining note balance was $115,000.

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

On November 14, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

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

On April 24, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $75,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date.

On June 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $36,300 (includes $3,300 OID and $3,000 Legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

On June 18, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $36,300 (includes $3,300 OID and $3,000 Legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Shares of Common Stock

Subsequent to June 30, 2020, the Company issued 138,461,538 shares of common stock for cash in total amount of $690,287.

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

Purchase of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended June 30, 2020.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward- looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K. See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

Results of Operations

The following table sets forth the results of our operations for the years ended June 30, 2020 and 2019. Certain columns may not add due to rounding.

	For the years ended June 30
	2020	2019
Revenues, net	4,362,585	4,637,644
Cost of goods sold:	2,851,940	3,368,659
Gross margin	1,510,645	1,268,985
Operating Expense	13,636,211	6,184,062
Loss from operations	(12,118,367)	(4,915,077)
Non-operating income (expense):	(9,408,994)	(7,314,073)
Net Income (Loss)	(21,534,562)	(12,229,151)
Less: net loss attributable to the noncontrolling interest	(195,416)	—
Net Loss attributable to SugarMade Inc.	(21,339,146)	(12,229,151)

Revenues

For the years ended June 30, 2020 and 2019, revenues were $4,362,585 and $4,637,644 respectively. The decrease was primarily due to COVID 19 crisis which had significant impact on the restaurant supply industry.

Cost of goods sold

For the years ended June 30, 2020 and 2019, cost of goods sold were $2,851,940 and $3,368,659 respectively. The decrease was primarily due to COVID 19 crisis which had significant impact on the restaurant supply industry.

Gross Profit

For the years ended June 30, 2020 and 2019, gross profit was $1,510,645 and $1,268,985, respectively. The increase was primarily due to the higher margin from Indigo dye business. The gross profit margin was 34.63% and 27.36%, respectively, for the years ended June 30, 2020 and 2019.

Selling, general and administrative, expenses

For the years ended June 30, 2020 and 2019, selling, general and administrative expenses were $13,636,211 and $6,184,062 respectively. The increase was attributable to issuing of the common stock compensation expenses for employees, legal, and consulting fees.

Non-operating income expenses

The Company had total non-operating expense of $9,408,994 and $7,314,073 for the years ended June 30, 2020 and 2019, respectively. The increase in non-operating income is related to the accounting for derivative liabilities.

Net loss

Net loss totaled $21,534,562 for the year ended June 30, 2020, compared to a net loss of $12,229,151 for the year ended June 30, 2019. The increase was attributable to issuing all of the stock compensation expenses for employees, legal, and consulting fees.

Outstanding Litigation

The Company is a plaintiff, in Contra Costa County, California, in a suit against Diversified Products Group Inc. (DPG), including its former employees and Chairman of the Company. The matter has been settled and is pending dismissal of the entire action.

Outstanding Litigation On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two (2) notes of approximately $80,000. As of the date of this filing, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

On August 13, 2019, a lawsuit was filed against the Company for unpaid legal fees of $50,000 which originated from the Company’s former chairman and CEO. The Company was served in or around September 2019. The Company entered into a sentiment and owes a remaining total of $30,000, payable at the rate of $10,000 per month under this agreement.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

Related Party Transactions

On July 7, 2016, SWC received a loan from the same employee indicated above for $15,000 and during the fiscal year the total advance to the company was $29,256. The amount of the loan bears no interest. As of June 30, 2020, the balance of the loan is zero.

On January 23, 2013, SWC received a loan from an employee for $40,000. The amount of loan bears no interest. As of June 30, 2020, the balance of loan is $15,427.

Leverage Ratio

Due to net losses from the previous years, the Company’s insolvency is a result of their stockholder’s deficiency. Total liabilities amounted to $12,645,933 and the company’s stockholders’ deficiency was $9,138,873, resulting in a Debt to Equity ratio of -1.38:1.

Going Concern

The Company sustained continued operating losses during the years ended June 30, 2020 and 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, loans and convertible notes payable. As of June 30, 2020, our Company had a cash balance of $441,004, current assets of $1,912,659 and total assets of $3,507,062. We had current liability of $11,680,259 and total liabilities of $12,645,933. Stockholders’ deficit reflected of $9,138,873.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2020 and 2019:

Cash (used in) provided by:	2020	2019
Operating activities	$(1,984,876)	$(2,323,231)
Investing activities	(132,494)	(351,395)
Financing activities	2,524,003	2,666,876

Net cash used in operating activities was $1,984,876 for the year ended June 30, 2020, and $2,204,940 for the year ended June 30, 2019. The decrease was attributable to the increased net loss, increased cash outflow on stock compensations, and change in fair value of derivative liability.

Net cash used in investing activities for the year ended June 30, 2020 and 2019 was $132,494 and $351,395, which was for the purchase of fixed assets.

Net cash provided by financing activities totaled $2,524,003 for the year ended June 30, 2020. Net cash provided by financing activities totaled $2,666,876 for the year ended June 30, 2019. The decrease in cash inflow in 2020 was mainly due to decreased proceeds from selling of common shares.

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

Revenue Recognition

Background on FASB’s Development of New Revenue Recognition Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $134,517 as of June 30, 2020 and of $218,145 as of June 30, 2019.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed principally using accelerated and straight-line methods using lives of 5 years for machine and equipment, 2-5 years for vehicles, 3-5 years for production, and 1.5-5 years for land improvements.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended June 30, 2020 and 2019.

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

Loss Per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. As of June 30, 2020, there are approximately 1,974,584,090 potential shares issuable upon conversion of convertible debts and PPM, and 10,578,880 shares of warrants were excluded in calculating diluted loss per share for the year ended June 30, 2020 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of June 30, 2020.

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

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives.

In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract.

The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities that meet the definition of an SEC filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are still evaluating the impact this guidance will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2020 and 2019 nor at any time during the years then ended.

Item 8. Financial Statements and Supplementary Data

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sugarmade, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sugarmade, Inc. and Subsidiary (“the Company”) as of June 30, 2020 and 2019 and the related statements of operations, stockholders’ deficit, cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements)for the years ended June 30, 2020 and 2019. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

October 15, 2020

We have served as the Company's auditor since March 2018.

Sugarmade, Inc. and Subsidiary

Consolidated Balance Sheets

Assets	As of June 30,
Current Assets:	2020	2019
Cash	$441,004	$34,371
Accounts Receivables, Net	134,517	218,145
Inventory, Net	679,471	356,285
Loan Receivable, current	1,365	85,533
Loan Receivable – related parties, current	122,535	—
Other Current Assets	263,404	2,719,875
Right of use assets, current	270,363	—

Total Current Assets	1,912,659	3,414,209

Equipment, Net	499,047	476,585
Intangible Assets	9,800	11,200
Other Assets	54,163	23,970
Loan Receivable – related parties, noncurrent	196,000
Right of use assets	835,392	—
Advanced to Investments	—	18,000,000

Total Assets	$3,507,062	$21,925,965
Liabilities and Stockholders’ Deficit
Current Liabilities:
Note Payable Due to Bank	25,982	25,982
Accounts Payable and Accrued Liabilities	1,583,228	1,431,379
Customer Deposits	466,337	287,789
Customer Overpayment	47,890	42,307
Unearned Revenue	53,248	61,672
Other Payables	691,801	420,450
Accrued Interest	494,740	507,218
Accrued Compensation and Personnel Related Payables	35,361	24,528
Note Payable – Current	20,000	20,000
Note Payable – Related Parties, Current	15,427	18,000
Lease Liability – Current	372,285	—
Loan Payable, current	319,314	214,585
Loan Payable – Related Parties, Current	35,943	30,000
Convertible Note Payables, Net, Current	1,740,122	1,046,909
Derivative Liabilities	5,597,095	2,991,953
Warrant Liabilities	79,910	24,658
Share to Be Issued	101,577	100,000

Total Current Liabilities	11,680,260	7,247,431

Loan Payable	197,946	—
Lease Liability	767,729	—

Total Liabilities	12,645,935	7,247,431

Stockholders’ Deficit:
Preferred Stock, $0.001 Par Value, 10,000,000 Shares Authorized, 3,541,500 and 2,000,000 Shares Issued and Outstanding at June 30, 2020 and June 2019, respectively	3,542	2,000
Common Stock, $0.001 Par Value, 10,000,000,000 Shares Authorized, 1,763,277,230 and 697,608,570 Shares Issued and Outstanding at June 30, 2020 and 2019	1,763,278	697,610
Additional Paid-In Capital	57,307,767	61,038,875
Common Stock Subscribed	236,008	—
Shares to Be Issued, Common Shares	—	29,000
Accumulated Deficit	(68,438,332)	(47,088,950)
Total Stockholders’ Deficit	(9,127,737)	(14,678,534)
Non-Controlling Interest	(11,136)	—
Total Stockholders’ Deficit of Sugarmade Inc.	(9,138,875)	(14,678,534)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,507,062	$21,925,965

The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended June 30,
	2020	2019
Revenues, Net	$4,362,585	$4,367,644

Cost of Goods Sold	2,851,940	3,368,659

Gross Profit	1,510,645	1,268,985

Selling, General and Administrative Expenses	1,734,830	1,627,713
Advertising and Promotion Expense	430,141	203,213
Marketing and Research Expense	514,394	44,883
Professional Expense	1,128,896	848,158
Salaries and Wages	572,683	337,609
Stock Compensation Expense	9,255,277	3,122,486
Total Selling, General and Administrative Expenses	13,636,221	6,184,062

Loss From Operations	(12,125,567)	(4,915,077)

Non-Operating Income (Expense):
Interest Expense	(1,613,044)	(1,418,754)
Warrant Expense	(119,526)	15,742
Change in Fair Value of Derivative Liabilities	(1,442,295)	(4,191,727)
Stock Based Compensation		—
Amortization of Debt Discount	(3,823,500)	(1,026,324)
Bad Debt	(240,157)	—
Debt Forgiveness	590,226	(298,510
Other Income (Expense)	3,064	34,473
Gain on debt conversion	(184,626)	8,763
Loss on settlement	(393,135)	(432,495)
Loss on Impairment	(2,066,958)	—
Loss on asset disposal	(119,044)	(5,242)

Total Non-Operating Income (Expense)	(9,408,994)	(7,314,073)

Income Tax Expense	—	—

Net Loss	(21,534,562)	$(12,229,151)

Less: net loss attributable to the noncontrolling interest	(195,416)	—
Net loss attributable to SugarMade Inc.	(21,339,146)	(12,229,151)

Basic Net Income (Loss) Per Share	$(0.02)	$(0.02)
Diluted Net Income (Loss) Per Share	$(0.02)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding*	939,171,416	496,507,241

*	Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share.

 The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common stock		Additional paid-in	Shares to be issued, preferred	Common Stock	Shares to be issued, common	Accumulated	Non Controlling	Total Shareholders'
	Shares	Amount	Shares	Amount	capital	shares	Subscribed	shares	deficit	Interest	Equity
Balance at June 30, 2017	—	$—	226,734,372	$226,735	$20,768,187	$2,000,000	$—	$467,996	$(28,563,409)	$—	$(5,100,492)
Shares issued for debts settlement	—	—	12,754,812	12,755	272,661	—	—	—	—	—	285,416
Reclass Derivative liability from conversion	—	—	—	—	509,323	—	—	—	—	—	509,323
Initial valuation of BCF	—	—	—	—	125,642	—	—	—	—	—	125,642
Shares issued for compensation	—	—	4,736,842	4,737	175,263	—	—	—	—	—	180,000
Shares issued for debts settlement	—	—	737,748	738	20,656	—	—	—	—	—	21,394
Share issued for Cash	—	—	1,171,429	1,171	80,829	—	—	—	—	—	82,000
Net Loss	—	—	—	—	—	—	—	—	(6,296,390)	—	(6,296,390)
Balance at June 30, 2018	—	—	246,135,203	$246,136	$21,952,561	$2,000,000	$—	$467,996	$(34,859,799)	$—	$(10,193,106)
Shares issued for debts settlement	—	—	8,658,685	8,659	717,426	—	—	(60,166)		—	665,918
Reclass Derivative liability from conversion	—	—	—	—	7,335,771	—	—	—	—	—	7,335,771
Shares issued for conversions	—	—	121,332,262	121,332	2,661,905	—	—	—	—	—	2,783,237
Initial valuation of BCF	—	—	—	—	149,143	—	—	—	—	—	149,143
Share issued for Cash	—	—	14,842,857	14,843	500,157	—	—	(125,000)		—	390,000
Shares issued for service compensation	—	—	96,639,563	96,640	6,757,834	—	—	(253,830)		—	6,600,643
Shares issued for LOI	—	—	10,000,000	10,000	1,165,000	—	—	—	—	—	1,175,000
Shares issued for Award - Bizright	—	—	200,000,000	200,000	17,800,000	—	—	—	—	—	18,000,000
Shares issued for EB-5	2,000,000	2,000	—	—	1,998,000	(2,000,000)	—	—	—	—	—
Option for Service	—	—	—	—	1,080	—	—	—	—	—	1,080
Net Loss	—	—	—	—	—	—	—	—	(12,229,151)	—	(12,229,151)
Balance at June 30, 2019	2,000,000	2,000	697,608,570	$697,610	$61,038,875	$—	$—	$29,000	$(47,088,950)	$—	$14,678,534

Share issued for cash	—	—	138,461,538	138,462	551,817	—	236,008	—	—	—	926,287
Shares issued for conversions note of principal and interest	—	—	1,077,643,486	1,077,642	971,128	—	—	—	—	—	2,048,771
Reclass Derivative liability from conversion	—	—	—	—	2,819,825	—	—	—	—	—	2,819,825
Share issued for warrant exercises	—	—	28,381,818	28,382	(14,249)	—	—	—	—	—	14,133
Option granted	—	—	—	—	118,750	—	—	—	—	—	118,750
Share issued for services compensation	415,000	415	1,500,000	1,500	5,945,835	—	—	—	—	—	5,947,750
Share issued for officer's compensation	1,126,500	1,127	—	—	2,927,773	—	—	—	—	—	2,928,900
Shares issued for debts settlement	—	—	19,181,818	19,182	300,273	—	—	(29,000)	—	—	290,455
Initial valuation of BCF	—	—	—	—	449,301	—	—	—	—	—	449,301
Shares issued/cancelled for Award - Bizright	—	—	(199,500,000)	(199,500)	(17,786,542)	—	—	—	—	—	(17,986,042)
Indigo & Budcars Investment	—	—	—	—	169,262	—	—	—	—	—	169,262
Changes in non-controlling interest	—	—	—	—	(184,280)	—	—	—	—	184,280	—
Cumulative effect of ASU 2016-02		—	—	—	—	—	—	—	(10,236)	—	(10,236)
Net Loss	—	—	—	—	—	—	—	—	(21,534,562)	(195,416)	(21,577,533)
Balance at June 30, 2020	3,541,500	3,542	1,763,277,230	$1,763,278	57,307,767	$—	$236,008	$—	$(68,438,331)	$(11,136)	$(9,138,871)

 The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the year ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,339,146)	$(12,229,151)
Non-controlling interest	(195,416)	—
Adjustments to reconcile net loss to cash flows from operating activities:
Excess of debt discount	449,301	149,143
Loss on settlement	393,135	295,963
Gain on debt forgiveness	590,226	(16,649)
Amortization of debt discount	3,823,500	1,026,324
Stock based compensation	9,225,076	4,280,136
Change in fair value of derivative liability	2,109,930	4,040,237
Change in exercise of warrant	119,525	(15,742)
Depreciation	110,032	71,390
Amortization of intangible assets	1,400	—
Impairment loss	2,066,958	—

Changes in assets and liabilities:
Accounts receivable	83,628	235,478
Inventory	(323,186)	173,915
Prepayment, deposits and other receivables	403,471	(788,308)
Loan receivable	—	72,339
Other assets	(30,193)	14,781
Accounts payable and accrued liabilities	423,199	108,581
Customer deposits	184,131	587
Unearned revenue	(8,424)	(48,470)
Right of use assets	(650,165)	—
Lease liability	674,188	—
Interest Payable	(96,046)	306,214

Net cash used in operating activities	(1,984,876)	(2,323,231)

Cash flows from investing activities:
Payment for property and equipment	(132,494)	(351,395)

Net cash used in investing activities	(132,494)	(351,395)

Cash flows from financing activities:
Proceeds from shares issuance	690,280	100,000
Loan receivable	84,168	—
Loan receivable - related parties	(318,535)	—
Proceeds from advanced shares issuance	136,000	205,000
Proceeds (Repayment) from(to) loans - related parties	5,943	—
Proceeds from convertible notes	1,626,045	2,330,500
Payment to Note payable-related parties	(2,573)	(5,000)
Proceeds (Repayment) from(to) loans	302,675	36,376

Net cash provided by financing activities	2,524,003	2,666,876

Net increase (decrease) in cash	406,633	(7,750)

Cash paid during the period for:
Cash, beginning of period	34,371	42,121
Cash, end of period	$441,004	$34,371
Cash paid interest	47,614	—
Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	1,959,497	564,051
Reduction in derivative liability due to conversion	2,819,825	7,335,771
Debt discount related to convertible debt	3,315,037	2,783,235
Debts settled through shares issuance	229,000	3,217,870
Shares issued for advanced payments	—	2,641,000
Shares issued for warrant exercise	28,381	—
CS issued for reward to Bizright	(32,291,060)	—
CS cancelled to terminate Bizright Acquisition	32,283,910	—
Reclassification from prepaid deposit to BZRTH investment	(883,958)	—
Advanced to investment	—	18,000,000

 The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1.                   Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company’’) is a publicly traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company, Sugarmade, Inc. operates much of its business activities through our subsidiary, SWC Group, Inc., a California corporation (“SWC’’).

Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today. As of June 30, 2020, we were involved in two businesses including the supply of products to the quick service restaurant sub-sector of the restaurant industry and as an importer, distributor and marketer of hydroponic supplies to various agricultural sectors. We had previously been a marketer of culinary seasoning products Seasoning Stix and Sriracha Seasoning Stix and a marketer of tree-free paper products. These products were discontinued during 2018 in order to focus the majority of our corporate resources on the marketing of hydroponic supplies.

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

In December 2017, the Company entered into a master marketing agreement with BizRight, LLC (“BizRight”), a leading marketer and manufacturer of hydroponic growth supplies, which offers a range of hydroponics-related products including: HPS grow lights, electronic ballasts, HPS Bulbs, nutrient mixes, environmental control products, pH measurement and calibration solutions and other grow and storage products. BizRight operates the ZenHydro.com website and other e-commerce properties, and sells various products to distributors and retailers. On April 11, 2018, the same rights under the master marketing agreement were assigned to BZRTH. On February 5, 2019, the Company exercised its option to acquire BZRTH and the transaction closed on October 30, 2019. On January 15, 2020, the Company entered into a Rescission and Mutual Release Agreement (“Agreement”) with each of the parties agreeing to rescind the transaction and return all consideration exchanged pursuant to the Stock Exchange Agreement.

On February 7, 2020, the Company entered into a share sale and purchase agreement with Indigo Dye Group Corp. ("Indigo"). Indigo carries on business as a cannabis delivery business under the name BudCars and the Company has an interest in making an investment in Indigo in order to further its corporate growth goals. Pursuant to the terms of the share sale and purchase agreement:

Sugarmade agreed to invest $700,000 (the “Investment”) into Indigo for inventory, equipment, and marketing expenses. The Investment shall be made in twelve monthly equal installments of $58,333 with the acceleration of the payment schedule possible depending on business growth, cash flow needs and capital availability.

Sugarmade receive a 40% of Indigo’s issued shares. The value used for this transaction is $1,750,000. In the event that the Company is not able to make a payment of $58,333 in any month, it will have 90 days to cure the default. On the 91st day the investment plan will cease and the amount of invested capital will be calculated based on an enterprise value of $1,750,000 or $17,500 per 1% of owned equity.

In addition, subject to the terms and conditions of the share purchase agreement (option provisions), the Company may acquire an additional 30% interest in Indigo. Upon exercise of the option, the Company will obtain control over Indigo.

Since late May 2020, the Company has been actively involved in development of Indigo’s operations with power to direct the activities and significantly impact Indigo’s economic performance. The Company also has obligations to absorb losses and right to receive benefits from Indigo. As such, in accordance with ASC 810-10-25-38A through 25-38J, Indigo is considered an VIE of the Company.

2.                   Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of consolidation

The consolidated financial statements include the accounts of our Company, its wholly-owned subsidiary, SWC Group Inc., and Indigo Dye Group Corp., a variable interest entity (“VIE”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company's financial statements. Capital lease classification resulted in a liability that was recorded on a company's balance sheet, whereas operating leases did not impact the balance sheet. Since the Company elected not to recast the prior year financial statements, $455,590 of operating lease right-of-use asset and $465,826 of operating lease liabilities were not retroactively reflected to June 30, 2019 financial statements after the new adoption, and $1,105,755 of operating lease right-of-use asset and $1,140,041 of operating lease liabilities were reflected to June 30, 2020 financial statements due to the Company entered into new lease contracts during the year ended June 30, 2020.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2020, there was 2,066,958 impairment loss of its long-lived assets.

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

We adopted the provisions of ASC 740 as of October 2, 2008 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. We have identified the U.S. federal and California as our ‘major’ tax jurisdictions and generally, we remain subject to Internal Revenue Service examination after our 2013 U.S. federal income tax returns. However, we have certain tax attribute carryforwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have not taken any uncertain positions that would necessitate recording of tax related liability as of June 30, 2020 and 2019.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting’’, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company’s financial statements as substantially all of its operations are conducted in three industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts approx. 42% of the Company’s revenues; (2) Non-medical supplies such as non-medical fascial mask, which accounts approx. 25% of the Company’s total revenues; (3) Cannabis products delivery service and sales, which accounts approx. 33% of the Company’s total revenues.

New accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company have adopted this ASU on the consolidated financial statements in the quarter ended September 30, 2019.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

Prior period reclassification

Certain prior period balance sheet accounts have been reclassified in conformity with current period presentation including reclassification of $4,000 from derivative liability to warrant liability. The reclassification had no effect to the company’s consolidated statement of operations, statement of cash flow or statement of shareholder’s equity.

3.                   Concentration

Customer

For the year ended June 30, 2020, our Company earned net revenues of $4,362,585. The company does not have any concentration of revenue with any customer that represent over 10% of overall revenue. The highest revenue from (2) customers accounted for 5.90% and 5.1% respectively, as percentage of overall revenue for the year ended June 30, 2020.

For the year ended June 30, 2019, our Company earned net revenues of $4,347,644. The company does not have any concentration of revenue with any customer that represent over 10% of overall revenue. The highest revenue from (2) customers accounted for 7.90% and 7.69% respectively, as percentage of overall revenue for the year ended June 30, 2019.

Suppliers

For the year ended June 30, 2020, we purchased products for sale by the company’s subsidiaries from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 25.5% and 16.20% of the Company’s total inventory purchase for the year ended June 30, 2020, respectively.

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

Concentration of risk

The Company sells non-medical facial mask during the year ended June 30, 2020, which accounts approx. 25% of the total revenue of the Company for the year ended June 30, 2020. Because of the demanding of non-medical facial mask is declining, the masks are not selling at a profitable price, and the sales of the non-medical facial mask may decrease in the future.

4.                   Equity Transaction – Exclusive License Rights

During December 2017, the Company entered into a master marketing agreement with BizRight, LLC, a leading marketer and manufacturer of hydroponic growth supplies, which offers a range of hydroponics-related products including: HPS grow lights, electronic ballasts, HPS Bulbs, nutrient mixes, environmental control products, pH measurement and calibration solutions and other grow and storage products. BizRight operates the ZenHydro.com website and other e-commerce properties, and sells various products to distributors and retailers. On April 11, 2018, the same rights under the master marketing agreement were assigned to BZRTH Inc. On February 5, 2019, the Company exercised its option to acquire BZRTH and the transaction closed on October 30, 2019. On January 15, 2020, the Company entered into a Rescission and Mutual Release Agreement (“Agreement”) with each of the parties agreeing to rescind the transaction and return all consideration exchanged pursuant to the Stock Exchange Agreement.

5.        VIE

On February 7, 2020, the Company entered into a share sale and purchase agreement with Indigo Dye Group Corp. ("Indigo"), a corporation located in Sacramento, California. Indigo carries on business as a cannabis seller and delivery business under the name BudCars. The major Cannabis Products include Flower, Edibles, Vape Cartridges, Pre-Rolls, & Concentrates, etc. All the prodicuts are finished goods. In addition, Indigo is operating a non-store front retail delivery business (Type-9 License# C9-0000286) in California.

The Company has an interest in making an investment in Indigo in order to further its corporate growth goals. All the parties agree as follows:

The Company will invest Seven Hundred Thousand Dollars ($700,000) (the “Investment”) into Indigo for inventory, equipment, and marketing expenses. The Investment shall be made in twelve monthly equal installments of $58,333 with the acceleration of the payment schedule possible depending on business growth, cash flow needs and capital availability.

The Company will receive a Forty Percent (40%) of the issued shares in Indigo Dye. upon execution of the final agreement. The value used for this transaction is $1,750,000 and each percentage (1%) of the company is worth $17,500. In the event that the Company is not able to make a payment of $58,333 in any month, it will have 90 days to cure the default. on the 91st day the investment plan will cease and the amount of invested capital will be calculated based on an enterprise value of $1,750,000 or $17,500 per 1% of owned equity.

In addition, subject to the terms and conditions of the share purchase agreement (three years option provisions), the Company will take considerations to acquire an additional 30% interest in Indigo. Upon exercise of the option, the Company will obtain control over Indigo.

Since late May 2020, the Company has been actively involved in development of Indigo’s operations with power to direct the activities and significantly impact Indigo’s economic performance. The Company also has obligations to absorb losses and right to receive benefits from Indigo. As such, in accordance with ASC 810-10-25-38A through 25-38J, Indigo is consolidated as an VIE of the Company.

Presented below are condensed financial position data and operating results of the Indigo’s business segments for the four months ended June 30, 2020.

As of June 30, 2020
Current Assets	647,554
Non-Current Assets	94,017
Total Assets	741,571

Total Liabilities	389,349
Total Equity	352,222
Total Liabilities & Equity	741,571

Gross Profit	656,933

Expense	923,139

Net Loss	280,604

6.                   Litigation

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

●	Outstanding Litigation On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two (2) notes of approximately $80,000. As of the date of this filing, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

●	On August 13, 2019, a lawsuit was filed against the Company for unpaid legal fees of $50,000 which originated from the Company’s former chairman and CEO. The Company was served in or around September 2019. The Company entered into a sentiment and owes a remaining total of $30,000, payable at the rate of $10,000 per month under this agreement.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

7. Cash

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

8. Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable, net of allowance, of $134,517 and $218,145 as of June 30, 2020 and 2019, respectively; and allowance for doubtful accounts of $447,498 and 412,666 as of June 30, 2020 and 2019, respectively.

9. Loan Receivable

Loan receivables amounted $1,365 and $85,533 as of June 30, 2020 and 2019, respectively. Loan receivables are mainly advanced payments to the other companies.

10. Loan Receivable – Related Parties

Loan receivables – related parties amounted $122,535 and $0 as of June 30, 2020 and 2019, respectively. Loan receivables – related parties are mainly advanced payments to the related party companies for business expense.

11. Inventory

Inventory consists of finished goods paper and paper-based products such as paper cups and food containers ready for sale and is stated at the lower of cost or market. We value our inventory using the weighted average costing method. Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract manufacturers to our warehouses. Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative expenses. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence. The total inbound freight costs are $274,475 & $247,263 as of June 30, 2020 and 2019, respectively.

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of June 30, 2020 and 2019, the balance for the inventory totaled $679,471 and $356,285, respectively. $15,445 were reserved for obsolescent inventory for the year ended June 30, 2020, and $14,548 were reserved for obsolescent inventory for the year ended June 30, 2019.

12. Other Current Assets

As of June 30, 2020 and 2019, other current assets consisted of the following:

	For the years ended June 30,
	2020	2019
Prepaid Deposit	$48,483	$2,145,000
Prepaid Inventory	65,449	172,045
Employees Advance	324	16,052
Prepaid Expenses	35,157	358,702
Others	113,991	28,075
Total	$263,404	$2,719,875

13. Intangible Asset

On April 1, 2017, the Company entered into a distribution and intellectual property assignment agreement with Wagner Bartosch, Inc. (“Wagner’’) for use of their Divider’™ used in frozen desserts and other related uses. In lieu of cash payment under the agreement, the Company was obliged to issue common shares of the Company valued at $75,000 for acquiring the use right of the distribution and intellectual property. The Company amortized this use right as intangible asset over ten years, and recorded $1,400 and $1,400 amortization expense for the years ended June 30, 2020 and 2019, respectively.

14. Property, Plant and Equipment

As of June 30, 2020 and 2019, property, plant and equipment consisted of the following:

	June 30, 2020	June 30, 2019
Office and equipment	$739,447	$709,745
Motor vehicles	164,244	96,265
Leasehold Improvement	24,742	21,970
Total	928,163	827,980
Less: accumulated depreciation	(429,116)	(351,395)
Plant and Equipment, net	$499,047	$476,585

For the years ended June 30, 2020 and 2019, depreciation expenses amounted to $110,032 and $71,390, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended June 30, 2020 and 2019.

15. Advanced to Investment

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

As of June 30, 2020 and June 30, 2019, the advanced to investments were $0 and $18,000,000.

16. Unearned Revenue

Unearned revenue amounted $53,248 and $61,672 as of June 30, 2020 and 2019, respectively. Unearned revenues are mainly due to contracts with extended payment terms, acceptance provisions and future delivery obligation.

17. Other Payable

Other payable amounted $691,801 and $420,450 as of June 30, 2020 and 2019, respectively. Other payables are mainly credit card payables and taxes payables. As of June 30, 2020, the Company had 8 credit cards, one American Express is a charge card with no limit and zero interest. The remaining 7 cards had total credit limit of $85,000, and APR from 11.24% to 29.99%.

18. Convertible Notes

As of June 30, 2020 and June 30, 2019, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,740,122 and $1,046,909, respectively.

Convertible notes issued prior to the year ended June 30, 2019 were as follows:

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2020, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2020, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2020, the note is in default.

Convertible note 4: On March 1, 2017, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has been purchased by other investor in total amount of $156,067 with a term of nine (9) months with an interest rate of 10% and is convertible to common shares at a 45% discount to the then current market price of our shares. As of June 30, 2020, the note has been fully converted.

Convertible note 5: On May 17, 2017, the Company entered a convertible promissory note with an investor for a total amount of $1,375,000 (after $10,000 legal and due diligence fee) with an OID of $125,000, the note will be fulfilled through a series of funding. The note is due 12 months after each funding date and bears an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. In connection with the note, the investor will also receive warrants and is calculated based on 15% of the maturity amount. The warrants have a life of four years with exercise price of $0.15 per share and have cashless exercise option. During the three months ended September 30, 2019, the holder exercised 1,766,544 cashless warrant shares into 28,381,818 shares of the Company’s common stock. On September 23, 2019, the remaining warrant shares were settled by exchange $200,000 convertible note with interest of 10% per annum, due on September 23, 2020, with conversion price of 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the original principal balance has been fully converted, the remaining default charge balance of $250,000 has been forgave.

Convertible note 6: On September 20, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $267,500 (includes $5,000 legal fee and an OID of $12,500). The note is due 360 days and bears an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the principal balance of 245,000 has been fully converted into the Company’s common stock.

Convertible note 7: On November 1, 2018, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of June 30, 2020, the note is in default.

Convertible note 8: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of June 30, 2020, the note is in default.

Convertible note 9: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of June 30, 2020, the note is in default.

Convertible note 10: On December 3, 2018, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of June 30, 2020, the note is in default.

Convertible note 11: On December 26, 2018, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $5,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 45% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

Convertible note 12: On January 8, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $105,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 35% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

Convertible note 13: On January 22, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 42% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

Convertible note 14: On January 24, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $53,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 35% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

Convertible note 15: On February 26, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 42% of average three lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

Convertible note 16: On March 4, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $250,000 (includes $7,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

Convertible note 17: On April 2, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully repaid by cash.

Convertible note 18: On April 4, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

Convertible note 19: On May 2, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully repaid by cash.

Convertible note 20: On May 7, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,500 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully repaid by cash.

Convertible note 21: On May 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully repaid by cash.

Convertible note 22: On June 12, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,500 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 58% of average two lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully repaid by cash.

Convertible notes issued during the year ended June 30, 2020 were as follows:

Convertible note 23: On July 3, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% discount of average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully repaid by cash.

Convertible note 24: On July 30, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $162,000 (includes $7,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 40% discount of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

Convertible note 25: On August 14, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $153,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 65% of the average of lowest two closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

Convertible note 26: On August 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $37,500 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

Convertible note 27: On August 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $25,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

Convertible note 28: On September 23, 2019, the Company entered a warrant settlement agreement to exchange convertible promissory note for a total amount of $200,000. The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully settled by $127,321 of cash and 18,181,818 shares of common stock.

Convertible note 29: On September 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $165,000 (includes $16,250 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

Convertible note 30: On September 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $165,000 (includes $16,250 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2020, the note holder converted $50,000 principal with $2,992 interest expense into 56,007,062 shares of the Company’s common stock. As of June 30, 2020, the remaining note balance was $115,000.

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

Convertible note 33: On November 14, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the average three lowest closing bid for the 10 consecutive trading days prior to the conversion date. As of June 30, 2020, the note has been fully converted.

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

Convertible note 47: On April 24, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $75,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date.

Convertible note 48: On June 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $36,300 (includes $3,300 OID and $3,000 legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 49: On June 18, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $36,300 (includes $3,300 OID and $3,000 legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

In connection with the convertible debt, debt discount balance as of June 30, 2020 and June 30, 2019 were $880,879 and $1,189,341, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

As of the year ended June 30, 2020, the Company’s convertible notes consisted of following:

Start Date	End Date	Debt Discount As of 6/30/2019	Addition	Amortization	Debt Discount As of 6/30/2020
9/27/2019	9/25/2019	$—	$148,750	$(113,197)	$35,553
9/27/2019	9/25/2019	$—	$16,250	$(12,366)	$3,884
10/28/2019	10/27/2020	$—	$202,500	$(137,431)	$65,069
10/28/2019	10/27/2020	$—	$23,000	$(15,503)	$7,497
10/28/2019	10/27/2020	$—	$202,500	$(137,431)	$65,069
10/28/2019	10/27/2020	$—	$23,000	$(15,501)	$7,499
11/29/2020	11/30/2020	$—	$95,000	$(55,395)	$39,605
11/29/2020	11/30/2020	$—	$11,150	$(6,502)	$4,648
11/29/2020	11/30/2020	$—	$95,000	$(55,395)	$39,605
11/29/2020	11/30/2020	$—	$11,150	$(6,502)	$4,648
12/10/2019	12/10/2020	$—	$95,000	$(52,691)	$42,309
12/10/2019	12/10/2020	$—	$11,700	$(6,489)	$5,211
12/10/2019	12/10/2020	$—	$95,000	$(52,691)	$42,309
12/10/2019	12/10/2020	$—	$11,700	$(6,489)	$5,211
12/27/2019	12/27/2020	$—	$100,000	$(50,820)	$49,180
12/27/2019	12/27/2020	$—	$12,200	$(6,200)	$6,000
1/3/2020	12/27/2020	$—	$100,000	$(49,861)	$50,139
1/3/2020	12/27/2020	$—	$12,200	$(6,083)	$6,117
1/14/2020	1/14/2021	$—	$147,000	$(67,475)	$79,525
1/14/2020	1/14/2021	$—	$3,000	$(1,377)	$1,623
1/22/2020	1/22/2021	$—	$94,746	$(41,419)	$53,327
1/22/2020	1/22/2021	$—	$3,000	$(1,311)	$1,689
2/4/2020	8/4/2020	$—	$110,000	$(88,846)	$21,154
2/18/2020	8/18/2020	$—	$100,000	$(73,077)	$26,923
3/5/2020	3/5/2021	$—	$122,000	$(39,107)	$82,893
3/5/2020	3/5/2021	$—	$3,000	$(962)	$2,038
4/24/2020	4/24/2021	$—	$73,000	$(13,400)	$59,600
4/24/2020	4/24/2021	$—	$2,000	$(367)	$1,633
6/10/2020	6/10/2021	$—	$30,000	$(1,644)	$28,356
6/10/2020	6/10/2021	$—	$6,300	$(476)	$6,776
6/18/2020	6/18/2021	$—	$30,000	$(986)	$29,014
6/18/2020	6/18/2021	$—	$6,300	$(476)	$6,776
				Total:	$880,879

19.                   Derivative Liabilities

The derivative liability is derived from the conversion features in note 8 and stock warrant in note 10. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of June 30, 2020 and 2019, the derivative liability was $5,597,095 and $2,991,953, respectively. The Company recorded $1,442,295 and $4,191,727 loss from changes in derivative liability during the year ended June 30, 2020 and 2019, respectively. The Binomial model with the following assumption inputs:

June 30, 2019
Annual Dividend Yield	—
Expected Life (Years)	0.50-1.00
Risk-Free Interest Rate	1.92-2.64%
Expected Volatility	87-150%

June 30, 2020
Annual Dividend Yield	—
Expected Life (Years)	0.50-1.00
Risk-Free Interest Rate	0.16-2.10%
Expected Volatility	113-175%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2019	$2,991,953
Additions	$4,522,428
Mark to Market	$1,442,295
Cancellation of Derivative Liabilities Due to Cash Repayment	$(345,582)
Reclassification to APIC Due to Conversions	$(3,013,999)
Ending Balance, June 30, 2020	5,597,095

20.                Stock Warrants

On September 7, 2018, the Company entered a settlement agreement with several investors to settle all disputes by issues additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of June 30, 2020 and June 30, 2019, the fair value of the warrant liability was $1,910 and $19,103, respectively.

On February 4, 2020, the Company entered a warrant agreement with an accredited investor up to 10,000,000 shares of common stock of the Company at exercise price of $0.008 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $80,000. As of June 30, 2020, the fair value of the warrant liability was $78,000.

As of June 30, 2020 and June 30, 2019, the total fair value of the warrant liability was $79,910 and $24,658, respectively.

The Binomial model with the following assumption inputs:

Warrants liability:	June 30, 2019
Annual dividend yield	—
Expected life (years)	5.0
Risk-free interest rate	1.76%
Expected volatility	351%

Warrants issued in May 2017:	June 30, 2020
Annual dividend yield	—
Expected life (years)	3.0-5.0
Risk-free interest rate	0.18-1.69%
Expected volatility	137-318%

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2016	131,250	0.20
Expired	131,250	0.20
Granted	505,000	$0.15	4
Outstanding at June 30, 2017	505,000	$0.15	3.86
Expired
Granted
Outstanding at June 30, 2018	505,000	$0.15	0.5
Expired
Granted	578,880	0.034	5
Outstanding at June 30, 2019	1,083,880	$0.034	5
Expired	(505,000)	0.15
Granted	1,000,000	0.008	5
Outstanding at June 30, 2020	1,578,880	$0.021	5

21.                Note Payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of June 30, 2020 and 2019, the loan principal balance was $25,982.

Notes payable due to non-related parties

On June 15, 2018, the Company entered into a promissory note with one of the accredited investors. The original principal amount was $20,000 and the note bears 8% interest per annum. The note was payable upon demand. As of June 30, 2020 and 2019, this note had a balance of $20,000 and $20,000, respectively.

Notes payable due to related parties

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bears no interest. The note was payable upon demand. As of June 30, 2020 and 2019, this note had a balance of $15,427 and $18,000, respectively.

22.                Related Party Transactions

As of June 30, 2020 and 2019, the Company had outstanding balance of $71,369 and $78,000 owed to various related parties, respectively. See note 11 and 15 for the details.

23.                Loans Payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of June 30, 2020 and 2019, the note was in default and the outstanding balance under this note was $96,401 and $63,924, respectively.

During the year ended June 30, 2019, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of June 30, 2020 and 2019, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of June 30, 2020 and 2019, the Company has an outstanding balance of $3,584 and $3,584.

On December 17, 2018, the Company entered into a repayment agreement with an individual for $100,000 at no interest. As of June 30, 2020 and 2019, the Company has an outstanding balance of $0 and $17,834, respectively.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of June 30, 2020 and 2019, the outstanding balance under this loan were $24,524 and $29,243, respectively.

On March 18, 2020, the Company entered into a loan agreement for $150,000 with Celtic Bank with maturity date on March 18, 2020. As of June 30, 2020, the outstanding balance under this loan were $117,635.

On June 26, 2020, the Company entered into a government loan agreement for $8,000 with maturity date on December 26, 2020. As of June 30, 2020, the outstanding balance under this loan were $8,000.

On April 27, 2020, we entered into a loan borrowed $110,000 from Bank of America (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at 1.00% per annum, and may be repaid at any time without penalty. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

The Company accounting for the PPP loan under Topic 470: (a). Initially record the cash inflow from the PPP loan as a financial liability and would accrue interest in accordance with the interest method under ASC Subtopic 835-30; (b). Not impute additional interest at a market rate; (c). Continue to record the proceeds from the loan as a liability until either (1) the loan is partly or wholly forgiven and the debtor has been legally released or (2) the debtor pays off the loan; (d). Would reduce the liability by the amount forgiven and record a gain on extinguishment once the loan is partly or wholly forgiven and legal release is received.

As of June 30, 2020 and 2019, the Company had an outstanding loan balance of $517,260 and $214,585, respectively.

 24.                Loans Payable – Related Parties

 On June 26, 2017, SGMD entered a straight promissory note with a company (whose major shareholder is the former director of the Company) for borrowing $180,820 with maturity date on March 31, 2018; the note bears an interest rate of 12%, commencing on October 31, 2017, and on the last day of each moth thereafter until the notes is paid in full, the Company shall make an interest payment. During the year ended June 30, 2019, all the principles have been converted into the Company’s common stocks. As of June 30, 2020 and 2019, the outstanding balance under this note was $0 and $0, respectively.

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bore no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2020 and 2019, the balance of the loan were $30,000 and $30,000, respectively.

25.                Shares to Be Issued

During the year ended June 30, 2020, the Company had entered into one consulting service agreement and one employment agreement , which had potential shares to be issued in total amount of $101,577.

As of June 30, 2020 and 2019, the Company had balance of $101,577 and $100,000 share to be issued.

26.                Equity transactions

The Company is authorized to issue 10,000,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. On April 22, 2020, the Company filed an amendment to increased the total authorized shares to 10,010,000,000 – 10,000,000,000 shall be designated common stock, par $0.001 per share and 10,000,000 shares shall be designated as preferred stock, par value $0.001 per share.

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

As of June 30, 2019, the Company had 697,608,570 shares of its common stock issued and outstanding and 2,000,000 shares of its Series A preferred stock issued and outstanding.

During the year ended June 30, 2020, the Company issued 138,461,538 shares of common stock for cash in total amount of $690,287.

During the year ended June 30, 2020, the Company issued 1,077,643,486 shares of common stock to convert the convertible notes in total amount of $1,959,527.

During the year ended June 30, 2020, the Company issued 28,381,818 shares of common stock for warrant exercise in total fair value of $690,287.

During the year ended June 30, 2020, the Company issued 1,500,000 shares of common stock for service in total fair value of $81,200.

During the year ended June 30, 2020, the Company issued 19,181,818 shares of common stock to settle the old debt in total fair value of $290,455.

During the year ended June 30, 2020, the Company issued 249,373,817 shares of common stock for acquisition of BZRTH in total fair value of $3,566,046. The shares were cancelled pursuant to the rescission on January 15, 2020.

During the year ended June 30, 2020, the Company issued 750,001 shares of preferred stock for acquisition of BZRTH in total fair value of $10,725,014. The shares of preferred stock were cancelled pursuant to the rescission on January 15, 2020.

During the year ended June 30, 2020, the Company issued 415,000 shares of series B preferred stock for award to employee bonus in total fair value of $5,934,500.

During the year ended June 30, 2020, the Company issued 1,126,500 shares of series B preferred stock for award to officer’s compensation in total fair value of $2,928,900.

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

As of June 30, 2020, the Company had 1,763,277,230 shares of its common stock issued and outstanding.

As of June 30, 2020, the Company had 3,541,500 shares of its Series B preferred stock issued and outstanding.

27.                Commitments and Contingencies

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

Our warehouse along with some office space is located at 20529 East Walnut Drive North, Diamond Bar, California, where we lease approximately 11,627 square feet of combined space. The lease term is for five years and two months ending on April 30, 2025. The current monthly rental payment for the facility is $13,022.

For The Year Ended
June 30, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$149,976

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended June 30, 2020	$108,073
Remaining lease term – operating leases (in years)	2.67
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:
Operating leases
Right-of-use assets	$1,105,755
Total operating lease assets	$1,105,755

Short-term operating lease liabilities	$120,645
Long-term operating lease liabilities	$1,019,369
Total operating lease liabilities	$1,140,014

Maturities of the Company’s lease liabilities are as follows:

Period ending June 30,	Operating
Lease
2021	370,971
2022	375,515
2023	315,051
2024	156,267
2025	130,222
Total lease payments	1,348,026

Less: Imputed interest/present value discount	(208,012)
Present value of lease liabilities	$1,140,014

28.                Income Tax

The deferred tax asset as of June 30, 2020 and 2019 consisted of the following:

	2020	2019
Net Operating Loss Carryforwards	$12,028,883	$11,909,744
Less Valuation Allowance	(12,028,883)	(11,909,744)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of June 30, 2020, the Company has net operating loss carryforward of $56,139,045 which is available to offset future taxable income that expires by year 2036.

TCJA modified net operating loss (NOL) rules. For most taxpayers, NOLs arising in tax years ending after 2017 can only be carried forward. Exceptions apply to certain farming losses and NOLs of insurance companies other than a life insurance company.

For losses arising in taxable years beginning after Dec. 31, 2017, the new law limits the NOL deduction to 80% of taxable income.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2020 and 2018 is as follows:

	2020	2019
US federal statutory income tax rate	(21)%	(21)%
State tax – net of benefit	(7)%	(7)%
Non-deductible expenses, net of federal benefit	7%	7%
Increase in valuation allowance	21%	21%
Income tax expense	—	—

29.                 Subsequent Events

Convertible Notes

On July 16, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $260,700. The note is due 365 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest price of the common stock traded in the 20 trading days prior to the conversion date.

On July 21, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $200,200. The note is due 365 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest price of the common stock traded in the 20 trading days prior to the conversion date.

On September 9, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $110,000. The note is due on March 10, 2021 and bear an interest rate of 12%. The conversion price for the note is a fixed price of $0.01 per share. After the 6 month anniversary of this Note, the Conversion Price shall be equal to the lower of the Fixed Price or 65% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

On September 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $227,700. The note is due 365 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest price of the common stock traded in the 20 trading days prior to the conversion date.

On September 24, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $212,300. The note is due on March 25, 2021 and bear an interest rate of 12%. The conversion price for the note is a fixed price of $0.01 per share. After the 6 month anniversary of this Note, the Conversion Price shall be equal to the lower of the Fixed Price or 65% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

On October 8, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $231,000. The note is due on April 9, 2021 and bear an interest rate of 12%. The conversion price for the note is a fixed price of $0.01 per share. After the 6 month anniversary of this Note, the Conversion Price shall be equal to the lower of the Fixed Price or 65% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

Convertible note conversions

Subsequent to October 11, 2020, there were multiple accredited investors converted approx. $1,301,700 of the convertible notes with $64,532 accrued interest into 1,081,411,606 shares of the Company’s common stocks.

Lease

On September 28, 2020, the Company and LMK Capital LLC (“LMK”) entered into a Residential Lease (the “Lease”) pursuant to which LMK agreed to lease to the Company five acres located in Northern California and owned by LMK (the “Property”). Jimmy Chan, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and majority stockholder of the Company, is majority owner of LMK. The term of the Lease begins on October 1, 2020 and ends on September 30, 2023; provided, however, that at the end of the term, the Lease will continue on a month-to-month basis. in the Pursuant to the terms of the Lease, the Company will pay rent in the amount of $20,000 per month. The Lease also provides that the Company will pay a $250,000 security deposit to LMK. Pursuant to the terms of the Lease, the monthly rent will increase to $0.50 per sq. ft. on cultivation area upon approval of certificate of occupancy with a 3% increase each subsequent year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that as of June 30, 2020 our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

During the fiscal year ended June 30, 2020, there were no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that

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

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2020, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of October 13, 2020, the following individuals are the Company’s current officers and directors. Certain information about them, is set forth below:

Name	Age	Position
Jimmy Chan	41	CEO & Chairman
Christopher H. Dieterich	72	Independent Director

Biographies

Jimmy Chan, has served as the Company’s Chief Executive Officer and Chairman since [•]. In addition, he has been, since 2008, the Chief Executive officer of CarryOutSupplies.com. From 2005 to 2007, he served as the Vice-President, for Emergence Capital, operating out of Garden Grove, California, and providing mortgage services to the general public. From 2003 to 2005, he was the Vice-President in charge of operations for Azusa Mobile, a T-Mobile authorized dealer, and prior to that he was the president of Cyber Gift, importing toys for distribution as a wholesaler. He is not an officer nor director of any other public companies.

Christopher H. Dieterich, is qualified to serve as a Director by way his extensive legal and business experience. He graduated from Virginia Polytechnic Institute in 1969 (BS Engineering), University of California at Berkeley 1970 (MS Engineering) on full scholarship by Ford Foundation; and the University of California at Los Angeles in 1979 (JD Law/MS Economics), pursuant to a grant from Olin Foundation. He operates a law firm that specializes in SEC filings and venture capital arrangements, and currently represents 15 reporting public entities. The firm has participated in capital raises for over 50 clients, and hundreds of millions of dollars for those clients. The Board believes Mr. Dieterich adds significant value to not only corporate governance, but also to operational and capital acquisition efficiency.

The Company does not carry key man life insurance policies on any of the above principals or key personnel.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

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

 Leadership Structure

Jimmy Chan, who is also a director and serves as chairman, CEO, principal financial officer, principal accounting officer and corporate Secretary. Christopher H. Dieterich became an independent director on April 22, 2019.

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

Director Compensation

Currently, non-employee directors do not receive any compensation for their services as directors. In the future, the Company expects to develop and adopt a compensation plan for all directors, officers and employees.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in the past two fiscal years for each of our named executive officers

2020 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus (Preferred Shares)		Stock Awards (Common Stock)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jimmy Chan,	2020	$108,000	*	8,629,950	**	0	0	0	8,377,950	0	8,377,950
Chief Executive Officer	2019	$96,000		0					96,000	0	96,000

*Beginning on September 1, 2020, Mr. Jimmy Chan will receive annual salary of $150,000. Upon closing of each acquisition, Mr. Chan will get 10% of the purchase price as special bonus.

**Out of 2,500,000 Series B preferred owned, on April 21, 2002 Form 8-K. Mr. Jimmy Chan agreed to waive the rights to convert 1,500,000 to commons. See Footnote #13 for the waiver disclosure.

Employment Agreements

We do not have contracts in writing with our officers. However, beginning on January 1, 2019, Mr. Jimmy Chan received an annual salary of $96,000 in cash and 5,000,000 common shares annually. In addition, upon closing of each acquisition, Mr. Chan will get 10% of the purchase price as a special bonus. As of January 1, 2020, Mr. Chan receives an annual salary of $108,000 and the salary increased to $150,000 starting September 1, 2020 with 50,000,000 commons shares at the end of Calendar year 2020. In addition, upon closing of each acquisition, Mr. Chan will receive 10% of the purchase price as a special bonus. As of October 13, 2020, 5,000,000 common shares have been issued to Mr. Chan for 2019 and 2020. In the future, the Company expects to develop and adopt a compensation plan for all directors, officers and employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of October 13, 2020, below is information with respect to the securities holdings of (i) our named executive officers, (ii) our directors, (iii) our executive officers and directors as a group, and (iv) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the shares of Common Stock.

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. The following table is based on the number of shares outstanding totaling 2,847,120,836 as of October 11, 2020.

Shareholder name	Title and position	Preferred Series B Stock		Preferred B (as converted to common)	Common Shares	Total Ownership	Percentage of Class Beneficially Owned	Proxy (voted)
Jimmy Chan	CEO, Chairman	2,500,000	*	2,500,000,000	19,063,502	2,519,063,502	46.75%	46.75%
LMK Capital LLC	Shareholder				11,266,667	11,266,667	0.2%	0.2%
Christopher Dieterich	Director	0		0		0	0.00%	0.00%
Total Issued and Outstanding						2,519,063,502	46.75%	46.75%

 Jimmy Chan is the majority owner of LMK Capital LLC as management consultant and is therefore a beneficial owner of shares owned by LMK Capital LLC. Amy Thai and LMK Capital LLC.'s holdings are 7,378,066 and 11,266,667 respectively.

*Out of 2,500,000 Series B Preferred Stock owned since April 21, 2002, Mr. Jimmy Chan agreed to waive his 1,500,000 shares of Series B preferred stock rights (a) to the conversion rights granted to him in the Series B convertible preferred stock and (b) the rights to proceeds in the event of any liquidation, dissolution or winding up as may be provided in the certificate of incorporation pertaining to said series B preferred stock, if any.

As a result, as of the date of this filing, Mr. Chan beneficially owned 46.75% of the Company’s voting rights.

Changes in Control

As of the date of this filing, we are not aware of any arrangement that may result in a change in control of our company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our stockholders	1,578,880	0.021	2,096,446
Plans not approved by stockholders	N/A	N/A	N/A

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

Other Transactions with Related Persons, Promoters and Certain Control Persons

The following includes a summary of any transaction occurring since July 1, 2018, or any proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of our average total assets at year-end for the two most recently completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

From time to time, SWC Group receives short-term loans from LMK Capital, LLC (“LMK’’) for its working capital needs. As of June 30, 2020, the Company’s outstanding balance to LMK is zero.

On January 23, 2013, the Company entered into a promissory note with its former employee who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of June 30, 2020 and June 30, 2019, this note had a balance of $15,427.

As of June 30, 2020 and June 30, 2019, the Company had an outstanding balance of notes payable due to related parties of $15,427 and $18,000, respectively.

On July 7, 2016, SWC received a loan in total amount of $30,000 from an employee. The amount of the loan bears no interest and is due on demand. As of June 30, 2020 and June 30, 2019, the balance of the loan due to related party was $0 and $30,000, respectively.

Item 14. Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by L&L CPAS, PA, our independent registered public accounting firm, for the fiscal years ended June 30, 2020 and 2019, were as follows:

	Year Ended June 30,
	2020	2019
Audit fees (1)	$54,000	$56,658
Audit-Related fees (2)	$12,500	10,000
Tax fees	—	—
Other fees	—	—
Total fees	$66,500	$66,658

  _____________________

(1)	Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended June 30, 2020 and 2019; and (ii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.
(2)	Includes fees for review of our registration statements and offering statements filed with the SEC.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act and the rules and regulations promulgated thereunder, our board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

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

Tax Services. The board of directors preapproves specified tax services that it believes would not impair the independence of the independent registered public accounting firm and that are consistent with the SEC rules and guidance. The board of directors must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the chairman of the board of directors and the chief financial officer. The chief financial officer authorizes services that have been preapproved by the board of directors. The chief financial officer submits requests or applications to provide services that have not been preapproved by the board of directors, which must include an affirmation by the chief financial officer and the independent registered public accounting firm that the request or application is consistent with the SEC rules on auditor independence, to the board of directors (or its chair or any of its other members pursuant to delegated authority) for approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules on page F-1 and included beginning on page F-1.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation dated June 20, 2007 (incorporated by reference to 3/14/2008)

3.2	Amendment to Certificate of Incorporation dated January 14, 2008 (incorporated by reference to 3/14/2008)

3.3	Certificate of Amendment to Articles of Incorporation, dated October 12, 2018 (incorporated by reference to 10/12/2018)

3.4	Certificate of Correction of Designations, Powers, Preferences And Other Rights Of The Series A Convertible Preferred Stock (incorporated by reference to 8/20/2018)

3.5	Amended and Restated By-Laws (incorporated by reference to 3/14/2008)

10.1	Share Purchase Agreement between Company and Indigo Dye Group (incorporated by reference to Exhibit 6.1 to Form 1-A filed with the Commission on August 17, 2020).

10.2	Residential Lease dated September 28, 2020, between the registrant and LMK Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2020).

21.1*	List of Subsidiaries.

24.1*	Power of Attorney (set forth on signature page hereto)

31.1*	Certification of Chief Executive Officer and principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

_____________________________________________________

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2020

SUGARMADE, INC.

By: /s/ Jimmy Chan

Name: Jimmy Chan

Title: Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jimmy Chan	Chief Executive Officer and Chairman of the Board (principal	October 16, 2020
Jimmy Chan	executive officer, principal financial officer and principal accounting officer)

/s/ Christopher H. Dietrich	Director	October 16, 2020
Christopher H. Dietrich