Form 10-Q
period 2020-09-30
Sugarmade, Inc.
filed 2020-11-23
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

At November 20, 2020, there were 3,103,636,740 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

PART 1: Financial Information

Item 1 Financial Statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	As of
	September 30, 2020	June 30, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$681,093	$441,004
Accounts receivable, net	156,425	134,517
Inventory, net	606,090	679,471
Loan receivables, current	10,344	1,365
Loan receivables - related party, current	124,774	122,535
Other current assets	868,723	263,404
Right of use asset, current	277,204	270,363
Total current assets	2,724,653	1,912,659
Non-current assets:
Equipment, net	496,024	499,047
Intangible asset, net	9,450	9,800
Other assets	54,163	54,163
Loan receivables - related party, non-current	196,000	196,000
Right of use asset, non-current	763,447	835,393
Total non-current assets	1,519,084	1,594,403
Total assets	4,243 ,737	3,507,062

Liabilities and Stockholders' Deficiency
Current liabilities:
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,510,634	1,583,228
Customer deposits	600,357	466,337
Customer overpayment	50,684	47,890
Unearned revenue	47,536	53,248
Other payables	851,681	691,801
Accrued interest	460,621	494,740
Accrued compensation and personnel related payables	30,778	35,361
Notes payable - Current	20,000	20,000
Notes payable - Related Parties, Current	15,427	15,427
Lease liability - Current	279,750	372,285
Loans payable - Current	271,768	319,314
Due to related parties	655,337	35,943
Convertible notes payable, Net, Current	1,470,221	1,740,122
Derivative liabilities, net	1,470,894	5,597,095
Warrants liabilities	13,695	79,910
Shares to be issued	120,327	101,577
Total liabilities	7,895,692	11,680,260
Non-Current liabilities:
Loans payable	356,431	197,946
Lease liability	795,863	767,729
Total liabilities	9,047,986	12,645,935

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized 3,541,500 and 3,541,500 shares issued outstanding at September 30, 2020 and June 30, 2020, respectively	3,542	3,542
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 2,844,688,836 and 1,763,277,230 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	2,844,690	1,763,278
Additional paid-in capital	59,305,003	57,307,767
Common Stock Subscribed	236,008	236,008
Accumulated deficit	(67,159,520)	(68,438,332)
Total stockholders' deficiency	(4,770,277)	(9,127,737)
Non-Controlling Interest	(33,971)	(11,136)
Total stockholders' deficiency	(4,804,249)	(9,138,873)
Total liabilities and stockholders' deficiency	4,243,737	3,507,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended,
	September 30, 2020	September 30, 202019
Revenues, net	$2,146,326	$753,974
Cost of goods sold	1,028,815	492,168
Gross profit	1,117,512	261,806
Selling, general and administrative expenses	602,805	335,830
Advertising and Promotion Expense	277,806	41,356
Marketing and Research Expense	222,348	4,971
Professional Expense	503,430	680,096
Salaries and Wages	362,524	129,376
Stock Compensation Expense	18,750	12,000
Total selling, general and administrative expenses	1,987,763	1,203,629
Loss from operations	(870,251)	(941,823)
Non-operating income (expense):
Other income	—	1,231
Interest expense	(466,774)	(584,604)
Bad debts	(3,517)	—
Change in fair value of derivative liabilities	3,495,147	1,022,878
Warrant Expense	66,216	(55,278)
Loss on settlement	(75,000)	(149,859)
Loss on asset disposal	—	7,000
Amortization of debt discount	(814,545)	(1,155,000)
Debt forgiveness	—	(172,096)
Other expenses	(51,299)	—
Total non-operating income (expenses), net	2,150,227	(1,085,728)
Net income (loss)	$1,279,977	$(2,027,551)
Less: net loss attributable to the noncontrolling interest	$1,165	$—
Net income (loss) attributable to Sugarmade, Inc.	$1,278,812	$(2,027,551)
Basic net income (loss) per share	$0.00	$(0.00)
Diluted net income (loss) per share	$0.00	$(0.00)
Basic and diluted weighted average common shares outstanding *	2,422,975,968	777,839,270

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Equity

(Unaudited)

Three Months Ended September 30, 2020 & 2019 Equity Statements
	Preferred Stock		Common stock		Additional paid-in	Shares to be cancelled, common	Common Shares	Accumulated	Non Controlling	Total Shareholders'
	Shares	Amount ($)	Shares	Amount ($)	capital ($)	shares	Subscribed	deficit ($)	Interest ($)	Equity ($)
Balance at June 30, 2019	2,000,000	2,000	697,608,570	697,610	61,038,875	29,000	—	(47,088,950)	—	14,678,534
Shares issued for debts settlement	—	—	1,000,000	1,000	28,000	(29,000)	—	—	—	—
Reclass Derivative liability from conversion	—	—	—	—	659,526	—	—	—	—	659,526
Shares issued for conversions	—	—	71,915,557	71,916	475,917	—	—	—	—	547,833
Share issued for Cash	—	—	11,348,591	11,349	88,651	—	—	—	—	100,000
Shares issued for Warrant Exercise	—	—	28,371,818	28,382	(14,249)	—	—	—	—	14,133
Net Loss	—	—	—	—	—	—	—	(2,027,551)	—	(2,027,551)
Balance at September 30, 2019	2,000,000	2,000	810,244,536	810,257	62,276,720	—	—	(49,116,501)	—	13,972,474

	Preferred Stock		Common stock		Additional paid-in	Shares to be cancelled, common	Common Shares	Accumulated	Non Controlling	Total Shareholders'
	Shares	Amount ($)	Shares	Amount ($)	capital ($)	shares	Subscribed	deficit ($)	Interest ($)	Equity ($)
Balance at June 30, 2020	3,541,500	3,542	1,763,277,230	1,763,278	57,307,767	—	236,008	(68,438,331)	(11,136)	(9,138,871)
Reclass Derivative liability to equity from conversion	—	—	—	—	1,805,188	—	—	—	—	1,805,188
Shares issued for conversions	—	—	1,081,411,606	1,081,412	192,048	—	—	—	—	1,273,459
Repayment of capital to noncontrolling minority	—	—	—	—		—	—	—	(24,000)	(24,000)
Net Income	—	—	—	—	—	—	—	1,278,812	1,165	1,279,976
Balance at September 30, 2020	3,541,500	3,542	2,844,688,836	2,844,690	59,305,003	—	236,008	(67,155,519)	(33,971)	(4,804,249)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows For

The Three Months Ended September 30, 2020 and 2019

(Unaudited)

	For The Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$1,278,812	$(2,027,551)
Non-controlling interest	1,165	—
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on settlement	—	149,859
Amortization of debt discount	814,545	302,801
Stock based compensation	18,750	12,000
Change in fair value of derivative liability	(3,495,147)	332,024
Warrant expense	(66,215)	67,387
Depreciation	41,617	23,142
Amortization of intangible assets	350	350
Interest Expense – excess of debt discount	278,488	—
Bad Debt	3,517	—
Changes in assets and liabilities:
Accounts receivable	(25,425)	125,024
Inventory	73,381	(26,851)
Prepayment, deposits and other receivables	(605,319)	256,996
Loan receivable	—	—
Other payables	155,297	(420,450)
Accounts payable and accrued liabilities	(72,594)	269,604
Customer deposits	136,814	(29,171)
Unearned revenue	(5,712)	(23,024)
Right of use assets	65,104	11,361
Lease liability	(64,401)	(10,236)
Interest Payable	37,640	72,885

Net cash used in operating activities	(1,429,333)	(913,850)

Cash flows from investing activities:
Payment for property and equipment	(38,594)	—

Net cash used in investing activities	(38,594)	—

Cash flows from financing activities:
Proceeds from shares issuance	—	100,000
Loan receivable	(8,979)	75,033
Loan receivable - related parties	(2,239)	—
Proceeds from advanced shares issuance	—	96,000
Proceeds from loans - related parties	619,394	—
Proceeds from convertible notes	1,240,900	840,806
Repayment of convertible notes	(228,000)	—
Repayment of capital to noncontrolling minority	(24,000)	—
Proceeds from (repayment of) loans	110,939	(5,527)

Net cash provided by financing activities	1,708,015	1,106,312

Net increase in cash	240,089	192,462

Cash paid during the period for:
Cash, beginning of period	441,004	34,371
Cash, end of period	$681,093	$226,833

Cash paid interest	81,244	—

Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	1,805,188	547,833
Reduction in derivative liability due to conversion	1,273,460	659,526
Debt discount related to convertible debt	918,600	539,300
Debts settled through shares issuance	—	229,000
Shares issued for advanced payments	—	14,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

1.	Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we’ ’us” or “the/our Company’’) is a publicly-traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company, Sugarmade, Inc. operates much of its business activities through our subsidiary, SWC Group, Inc., a California corporation (“SWC’’). Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today.

As of September 30, 2020, we are involved in two main business areas including:

1) The supply of consumable products to the quick-service restaurant sub-sector of the restaurant industry, and as an importer and distributor of non-medical personal protection equipment to business and consumers, and,

2) As an investor in the Budcars licensed cannabis delivery service brand (“Budcars” or the “Budcars Brand”) and as a joint owner and joint operator in Budcar’s first operating location in Sacramento, California. During early 2020, the Company gained a 40% stake in the Budcars Brand and in the Sacramento delivery operations via acquiring a 40% stake in Indigo Dye Group (“Indigo”). Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars, upon which will provide the Company with a controlling interest. As of the date of this filing, the option has not yet been exercised and the Company’s stake in Budcars is at 40%.

Our legacy business operation, CarryOutSupplies.com, is a producer and wholesaler of custom printed and generic supplies, servicing more than 2,000 quick-service restaurants (the “Quick Service Restaurant Sector”).  Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, edible packaging, food containers, soup containers, plastic spoons, and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009. We have recently expanded the CarryOutSupplies.com operation to include non-medical personal protective equipment, which we also offer via our website.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2020, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2020. The interim results for the period ended September 30, 2020 are not necessarily indicative of the results for the full fiscal year.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

2.	Summary of Significant Accounting Policies (continued)

Use of estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’’) No. 606, Revenue Recognition. Sugarmade applied a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended September 30, 2020 and 2019.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

2.	Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company, as of June 30, 2020, performed an impairment test of all of its intangible assets. Based on the Company’s analysis, the company had an amortization of intangible assets of $350 for the three months ended September 30, 2020 and 2019, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

2.	Summary of Significant Accounting Policies (continued)

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize the rights and obligations created by leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-11, Targeted Improvements, ASU No. 2018-10, Codification Improvements to Topic 842, and ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company's financial statements. Capital lease classification resulted in a liability that was recorded on a company's balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $1,105,755 of operating lease right-of-use asset and $1,140,041 of operating lease liabilities were reflected on the Company’s June 30, 2020 financial statements and $1,040,651 of operating lease right-of-use asset and $1,075,612 of operating lease liabilities were reflected on the Company’s September 30, 2020 financial statements.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

2.	Summary of Significant Accounting Policies (continued)

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

Earnings (Loss) per share

We calculate basic earnings (loss) per share (“EPS”) by dividing our net income (loss) by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the three months ended September 30, 2020.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

2.	Summary of Significant Accounting Policies (continued)

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

The Company’s financial statements as of September 30, 2020 substantially all of its operations are conducted in three industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts for approximately 24% of the Company’s revenues; (2) non-medical supplies such as non-medical fascial mask, which accounts for approximately 3% of the Company’s total revenues; (3) cannabis products delivery service and sales, which accounts for approximately 73% of the Company’s total revenues.

New accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes an ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company have adopted this ASU on the consolidated financial statements in the quarter ended September 30, 2019.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

3.	Concentration

Customers

For the three months ended September 30, 2020 and 2019, our Company earned net revenues of $2,146,326 and $753,974 respectively. The vast majority of these revenues for the period ending September 30, 2020 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending September 30, 2019 were derived from a limited number of customers. There was one customer that accounted for approximately 13.9% of the Company’s total revenues for the period ended September 30, 2020.

Suppliers

For the period ended September 30, 2020, we purchased products for sale by the Company’s subsidiary from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory was purchased from two (2) suppliers. The two suppliers accounted for 25.5% and 16.20%, respectively, of the Company’s total inventory purchase for the period ended September 30, 2020.

For the period ended September 30, 2019, we purchased products for sale by the company’s subsidiaries from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 31.21% and 17.80% of the Company’s total inventory purchase for the period ended September 30, 2019, respectively.

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

On February 7, 2020, the Company entered into a share sale and purchase agreement (the “Indigo Agreement”) with Indigo Dye Group Corp. ("Indigo"), a corporation located in Sacramento, California. Indigo carries on business as a cannabis seller and delivery business under the name BudCars. The major Cannabis Products include Flower, Edibles, Vape Cartridges, Pre-Rolls, & Concentrates, etc. All the products are finished goods. In addition, Indigo is operating a non-store front retail delivery business (Type-9 License# C9-0000286) in California.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

5.	VIE (continued)

Pursuant to the terms of the Indigo Agreement, the Company agree to invest $700,000 (the “Investment”) into Indigo for inventory, equipment, and marketing expenses. The Investment shall be made in twelve monthly equal installments of $58,333 with the acceleration of the payment schedule possible depending on business growth, cash flow needs and capital availability.

In exchange, the Company received 40% of Indigo’s issued shares. upon execution of the final agreement. The value used for this transaction is $1,750,000 and each percentage (1%) of the company is worth $17,500. In the event that the Company is not able to make a payment of $58,333 in any month, it will have 90 days to cure the default. On the 91st day the investment plan will cease and the amount of invested capital will be calculated based on an enterprise value of $1,750,000 or $17,500 per 1% of owned equity.

In addition, subject to the terms and conditions of the Indigo Agreement, the Company has the option to acquire an additional 30% interest in Indigo. Upon exercise of the option, the Company will obtain control over Indigo.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

Presented below are condensed financial position data and operating results of the Indigo’s business segments for the period ended September 30, 2020.

As of September 30, 2020
Current Assets	$935,593
Non-Current Assets	257,060
Total Assets	1,192,653

Total Liabilities	623,123
Total Equity	569,530
Total Liabilities & Equity	$1,192,653

Revenues	1,571,356
Cost of Goods Sold	(647,460)
Gross Profit	923,896

Expenses	(921,954)

Net Income	$1,942

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

6.	Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of September 30, 2020, there were no legal claims pending or threatened against the Company that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of September 30, 2020, we were involved in the following legal proceedings:

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the company agreed to pay the plaintiffs an aggregate of $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two (2) notes of approximately $80,000. As of September 30, 2020, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.
●	On August 13, 2019, a lawsuit was filed against the Company for unpaid legal fees of $50,000 which originated from the Company’s former chairman and CEO. The Company entered into a settlement and owes a remaining total of $30,000, payable at the rate of $10,000 per month under this agreement.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

7.	Cash

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

September 30, 2020

8.	Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $156,425 as of September 30, 2020 and of $134,517 as of June 30, 2020.

9.	Loans Receivable

Loans receivable amounted $10,344 and $1,365 as of September 30, 2020 and June 30, 2020, respectively. Loan receivables are mainly advanced payments to the other companies.

10.	Loans Receivable – Related Parties

Loan receivables – related parties amounted $320,774 and $318,535 as of September 30, 2020 and June 30, 2020, respectively. Loan receivables – related parties are mainly advanced payments to the related party companies for business expense.

11.	Inventory

Inventory consists of finished goods paper and paper-based products such as paper cups and food containers ready for sale and is stated at the lower of cost or market. We value our inventory using the weighted average costing method. Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract manufacturers to our warehouses. Outbound freights costs related to shipping costs to our customers are considered period costs and are reflected in selling, general and administrative expenses. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of September 30, 2020 and June 30, 2020, the balance for the inventory totaled $606,090 and $679,471, respectively. Obsolescence reserve at September 30, 2020 and June 30, 2020 were $185,312 and $15,445, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

12.	Other Current Assets

As of September 30, 2020 and June 30, 2020, other current assets consisted of the following:

	For the periods ended
	September 30, 2020	June 30, 2020
Prepaid Deposit	$8,483	$48,483
Prepaid Inventory	585,957	65,449
Employees Advance	2,397	324
Prepaid Expenses	93,580	35,157
Undeposited Funds	123,924	71,550
Other	54,382	42,441
Total:	$868,723	$263,404

13.	Intangible Asset

On August 21, 2017, the Company entered into an intellectual property assignment agreement with Sound Decisions to revamp the Company’s shoplifty website to generate and attract more traffic from potential customers. The Company made a payment of $14,000 for the website (intellectual property). The Company amortized this use right as intangible asset over ten years, and recorded amortization expense of $350 for the three months ended September 30, 2020 and 2019, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

14.	Property and Equipment, net

As of September 30, 2020 and June 30, 2020, property, plant and equipment consisted of the following:

Fixed Assets	September 30, 2020	June 30, 2020
Office and equipment	$739,447	$739,447
Motor vehicles	202,839	164,244
Leasehold Improvement	24,470	24,470
Total	966,756	928,161
Less: accumulated depreciation	(470,733)	(429,116)
Plant and Equipment, net	$496,024	$499,045

For the periods ended September 30, 2020 and June 30, 2020, depreciation expenses amounted to $41,617 and $110,032, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the periods ended September 30, 2020 and June 30, 2020.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

15.	Unearned Revenues

Unearned revenue amounted to $47,536 and $53,248 as of September 30, 2020 and June 30, 2020, respectively. Unearned revenues are mainly due to contracts with extended payment terms, acceptance provisions and future delivery obligation.

16.	Other Payables

Other payable amounted to $851,681 and $691,801 as of September 30, 2020 and June 30, 2020, respectively. Other payables are mainly credit card payables and taxes payables. As of September 30, 2020, the Company had 8 credit cards, one American Express is a charge card with no limit and zero interest. The remaining 7 cards had total credit limit of $85,000, and APR from 11.24% to 29.99%.

17.	Convertible Notes

As of September 30, 2020 and June 30, 2020, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,470,894 and $1,740,122, respectively.

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2020, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2020, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2020, the note is in default.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

17.	Convertible Notes (continued)

Convertible note 4: On November 1, 2018, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of September 30, 2020, the note is in default.

Convertible note 5: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of September 30, 2020, the note is in default.

Convertible note 6: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of September 30, 2020, the note is in default.

Convertible note 7: On December 3, 2018, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of September 30, 2020, the note is in default.

Convertible note 8: On September 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $165,000 (includes $16,250 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2020, the note holder converted $50,000 principal with $2,992 interest expense into 56,007,062 shares of the Company’s common stock. As of September 30, 2020, the note has been fully converted.

Convertible note 9: On October 28, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $225,500 (includes $23,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2020, the note has been fully converted.

Convertible note 10: On October 28, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $225,500 (includes $23,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2020, the note has been fully converted.

Convertible note 11: On November 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,150 (includes $11,150 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2020, the note has been fully converted

Convertible note 12: On November 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,150 (includes $11,150 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2020, the note has been fully converted.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

17.	Convertible Notes (continued)

Convertible note 13: On December 10, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,700 (includes $11,700 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2020, the note has been fully converted.

Convertible note 14: On December 10, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,700 (includes $11,700 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2020, the note has been fully converted.

Convertible note 15: On December 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $112,200 (includes $12,200 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 16: On October 31, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $139,301. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is $0.008 per share.

Convertible note 17: On November 1, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is $0.008 per share.

Convertible note 18: On January 3, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $112,200 (includes $12,200 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 19: On January 14, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $150,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date. During the three months ended September 30, 2020, the note holder converted $50,000 principal into 29,868,578 shares of the Company’s common stock. As of September 30, 2020, the remaining principal and unpaid interest has been fully repaid by cash.

Convertible note 20: On January 22, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $128,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 35% discount to average of two lowest closing prices for the 20 consecutive trading days prior to the conversion date. As of September 30, 2020, the note principal and unpaid interest has been fully repaid by cash.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

17.	Convertible Notes (continued)

Convertible note 21: On February 4, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $110,000 (includes $10,000 OID). The note is due 360 days and bear an interest rate of 12%. The conversion price for the note is $0.001 per share. As of September 30, 2020, the note has been fully converted.

Convertible note 22: On February 18, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $10,000 OID). The note is due 360 days and bear an interest rate of 12%. The conversion price for the note is $0.001 per share.

Convertible note 23: On March 5, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date. During the three months ended September 30, 2020, the note holder converted $50,000 principal into 42,444,821 shares of the Company’s common stock.

Convertible note 24: On April 24, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $75,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest trading prices for the 10 consecutive trading days prior to the conversion date.

Convertible note 25: On June 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $36,300 (includes $3,300 OID and $3,000 legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 26: On June 18, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $36,300 (includes $3,300 OID and $3,000 legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 27: On July 6, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $77,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest trading prices for the 10 consecutive trading days prior to the conversion date.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

17.	Convertible Notes (continued)

Convertible note 28: On July 7, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $153,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 35% discount to average of two lowest trading prices for the 20 consecutive trading days prior to the conversion date.

Convertible note 29: On July 16, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $260,700 (includes $23,700 OID and $12,000 legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 30: On July 21, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $200,200 (includes $18,200 OID and $7,000 legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 31: On September 8, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $110,000 (includes $10,000 OID). The note is due 180 days and bear an interest rate of 12%. The conversion price for the note is $0.01 per share. After the six months anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

Convertible note 32: On September 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $227,700 (includes $20,700 OID and $7,000 legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 33: On September 24, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $212,300 (includes $19,300 OID). The note is due 180 days and bear an interest rate of 12%. The conversion price for the note is $0.01 per share. After the six months anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

In connection with the convertible debt, debt discount balance as of September 30, 2020 and June 30, 2020 were $961,980 and $880,879, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

18.	Derivative liabilities

The derivative liability is derived from the conversion features in note 8 and stock warrant in note 10. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of September 30, 2020 and June 30, 2020, the derivative liability was $1,416,409 and $5,597,095, respectively. The Company recorded $3,788,146 gain and $1,442,295 loss from changes in derivative liability during the period ended September 30, 2020 and June 30, 2020, respectively. The Binomial model with the following assumption inputs:

September 30, 2020
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	0.09-0.16%
Expected volatility	89-176%

June 30, 2020
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	0.16-2.10%
Expected volatility	113-175%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2020	$5,597,097
Additions	1,174,134
Cancellation of Derivative Liabilities Due to Cash Repayment	(228,489)
Mark to Market	(3,266,657)
Reclassification to APIC due to conversions	(1,805,189)
Ending Balance, September 30, 2020	$1,470,894

Beginning Balance, June 30, 2019	$2,991,953
Additions	1,894,203
Mark to Market	1,022,879
Reclassification to APIC due to conversions	(659,526)
Ending Balance, September 30, 2019	$3,203,751

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

19.	Stock warrants

On September 7, 2018, the Company entered into a settlement agreement with several investors to settle all disputes by issues additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of September 30, 2020 and June 30, 2020, the fair value of the warrant liability was $695 and $1,910, respectively.

On February 4, 2020, the Company entered into a warrant agreement with an accredited investor up to 10,000,000 shares of common stock of the Company at exercise price of $0.008 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $80,000. As of September 30, 2020 and June 30, 2020, the fair value of the warrant liability was $13,000 and $78,000, respectively.

As of September 30, 2020 and June 30, 2020, the total fair value of the warrant liability was $13,695 and $79,910, respectively.

20.	Note payable

Note Payable Due to Bank –

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (5.5% as of December 20, 2018). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of September 30, 2020 and June 30, 2020, the loan principal balance was $25,982. As of September 30, 2020, the note is in default.

Notes Payable Due to Non-related parties

On June 15, 2018, the Company entered into a promissory note with one of the accredited investors. The original principal amount was $20,000 and the note bears 8% interest per annum. The note was payable upon demand. As of September 30, 2020 and June 30, 2020, this note had a balance of $20,000 and $20,000, respectively.

Notes Payable Due to Related Parties

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bears no interest. The note was payable upon demand. As of September 30, 2020 and June 30, 2020, this note had a balance of $15,427 and $15,427, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

21.	Loans payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of September 30, 2020 and June 30, 2020, the note was in default and the outstanding balance under this note was $85,332 and $96,401, respectively.

During the year ended June 30, 2019, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of September 30, 2020 and June 30, 2020, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of September 30, 2020 and June 30, 2020, the Company has an outstanding balance of $4,423 and $3,584.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of September 30, 2020 and June 30, 2020, the outstanding balance under this loan were $22,594 and $24,524, respectively.

On March 18, 2020, the Company entered into a loan agreement for $150,000 with Celtic Bank with maturity date on March 18, 2020. As of September 30, 2020 and June 30, 2020, the outstanding balance under this loan were $69,230 and $117,635, respectively.

On June 26, 2020, the Company entered into a government loan agreement for $8,000 with maturity date on December 26, 2020. As of September 30, 2020 and June 30, 2020, the outstanding balance under this loan were $8,000.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

21.	Loans payable (Continued)

On April 27, 2020, we entered into a loan borrowed $110,000 from Bank of America (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at 1.00% per annum and may be repaid at any time without penalty. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

On July 28, 2020, we entered into a loan borrowed $159,900 from Bank of America (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at 1.00% per annum and may be repaid at any time without penalty. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

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

As of September 30, 2020 and June 30, 2020, the Company had an outstanding loan balance of $628,199 and $517,260, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

22.	Loans Payable – Related Parties

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bears no interest and amortized on a monthly basis over the life of the loan. As of September 30, 2020 and June 30, 2020, the balance of the loan was $30,000 and $30,000, respectively.

During the three months ended September 30, 2020, the Company received loans from related parties. The amount of the loan bears no interest. As of September 30, 2020, the balance of the loan was $655,337 and $0, respectively.

23.	Shares to Be Issued

During the year ended June 30, 2020, the Company had entered into one consulting service agreement and one employment agreement, which had potential shares to be issued in total amount of $101,577.

During the three months ended September 30, 2020, the Company had potential shares to be issued to one employment agreement of $18,750.

As of September 30, 2020 and June 30, 2020, the Company had balance of $120,327 and $101,577 share to be issued, respectively.

24.	Stockholder’s Equity

The Company is authorized to issue 10,000,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. On April 22, 2020, the Company filed an amendment to increase the total authorized shares to 10,010,000,000 – 10,000,000,000 shall be designated common stock, par $0.001 per share and 10,000,000 shares shall be designated as preferred stock, par value $0.001 per share.

Share issuance during the three months ended September 30, 2020 -

During the three months ended September 30, 2020, the Company issued 1,081,411,606 shares of common stock for debt conversions in total amount of $1,273,459.

As of September 30, 2020 and June 30, 2020, the Company had 3,541,500 share of its preferred stock, 2,844,688,836 and 1,763,277,230 shares of its common stock, respectively, issued and outstanding.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

25.	Commitments and contingencies

On February 23, 2018 the Company entered into lease agreement for a new office space commencing March 1, 2018. The term of the lease is for a (5) Five Years with 1 month free on the 1st year of the term. The monthly rent on the 1st year will be $11,770 with a 3% increase for each subsequent year. Total commitment for the full term of the lease will be $737,367.

Our warehouse along with some office space is located at 20529 East Walnut Drive North, Diamond Bar, California, where we lease approximately 11,627 square feet of combined space. The lease term is for five years and two months ending on April 30, 2025. The current monthly rental payment for the facility is $13,022.

Three Months Ended
September 30, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$93,071

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2020	$65,105
Remaining lease term – operating leases (in years)	3.06
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:

Operating leases
Right-of-use assets	$1,040,651
Total operating lease assets	$1,040,651

Short-term operating lease liabilities	$279,749
Long-term operating lease liabilities	$795,863
Total operating lease liabilities	$1,075,612

Maturities of the Company’s lease liabilities are as follows:

Period ending June 30,	Operating
Lease
2021	$ 280,166
2022	368,400
2023	326,225
2024	172,465
2025	147,446
Total lease payments	1,294,701

Less: Imputed interest/present value discount	(219,089)
Present value of lease liabilities	$ 1,075,612

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

26.	Subsequent events

Convertible Notes

On October 9, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $231,000 (includes $21,000 OID). The note is due 180 days and bear an interest rate of 12%. The conversion price for the note is $0.01 per share. After the six months anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

On October 13, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $25,000 OID). The note is due 180 days and bear an interest rate of 12%. The conversion price for the note is $0.01 per share. After the six months anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

Conversions

Subsequent to November 20, 2020, there were multiple accredited investors converted approx. $187,200 of the convertible notes with $13,047 accrued interest into 256,515,904 shares of the Company’s common stocks.

Lease

On September 28, 2020, the Company and LMK Capital LLC (“LMK”) entered into a Residential Lease (the “Lease”) pursuant to which LMK agreed to lease to the Company five acres located in Northern California and owned by LMK (the “Property”). Jimmy Chan, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and majority stockholder of the Company, is majority owner of LMK. The term of the Lease begins on October 1, 2020 and ends on September 30, 2023; provided, however, that at the end of the term, the Lease will continue on a month-to-month basis. in the Pursuant to the terms of the Lease, the Company will pay rent in the amount of $20,000 per month. The Lease also provides that the Company will pay a $250,000 security deposit to LMK. Pursuant to the terms of the Lease, the monthly rent will increase to $0.50 per sq. ft. on cultivation area upon approval of certificate of occupancy with a 3% increase each subsequent year. The lease will not be executed until the patents approved.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the Securities and Exchange Commission (”SEC”). We do not assume an obligation to update any forward- looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Quarterly Report on Form 10-Q. See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

Overview and Financial Condition

Sugarmade, Inc. (hereinafter referred to as “we,” “us” or “Company”) operates much of its business activities through our subsidiary, SWC Group, Inc., a California corporation (“SWC”). Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today.

As of September 30, 2020, we are involved in two main business areas including:

1) The supply of consumable products to the quick-service restaurant sub-sector of the restaurant industry, and as an importer and distributor of non-medical personal protection equipment to business and consumers, and,

2) As an investor in the Budcars licensed cannabis delivery service brand (“Budcars” or the “Budcars Brand”) and as a joint owner and joint operator in Budcars’ first operating location in Sacramento, California. During early 2020, the Company gained a 40% stake in the Budcars Brand and in the Sacramento delivery operations via acquiring a 40% stake in Indigo Dye Group (“Indigo”). Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars, upon which will provide the Company with a controlling interest. As of the date of this filing, the option has not yet been exercised and the Company’s stake in Budcars is at 40%.

Our legacy business operation, CarryOutSupplies.com, is a producer and wholesaler of custom printed and generic supplies, servicing more than 2,000 quick-service restaurants (the “Quick Service Restaurant Sector”).  Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, edible packaging, food containers, soup containers, plastic spoons, and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009.  We have recently expanded the CarryOutSupplies.com operation to include non-medical personal protective equipment, which we also offer via our website.

Discussions with respect to our Company’s operations included those of, SWC and Indigo Dye Group Corp., a variable interest entity (“VIE”). As of September 30, 2020, we had no other operations other than those of SWC and Indigo Dye Group Corp.

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2020 and 2019.

	For the three months ended
	September 30,
	2020	2019

Net Sales	$2,146,326	$753,974
Cost of Goods Sold:	1,028,815	492,168
Gross profit	1,117,512	261,806
Operating Expenses	1,987,763	1,203,629
Loss from Operations	(870,251)	(941,823)
Other non-operating Income (Expense):	2,150,227	(1,085,728)
Net Income (Loss)	1,279,977	(2,027,551)
Less: net income attributable to the noncontrolling interest	1,165	—
Net Income (Loss) attributed to Sugarmade, Inc.	$1,278,812	$(2,027,551)

Revenues

For the three months ended September 30, 2020 and 2019, revenues were $2,146,326 and $753,974, respectively. The increase was primarily due to the new cannabis delivery business.

Cost of goods sold

For the three months ended September 30, 2020 and 2019, costs of goods sold were $1,028,815 and $492,168 respectively. The increase was primarily due to the cost of the new cannabis delivery business.

Gross profit

For the three months ended September 30, 2020 and 2019, gross profit was $1,117,512 and $261,806, respectively. The increase was primarily due to the new cannabis delivery business.

Operating expenses

For the three months ended September 30, 2020 and 2019, operating expenses were $1,987,763 and $1,203,629, respectively. The increase was due to the cannabis delivery business incurred more expenses.

Other non-operating income (expense)

The Company had total other non-operating income (expense) of $2,150,227 and $(1,085,728) for the three months ended September 30, 2020 and 2019, respectively. The increase in non-operating income is related to the accounting for the changes in derivative liabilities due to conversions.

Net income (loss)

Net income totaled $1,279,977 for the three months ended September 30, 2020, compared to a net loss totaling $2,027,551 for the three-month ended September 30, 2019. The increase was mainly due to the accounting for the changes in derivative liabilities due to conversions.

Net income attributable to Sugarmade, Inc. totaled $1,278,812 for the three months ended September 30, 2020, compared to a net loss attributable to Sugarmade, Inc. totaled $2,027,551 for the three-month ended September 30, 2019. The increase was mainly due to the accounting for the changes in derivative liabilities due to conversions.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of September 30, 2020, our Company had cash balance of $681,093, current assets totaling $2,724,653 and total assets of $4,243,737. We had current and total liabilities totaling $7,895,692 and $9,047,986, respectively. Stockholders’ equity reflected a deficiency of $4,804,249.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2020 and 2019:

	2020	2019
Cash (used in) provided by:
Operating activities	$(1,429,333)	$(838,817)
Investing activities	(38,594)	—
Financing activities	1,708,015	1,031,279

Net cash (used in) provided by operating activities was $(1,429,333) for the three months ended September 30, 2020, and $(838,817) for the three months ended September 30, 2019.

Net cash (used in) provided by investing activities was $(38,594) for the three months ended September 30, 2020, and $nil for the three months ended September 30, 2019.

Net cash (used in) provided by financing activities was $1,708,015 for the three months ended September 30, 2020 and $1,031,279 for the three months ended September 30, 2019.

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

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2020. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans do not call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment as we add employees to our Company. We are however continually evaluating the production processes of our third-party contract manufacturers to determine if there are investments we could make in their processes to achieve manufacturing improvements and significant cost savings. Any such desired investments would require additional cash above our current forecast requirements.

Critical Accounting Policies Involving Management Estimates and Assumptions

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2020, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2020. The interim results for the period ended September 30, 2020 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The consolidated financial statements include the accounts of our Company, its wholly owned subsidiary, SWC Group Inc., and Indigo Dye Group Corp., a variable interest entity (“VIE”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Revenue recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’’) No. 606, Revenue Recognition. Sugarmade applied a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.

Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

Property and equipment

Property and equipment are stated at the historical cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended September 30, 2020 and 2019.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company, as of June 30, 2020, performed an impairment test of all of its intangible assets. Based on the Company’s analysis, the company had an amortization of intangible assets of $350 for the three months ended September 30, 2020 and 2019, respectively.

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize the rights and obligations created by leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-11, Targeted Improvements, ASU No. 2018-10, Codification Improvements to Topic 842, and ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company's financial statements. Capital lease classification resulted in a liability that was recorded on a company's balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $1,105,755 of operating lease right-of-use asset and $1,140,041 of operating lease liabilities were reflected on the Company’s June 30, 2020 financial statements and $1,040,651 of operating lease right-of-use asset and $1,075,612 of operating lease liabilities were reflected on the Company’s September 30, 2020 financial statements.

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

Earnings (Loss) per share

We calculate basic earnings (loss) per share (“EPS”) by dividing our net income (loss) by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the three months ended September 30, 2020.

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

The Company’s financial statements as of September 30, 2020 substantially all of its operations are conducted in three industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts for approximately 24% of the Company’s revenues; (2) non-medical supplies such as non-medical fascial mask, which accounts for approximately 3% of the Company’s total revenues; (3) cannabis products delivery service and sales, which accounts for approximately 73% of the Company’s total revenues.

New accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes an ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company have adopted this ASU on the consolidated financial statements in the quarter ended September 30, 2019.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

As required by the SEC Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, our disclosure controls and procedures were ineffective due to the Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: Other Information

ITEM 1 – LEGAL PROCEEDINGS

ITEM 1A – RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, the Company issued/cancelled shares as followings:

∙	1,081,411,606 shares of common stock upon conversion of convertible notes of $1,266,484.

Subsequent to September 30, 2020, the Company issued shares as followings:

∙	256,515,904 shares of common stock upon conversion of multiple convertible notes in total of $200,247

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

Sugarmade, Inc.

November 23, 2020	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)