Form 10-Q
period 2020-12-31
Sugarmade, Inc.
filed 2021-02-22
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At February 19, 2021, there were 4,137,094,799 shares of common stock issued and outstanding.

SUGARMADE, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2020

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

PART 1: Financial Information

Item 1 Financial Statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	For the Period Ended
	December 31, 2020	June 30, 2020
	(Unaudited)
Assets
Current assets:
Cash	360,550	441,004
Accounts receivable, net	11,546	134,517
Inventory, net	617,855	679,471
Loan receivables, current	–	1,365
Loan receivables - related party, current	15,276	122,535
Other current assets	963,261	263,404
Right of use asset, current	231,685	270,363
Total current assets	2,200,173	1,912,659
Noncurrent assets:
Equipment, net	360,345	499,047
Intangible asset, net	9,100	9,800
Other assets	54,163	54,163
Loan receivables - related party, noncurrent	196,000	196,000
Right of use asset, noncurrent	610,864	835,393
Investment to Indigo Dye	564,818	–
Total noncurrent assets	1,795,290	1,594,403
Total assets	3,995,463	3,507,062

Liabilities and Stockholders’ Deficiency
Current liabilities:
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	1,390,289	1,583,228
Customer deposits	589,654	466,337
Customer overpayment	61,886	47,890
Unearned revenue	57,157	53,248
Other payables	950,187	691,801
Accrued interest	500,281	494,740
Accrued compensation and personnel related payables	27,028	35,361
Notes payable - Current	20,000	20,000
Notes payable - Related Parties, Current	15,427	15,427
Lease liability - Current	236,527	372,285
Loans payable - Current	450,589	319,314
Loan payable - Related Parties, Current	576,225	35,943
Convertible notes payable, Net, Current	1,651,430	1,740,122
Derivative liabilities, net	1,595,186	5,597,095
Warrants liabilities	9,521	79,910
Shares to be issued	167,577	101,577
Total current liabilities	8,324,947	11,680,260
Non-Current liabilities:
Loans payable	269,900	197,946
Lease liability	641,687	767,729
Total liabilities	9,236,534	12,645,935

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized 1,541,500 and 3,541,500 shares issued outstanding at December 31, 2020 and June 30, 2020	1,542	3,542
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 3,616,507,670 and 1,763,277,230 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	3,616,509	1,763,278
Additional paid-in capital	59,718,392	57,307,767
Common Stock Subscribed	236,008	236,008
Accumulated deficit	(68,813,520)	(68,438,332)
Total stockholders’ deficiency	(5,241,070)	(9,127,737)
Non-Controlling Interest	–	(11,136)
Total stockholders’ deficiency	(5,241,070)	(9,138,873)
Total liabilities and stockholders’ deficiency	3,995,463	3,507,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Revenues, net	$300,652	$720,810	$2,446,979	$1,474,784
Cost of goods sold	242,531	435,690	1,272,429	927,858
Gross profit	58,122	285,120	1,174,550	546,926

Selling, general and administrative expenses	271,549	523,890	875,358	859,720
Advertising and Promotion Expense	682	16,127	278,587	57,483
Marketing and Research Expense	93,908	74,475	316,256	79,446
Professional Expense	115,615	467,170	619,045	1,147,266
Salaries and Wages	105,700	104,722	464,474	234,098
Stock Compensation Expense	47,250	6,029,550	66,000	6,041,550
Loss from operations	(576,581)	(6,930,814)	(1,445,170)	(7,872,637)

Non-operating income (expense):
Other income	3,142	1,867	3,142	3,098
Gain in loss of control of VIE	313,928	-	313,928	-
Interest expense	(728,197)	(735,196)	(1,194,972)	(1,319,800)
Bad debts	(130,467)	-	(132,979)	-
Change in fair value of derivative liabilities	496,961	1,291,168	3,992,108	2,314,046
Warrant Expense	4,174	-	70,389	(55,278)
Loss on notes conversion	-	(184,626)	-	(184,626)
Loss on settlement	(5,000)	(232,776)	(80,000)	(382,635)
Gain on asset disposal	-	-	-	7,000
Amortization of debt discount	(1,031,379)	(963,407)	(1,845,925)	(2,118,407)
Debt forgiveness	-	-	-	(172,096)
Other expenses	(862)	(740)	(53,595)	(740)
Total non-operating expenses, net	(1,077,702)	(823,710)	1,072,095	(1,909,438)
Equity Method Investment Loss	(2,114)		(2,114)
Net loss	$(1,656,397)	$(7,754,524)	$(375,189)	$(9,782,075)

Less: net loss attributable to the noncontrolling interest	$-	$-	$-	$-
Net loss attributable to SugarMade Inc.	$(1,656,397)	$(7,754,524)	$(375,189)	$(9,782,075)

Basic net income (loss) per share	$(0.00)	$(0.04)	$(0.00)	$(0.01)
Diluted net income (loss) per share	$(0.00)	$(0.04)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding *	3,233,135,446	191,886,785	2,864,951,348	880,355,944

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Shares to be cancelled, preferred	Shares to be cancelled, common	Common Shares	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	capital	shares	shares	Subscribed	deficit	Equity

Balance at June 30, 2019	2,000,000	2,000	697,608,570	697,610	61,038,875	-	-	29,000	(47,088,950)	14,678,534
Shares issued for debts settlement	-	-	1,000,000	1,000	28,000	-	-	(29,000)	-	-
Reclass Derivative liability from conversion	-	-	-	-	659,526	-	-	-	-	659,526
Shares issued for conversions	-	-	71,915,557	71,916	475,917	-	-	-	-	547,833
Share issued for Cash	-	-	11,348,591	11,349	88,651	-	-	-	-	100,000
Shares issued for Warrant Exercise	-	-	28,371,818	28,382	(14,249)	-	-	-	-	14,133
Net Loss	-	-	-	-	-	-	-	-	(2,027,551)	(2,027,551)
Balance at September 30, 2019	2,000,000	2,000	810,244,536	810,257	62,276,720	-	-	-	(49,116,501)	13,972,474
Share issued for Cash	-	-	26,621,610	26,622	213,378	-	-	100,000	-	340,000
Option for services	-	-	-	-	73,500	-	-	-	-	73,500
Share issued for services compensation	415,000	415	500,000	500	5,941,135	-	-	-	-	5,942,050
Reclass Derivative liability from conversion	-	-	-	-	297,962	-	-	-	-	297,962
Shares issued for conversions	-	-	24,994,341	24,994	117,170	-	-	-	-	142,164
Shares issued for debt settlement	-	-	18,181,818	18,182	272,273	-	-	-	-	290,455
Shares issued for Award - Bizright	750,001	750	249,373,817	249,374	14,040,936	(10,725,014)	(21,566,046)	-	-	(18,000,000)
Initial valuation of BCF	-	-	-	-	239,301	-	-	-	-	239,301
Net loss	-	-	-	-	-	-	-	-	(7,754,524)	(7,754,524)
Balance at December 31, 2019	3,165,001	3,165	1,129,916,122	1,129,927	83,472,375	(10,725,014)	(21,566,046)	100,000	(56,871,025)	(4,456,617)

	Preferred Stock		Common stock		Additional paid-in	Shares to be cancelled, common	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	capital	shares	Subscribed	deficit	Interest	Equity

Balance at June 30, 2020	3,541,500	3,542	1,763,277,230	1,763,278	57,307,767	-	236,008	(68,438,331)	(11,136)	(9,138,871)
Reclass Derivative liability to equity from conversion	-	-	-	-	1,805,188	-	-	-	-	1,805,188
Shares issued for conversions	-	-	1,081,411,606	1,081,412	192,048	-	-	-	-	1,273,459
Repayment of capital to noncontrolling minority	-	-	-	-	-	-	-	-	(24,000)	(24,000)
Net Loss	-	-	-	-	-	-	-	1,278,812	1,165	1,279,976
Balance at September 30, 2020	3,541,500	3,542	2,844,688,836	2,844,690	59,305,003	-	236,008	(67,159,519)	(33,971)	(4,804,248)
Reclass Derivative liability to equity from conversion	-	-	-	-	531,591	-	-	-	-	531,591
Shares issued for conversions	-	-	411,171,815	411,172	(90,293)	-	-	-	-	320,879
Preferred stock conversions	(2,000,000)	(2,000)	360,647,019	360,647	141,353	-	-	-	-	500,000
Reclassification due to deconsolidation of VIE	-	-	-	-	(169,262)	-	-	2,396	33,971	(132,895)
Net Loss	-	-	-	-	-	-	-	(1,656,397)	-	(1,656,397)
Balance at December 31, 2020	1,541,500	1,542	3,616,507,670	3,616,509	59,718,392	-	236,008	(68,813,520)	-	(5,241,070)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows For

The Six Months Ended December 31, 2020 and 2019

(Unaudited)

	For The Six Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(375,189)	$(9,782,075)
Non-controlling interest		–
Adjustments to reconcile net loss to cash flows from operating activities:
Iniatial valuation of debt discount	–	239,300
Loss on settlement	80,000	382,635
Gain on loss of control of VIE	(313,928)	–
Return on EB5 Investment	500,000	–
Amortization of debt discount	1,845,925	330,192
Stock based compensation	66,000	6,041,550
Change in fair value of derivative liability	(3,992,108)	273,299
Change in exercise of warrant	(70,389)	67,387
Depreciation	44,684	46,189
Amortization of intangible assets	700	700
Change in financing cost	316,261	–

Changes in assets and liabilities:
Accounts receivable	122,971	60,145
Inventory	(83,253)	(138,801)
Prepayment, deposits and other receivables	(855,878)	261,183
Other assets	–	(35,000)
Other payables	404,993	37,962
Accounts payable and accrued liabilities	465,435	5,955
Customer deposits	137,313	(62,174)
Unearned revenue	3,909	(19,890)
Right of use assets	119,483	39,169
Lease liability	(118,078)	(36,919)
Investment to Indigo Dye	(564,818)	–
Interest Payable	98,780	166,753

Net cash used in operating activities	(2,167,187)	(2,122,441)

Cash flows from investing activities:

	–	–

Net cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from shares issuance	–	340,000
Bank overdraft	–	5,907
Loan receivable	(13,911)	75,033
Loan receivable - related parties	38,044	–
Proceeds from advanced shares issuance	–	236,000
Proceeds (Repayment) from(to) loans payable - related parties	540,281	105,000
Proceeds from convertible notes	1,804,900	1,451,687
Repayment of convertible notes	(227,700)	–
Reduction of cash due to Indigo Dye deconsolidation	(326,811)	–
Proceeds (Repayment) from(to) loans	271,929	(22,555)

Net cash provided by financing activities	2,086,732	2,191,072

Net increase (decrease) in cash	(80,455)	68,631

Cash paid during the period for:
Cash, beginning of period	441,004	34,371
Cash, end of period	$360,550	$103,002

Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	1,594,338	689,997
Reduction in derivative liability due to conversion	2,336,779	957,488
Debt discount related to convertible debt	2,010,717	951,581
Debts settled through shares issuance	–	229,000
Shares issued for award to Bizright and to be cancelled in future	–	(32,291,060)
Shares issued for warrant exercise	–	28,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

1.	Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we,” “us” or “Company”) is a publicly-traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company operates much of its business activities through our subsidiary, SWC Group, Inc., a California corporation (“SWC”). Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today.

As of December 31, 2020, we operated our business in the following three segments:

1)	Paper and paper-based products: The supply of consumable products to the quick-service restaurant sub-sector of the restaurant industry, and as an importer and distributor of non-medical personal protection equipment to business and consumers, via our CarryOutSupplies.com subsidiary (“Carryout Supplies”). Carryout Supplies is a producer and wholesaler of custom printed and generic supplies, servicing more than 2,000 quick-service restaurants. The primary products are plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, edible packaging, food containers, soup containers, plastic spoons, and similar products for this market sector. This subsidiary, which was formed in 2009, was recently expanded to also offer non-medical personal protective equipment.

2)	Non-medical supplies: Beginning in 2020, we sell non-medical personal protective equipment through Carryout Supplies.

3)	Cannabis products delivery service and sales: As a joint owner in the Budcars licensed cannabis delivery service brand (“Budcars” or the “Budcars Brand”). Budcars operates a licensed cannabis delivery service in the Sacramento, California area. During early 2020, the Company gained a 40% stake in the Budcars Brand and in the Sacramento delivery operations via acquiring a 40% stake in Indigo Dye Group (“Indigo”). Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars. Upon exercise of this option, the Company would acquire a controlling interest in Indigo. As of December 31, 2020, the option has not yet been exercised and the Company’s stake in Budcars was at 40%. Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. During the quarter ended December 31 ,2020, if the Company makes no additional payments, it will hold approximately 33% of the ownership of Indigo. See Note 5 and Note 6.

Subsequent to the end of the December reporting period, Sugarmade became a joint owner of Nug Avenue, Inc., a California corporation (“Nug Avenue”), which operates a licensed and regulated cannabis delivery service out of Lynwood, California, serving the greater Los Angeles Metropolitan area (the “Lynwood Operations”). The Company currently owns a majority stake of seventy percent (70%) of Nug Avenue’s Lynwood Operations and holds first rights of refusal on Nug Avenue’s business expansion relative to the cannabis marketplace.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2020, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2020. The interim results for the period ended December 31, 2020 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of our Company and SWC, the Company’s wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern

The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management endeavors to increase revenue-generating operations. While the Company’s priority is on generating cash from operations, management also seek to raise additional working capital through various financing sources, including the sale of the Company’s equity and/or debt securities, which may not be available on commercially reasonable terms to our Company, or which may not be available at all. If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and our operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us and/or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of our common stock.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended December 31, 2020 and 2019.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

2.	Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company, as of June 30, 2020, performed an impairment test of all of its intangible assets. Based on the Company’s analysis, the company had an amortization of intangible assets of $700 for the six months ended December 31, 2020 and 2019, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company’s financial statements. Capital lease classification resulted in a liability that was recorded on a company’s balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $1,105,755 of operating lease right-of-use asset and $1,140,041 of operating lease liabilities were reflected on the Company’s June 30, 2020 financial statements and $842,549 of operating lease right-of-use asset and $878,214 of operating lease liabilities were reflected on the Company’s December 31, 2020 financial statements.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the six months ended December 31, 2020.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

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

As of December 31, 2020 substantially all of the Company’s operations were conducted in three industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounted for approximately 24% of the Company’s revenues as of December 31, 2020; (2) non-medical supplies such as non-medical fascial masks, which accounted for approximately 3% of the Company’s total revenues as of December 31, 2020; (3) cannabis products delivery service and sales, which accounted for approximately 73% of the Company’s total revenues as of December 31, 2020.

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

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

3.	Concentration

Customers

For the six months ended December 31, 2020 and 2019, our Company earned net revenues of $2,446,979 and $1,474,784 respectively. The vast majority of these revenues for the period ended December 31, 2020 were derived from a large number of customers, whereas the vast majority of these revenues for the period ended December 31, 2019 were derived from a limited number of customers. There was one customer that accounted for approximately 13.9% of the Company’s total revenues for the period ended December 31, 2020.

Suppliers

For the period ended December 31, 2020, we purchased products for sale by the Company’s subsidiary from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory was purchased from two (2) suppliers. The two suppliers accounted for 25.5% and 16.20%, respectively, of the Company’s total inventory purchase for the period ended December 31, 2020.

For the period ended December 31, 2019, we purchased products for sale by the company’s subsidiaries from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 31.21% and 17.80% of the Company’s total inventory purchase for the period ended December 31, 2019, respectively.

4.	VIE

On February 7, 2020, the Company entered into a share sale and purchase agreement (the “Indigo Agreement”) with Indigo Dye Group Corp. (“Indigo”), a corporation located in Sacramento, California. Indigo carries on business as a cannabis seller and delivery business under the name BudCars. The major Cannabis Products include Flower, Edibles, Vape Cartridges, Pre-Rolls, & Concentrates, etc. All the products are finished goods. In addition, Indigo is operating a non-store front retail delivery business (Type-9 License# C9-0000286) in California.

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

In addition, subject to the terms and conditions of the Indigo Agreement, the Company has the option to acquire an additional 30% interest in Indigo. Upon exercise of the option, the Company would obtain control over Indigo.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

5.	VIE (continued)

From late May 2020 until September 30, 2020, the Company was actively involved in development of Indigo’s operations with power to direct the activities and significantly impact Indigo’s economic performance. The Company also has obligations to absorb losses and right to receive benefits from Indigo. As such, in accordance with ASC 810-10-25-38A through 25-38J, Indigo is consolidated as an VIE of the Company.

Starting on October 1, 2020, the Company plans to open new locations via purchasing equity into other Brand/Franchises to cover delivery for the entire California. Therefore, the Company likely not to proceeds the option to acquire the additional 30% interest in Indigo at the moment. In addition, the Company is no longer involve in day-to-day operations and the Company will be pursuing cannabis delivery moving forward, independently of Indigo Dye Group. Sugarmade is no longer involve in day-to-day operations. As of October 1, 2020, the Company continues to hold approximately 29% of the ownership of Indigo but ceased to have a controlling interest in the partnership and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. See footnote #6 Noncontrolling interest and deconsolidation of VIE for details.

6.	Noncontrolling Interest and Deconsolidation of VIE

Starting in fiscal year ended June 30, 2020, the Company had a variable interest entity, Indigo Dye Group, for accounting purposes. The Company owned approximately 29% of Indigo’s outstanding equity and as of September 30, 2020, involved its day-to-day operations, which gave the Company the power to direct the activities of Indigo that most significantly impact its economic performance. Accordingly, the Company recognized the carrying value of the noncontrolling interest as a component of total shareholders’ equity, and the consolidated financial statements included the financial position and results of operations of Indigo as of and for the periods ended June 30, 2020 and September 30, 2020.

Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. During the quarter ended December 31 ,2020, if the Company makes no additional payments, it will hold approximately 33% of the ownership of Indigo. See Note 5 and Note 6.

The net asset value of the Company’s variable interest in Indigo Dye Group was approximately $326,812 as of October 1, 2020, the date of deconsolidation. The value of the Company’s variable interest on the date of deconsolidation was based on management’s estimate of the fair value of Indigo at that time. The Company concluded that the market approach was the most appropriate method to determine the fair value of the entity on the date of deconsolidation, given that Indigo raised equity funding from third-party investors around the same period (i.e., level 2 inputs). The Company recognized a gain on deconsolidation of approximately $313,928 with no related tax impact, which is included in other income, net on the consolidated statement of operations. As the Company is not obligated to fund future losses of Indigo, the carrying amount is the Company’s maximum risk of loss.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

7.	Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of December 31, 2020, there were no legal claims pending or threatened against the Company that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of December 31, 2020, we were involved in the following legal proceedings:

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the company agreed to pay the plaintiffs an aggregate of $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two (2) notes of approximately $80,000. As of December 31, 2020, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

8.	Cash

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

9.	Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $11,546 as of December 31, 2020 and of $134,517 as of June 30, 2020.

10.	Loans Receivable

Loans receivable amounted $0 and $1,365 as of December 31, 2020 and June 30, 2020, respectively. Loan receivables are mainly advanced payments to the other companies.

11.	Loans Receivable – Related Parties

Loan receivables – related parties amounted $211,276 and $318,535 as of December 31, 2020 and June 30, 2020, respectively. Loan receivables – related parties are mainly advanced payments to the related party companies for business expense.

12.	Inventory

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of December 31, 2020 and June 30, 2020, the balance for the inventory totaled $617,855 and $679,471, respectively. Obsolescence reserve at December 31, 2020 and June 30, 2020 were $185,312 and $15,445, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

13.	Other Current Assets

As of December 31, 2020 and June 30, 2020, other current assets consisted of the following:

	For the periods ended
	December 31, 2020	June 30, 2020
Prepaid Deposit	$8,483	$48,483
Prepaid Inventory	938,422	65,449
Employees Advance	1,786	324
Prepaid Expenses	2,859	35,157
Undeposited Funds	11,711	71,550
Other	—	42,441
Total:	$963,261	$263,404

14.	Intangible Asset

On August 21, 2017, the Company entered into an intellectual property assignment agreement with Sound Decisions to revamp the Company’s shoplifty website to generate and attract more traffic from potential customers. The Company made a payment of $14,000 for the website (intellectual property). The Company amortized this use right as intangible asset over ten years, and recorded amortization expense of $700 for the six months ended December 31, 2020 and 2019, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

15.	Property and Equipment, net

As of December 31, 2020 and June 30, 2020, property, plant and equipment consisted of the following:

Fixed Assets	December 31, 2020	June 30, 2020
Office and equipment	$732,062	$739,447
Motor vehicles	63,954	164,244
Leasehold Improvement	21,970	24,470
Total	817,986	928,161
Less: accumulated depreciation	(457,641)	(429,116)
Plant and Equipment, net	$360,345	$499,045

For the periods ended December 31, 2020 and June 30, 2020, depreciation expenses amounted to $44,684 and $110,032, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the periods ended December 31, 2020 and June 30, 2020.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

16.	Unearned Revenues

Unearned revenue amounted to $57,157 and $53,248 as of December 31, 2020 and June 30, 2020, respectively. Unearned revenues are mainly due to contracts with extended payment terms, acceptance provisions and future delivery obligation.

17.	Other Payables

Other payable amounted to $950,187 and $691,801 as of December 31, 2020 and June 30, 2020, respectively. Other payables are mainly credit card payables and taxes payables. As of December 31, 2020, the Company had 8 credit cards, one American Express is a charge card with no limit and zero interest. The remaining 7 cards had total credit limit of $85,000, and APR from 11.24% to 29.99%.

18.	Convertible Notes

As of December 31, 2020 and June 30, 2020, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,651,430 and $1,740,122, respectively.

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2020, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2020, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2020, the note is in default.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

18.	Convertible Notes (continued)

Convertible note 4: On November 1, 2018, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of December 31, 2020, the note is in default.

Convertible note 5: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of December 31, 2020, the note is in default.

Convertible note 6: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of December 31, 2020, the note is in default.

Convertible note 7: On December 3, 2018, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of December 31, 2020, the note is in default.

Convertible note 8: On September 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $165,000 (includes $16,250 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2020, the note holder converted $50,000 principal with $2,992 interest expense into 56,007,062 shares of the Company’s common stock. As of December 31, 2020, the note has been fully converted.

Convertible note 9: On October 28, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $225,500 (includes $23,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2020, the note has been fully converted.

Convertible note 10: On October 28, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $225,500 (includes $23,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2020, the note has been fully converted.

Convertible note 11: On November 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,150 (includes $11,150 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2020, the note has been fully converted

Convertible note 12: On November 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,150 (includes $11,150 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2020, the note has been fully converted.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

18.	Convertible Notes (continued)

Convertible note 13: On December 10, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,700 (includes $11,700 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2020, the note has been fully converted.

Convertible note 14: On December 10, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,700 (includes $11,700 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2020, the note has been fully converted.

Convertible note 15: On December 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $112,200 (includes $12,200 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2020, the note has been fully converted.

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

Convertible note 18: On January 3, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $112,200 (includes $12,200 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2020, the note has been fully converted.

Convertible note 19: On January 14, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $150,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date. During the three months ended September 30, 2020, the note holder converted $50,000 principal into 29,868,578 shares of the Company’s common stock. As of December 31, 2020, the remaining principal and unpaid interest has been fully repaid by cash.

Convertible note 20: On January 22, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $128,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 35% discount to average of two lowest closing prices for the 20 consecutive trading days prior to the conversion date. As of December 31, 2020, the note principal and unpaid interest has been fully repaid by cash.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

18.	Convertible Notes (continued)

Convertible note 21: On February 4, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $110,000 (includes $10,000 OID). The note is due 360 days and bear an interest rate of 12%. The conversion price for the note is $0.001 per share. As of December 31, 2020, the note has been fully converted.

Convertible note 22: On February 18, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $10,000 OID). The note is due 360 days and bear an interest rate of 12%. The conversion price for the note is $0.001 per share.

Convertible note 23: On March 5, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date. As of December 31, 2020, the note has been fully converted.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

18.	Convertible Notes (continued)

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

Convertible note 34: On October 8, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $231,000 (includes $21,000 OID). The note is due 180 days and bear an interest rate of 12%. The conversion price for the note is $0.01 per share. After the six months anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

Convertible note 35: On October 13, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $25,000 OID). The note is due 180 days and bear an interest rate of 12%. The conversion price for the note is $0.01 per share. After the six months anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

Convertible note 36: On November 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $58,300 (includes $5,300 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

In connection with the convertible debt, debt discount balance as of December 31, 2020 and June 30, 2020 were $1,045,671 and $880,879, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

19.	Derivative liabilities

The derivative liability is derived from the conversion features in note 8 and stock warrant in note 10. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of December 31, 2020 and June 30, 2020, the derivative liability was $1,595,186 and $5,597,095, respectively. The Company recorded $3,992,108 and $1,442,295 loss from changes in derivative liability during the period ended December 31, 2020 and June 30, 2020, respectively. The Binomial model with the following assumption inputs:

December 31, 2020
Annual dividend yield	—
Expected life (years)	0.2-1.00
Risk-free interest rate	0.09-0.16%
Expected volatility	89-187%

June 30, 2020
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	0.16-2.10%
Expected volatility	113-175%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2020	$5,597,095
Additions	2,326,977
Cancellation of Derivative Liabilities Due to Cash Repayment	(228,489)
Cancellation of Derivative liabilities Due to Share Reservation	(214,757)
Mark to Market	(3,763,618)
Reclassification to APIC due to conversions	(2,122,022)
Ending Balance, December 31, 2020	$1,595,186

Beginning Balance, June 30, 2019	$2,991,953
Additions	3,538,927
Mark to Market	2,314,089
Reclassification to APIC due to conversions	(957,488)
Ending Balance, December 31, 2019	$3,259,345

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

20.	Stock warrants

On September 7, 2018, the Company entered into a settlement agreement with several investors to settle all disputes by issues additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of December 31, 2020 and June 30, 2020, the fair value of the warrant liability was $521 and $1,910, respectively.

On February 4, 2020, the Company entered into a warrant agreement with an accredited investor up to 10,000,000 shares of common stock of the Company at exercise price of $0.008 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $80,000. As of December 31, 2020 and June 30, 2020, the fair value of the warrant liability was $9,000 and $78,000, respectively.

As of December 31, 2020 and June 30, 2020, the total fair value of the warrant liability was $9,521 and $79,910, respectively.

21.	Note payable

Note Payable Due to Bank –

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (5.5% as of December 20, 2018). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of December 31, 2020 and June 30, 2020, the loan principal balance was $25,982. As of December 31, 2020, the note is in default.

Notes Payable Due to Non-related parties

On June 15, 2018, the Company entered into a promissory note with one of the accredited investors. The original principal amount was $20,000 and the note bears 8% interest per annum. The note was payable upon demand. As of December 31, 2020 and June 30, 2020, this note had a balance of $20,000 and $20,000, respectively.

Notes Payable Due to Related Parties

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bears no interest. The note was payable upon demand. As of December 31, 2020 and June 30, 2020, this note had a balance of $15,427 and $15,427, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

22.	Loans payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of December 31, 2020 and June 30, 2020, the note was in default and the outstanding balance under this note was $73,844 and $96,401, respectively.

During the year ended June 30, 2019, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of December 31, 2020 and June 30, 2020, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of December 31, 2020 and June 30, 2020, the Company has an outstanding balance of $4,423 and $3,584.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of December 31, 2020 and June 30, 2020, the outstanding balance under this loan were $20,665 and $24,524, respectively.

On March 18, 2020, the Company entered into a loan agreement for $150,000 with Celtic Bank with maturity date on March 18, 2020. As of December 31, 2020 and June 30, 2020, the outstanding balance under this loan were $1,815 and $117,635, respectively.

On June 26, 2020, the Company entered into a government loan agreement for $8,000 with maturity date on December 26, 2020. As of December 31, 2020 and June 30, 2020, the outstanding balance under this loan were $8,000.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

22.	Loans payable (Continued)

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

As of December 31, 2020 and June 30, 2020, the Company had an outstanding loan balance of $720,489 and $517,260, respectively.

23.	Loans Payable – Related Parties

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bears no interest and amortized on a monthly basis over the life of the loan. As of December 31, 2020 and June 30, 2020, the balance of the loan was $48,143 and $35,943, respectively.

During the three months ended September 30, 2020, the Company received loans from related parties. The amount of the loan bears no interest. As of December 31, 2020 and June 30, 2020, the balance of the loan was $528,082 and $0, respectively.

As of December 31, 2020 and June 30, 2020, the Company had an outstanding loan balance – related parties of $576,225 and $35,943, respectively.

24.	Shares to Be Issued

During the year ended June 30, 2020, the Company had entered into one consulting service agreement and one employment agreement, which had potential shares to be issued in total amount of $101,577.

During the six months ended December 31, 2020, the Company had potential shares to be issued to one employment agreement of $35,000.

During the six months ended December 31, 2020, the Company had potential shares to be issued to one consulting agreement of $31,000.

As of December 31, 2020 and June 30, 2020, the Company had balance of $167,577 and $101,577 share to be issued, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

25.	Stockholder’s Equity

The Company is authorized to issue 10,000,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. On April 22, 2020, the Company filed an amendment to increase the total authorized shares to 10,010,000,000 – 10,000,000,000 of which are designated as common stock, par $0.001 per share and 10,000,000 of which are designated as preferred stock, par value $0.001 per share.

Share issuance during the three months ended September 30, 2020 -

During the three months ended September 30, 2020, the Company issued 1,081,411,606 shares of common stock for debt conversions in total amount of $1,273,459.

Share issuance during the three months ended December 31, 2020 -

During the three months ended December 31, 2020, the Company issued 411,171,815 shares of common stock for debt conversions in total amount of $320,879.

During the periods from December 14, 2014 through March 31, 2015, the Company issued 2,000,000 Series A preferred shares from an EB5 Program Investment. Five years from the date of issue (the “Conversion Date”), assuming Investor is approved for l-526, and each Preferred Share will automatically convert into that number of Common Shares having a “fair market value” of the Initial Investment plus a five (5) percent annualized return on Initial Investment, Fair market value will be determined by averaging the closing sale price of a Common Share for the 40 trading days immediately preceding the date of conversion on the U.S. stock exchange on which Common Shares are publicly traded. Should the Investor be unsuccessful in liquidating the Common Shares within 90 days after the Conversion Date, the Company shall buy back total Common Shares owned by Investor at a fixed amount of $500,000.00 plus 5% ROI per annum.

During the three months ended December 31, 2020, those shares were automatically converted into 360,647,019 of common shares with a fair market value of $2,000,000 of initial investment plus a five percent annualized return on initial investment (“ROI”), or total ROI of $500,000.

As of December 31, 2020 and June 30, 2020, the Company had 1,541,500 shares of its preferred stock issued and outstanding, and 3,616,507,670 and 1,763,277,230 shares of its common stock, respectively, issued and outstanding.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

26.	Commitments and contingencies

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

Six Months Ended
December 31, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$154,463

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended December 31, 2020	$107,438
Remaining lease term – operating leases (in years)	3.25
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:

Operating leases
Short-term right-of-use assets	$231,685
Long-term right-of-use assets	$610,864
Total operating lease assets	$842,549

Short-term operating lease liabilities	$236,528
Long-term operating lease liabilities	$641,687
Total operating lease liabilities	$878,214

Maturities of the Company’s lease liabilities are as follows:

Operating
Period ending June 30,	Lease
2021	$156,118
2022	305,040
2023	273,425
2024	172,465
2025	147,446
Total lease payments	1,054,494

Less: Imputed interest/present value discount	(176,279)
Present value of lease liabilities	$878,214

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

27.	Subsequent events

Shares issued for cash

On February 9, 2021, the Company entered into a stock subscription agreement to issue 150,000,000 shares of the Company’s common stock for cash in total amount of $225,000.

Convertible Notes

On February 9, 2021, the Company entered a convertible promissory note with an accredited investor for a total amount of $69,300 (includes $6,300 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Conversions

Subsequent to February 16, 2021, there were multiple accredited investors converted approx. $258,300 of the convertible notes into 389,256,291 shares of the Company’s common stocks.

On February 8, 2021, Sugar Rush, Inc., a Nevada corporation and wholly owned subsidiary of Sugarmade, Inc., a Delaware corporation entered into a Common Share Purchase Agreement with Nug Avenue, Inc., a California corporation (the “Seller”). The Seller provides services pertaining to the licensed and regulated delivery of cannabis out of Lynwood, California, serving primarily the greater Los Angeles Metropolitan area (the “Lynwood Operations”).

Pursuant to the Agreement, and subject to the satisfaction of the conditions as set forth therein, the Company agreed to purchase a seventy percent (70%) stake in the Seller’s Lynwood Operations for a purchase price of five hundred sixty thousand dollars ($560,000) (the “Stake Purchase”). Pursuant to the Agreement, the parties agreed that the Stake Purchase will entitle the Company to receive 70% of the revenues and profits generated by the Seller from its Lynwood Operations starting from February 8, 2021 (the “Effective Date”). Under the terms of the Agreement, the Company agreed to make periodic payments to the Seller to satisfy the $560,000 purchase price over a twelve (12) month period beginning on the Effective Date. Pursuant to the Agreement, the parties agreed that the $560,000 resulting from the Stake Purchase is to be used by the Seller for the expansion of business opportunities for the Lynwood Operations.

Further, pursuant to the Agreement, the Seller agreed to grant the Company an option to invest in all future business opportunities of the Seller pertaining to any and all legal and regulated cannabis business operations. The Seller and the Company agreed to negotiate a formal agreement for this option within ninety (90) days of the Effective Date. Further, pursuant to the Agreement, Seller agreed to grant the Company unlimited participation rights in any future financings of the Seller, and to negotiate a formal agreement for such participation rights to be entered into by the Seller and the Company within ninety (90) days of the Effective Date.

On February 9, 2021 (the “Closing Date”), the Closing occurred, and the Company acquired a 70% stake in the Seller’s Lynwood Operations pursuant to the terms of the Agreement.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the Securities and Exchange Commission (“SEC”). We do not assume an obligation to update any forward- looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Quarterly Report on Form 10-Q. See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

Overview and Financial Condition

Sugarmade, Inc. (hereinafter referred to as “we,” “us” or “Company”) operates much of its business activities through our subsidiary, SWC Group, Inc., a California corporation (“SWC”). Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today.

Shares of our common stock are quoted on the OTC Market, which is a quotation system for early-stage and developing companies under the trading symbol “SGMD”.

As of December 31, 2020, we operated our business in the following three segments:

1)	Paper and paper-based products: The supply of consumable products to the quick-service restaurant sub-sector of the restaurant industry, and as an importer and distributor of non-medical personal protection equipment to business and consumers, via our CarryOutSupplies.com subsidiary (“Carryout Supplies”). Carryout Supplies is a producer and wholesaler of custom printed and generic supplies, servicing more than 2,000 quick-service restaurants. The primary products are plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, edible packaging, food containers, soup containers, plastic spoons, and similar products for this market sector. This subsidiary, which was formed in 2009, was recently expanded to also offer non-medical personal protective equipment.

2)	Non-medical supplies: Beginning in 2020, we sell non-medical personal protective equipment through Carryout Supplies.

3)

Cannabis products delivery service and sales: As a joint owner in the Budcars licensed cannabis delivery service brand (“Budcars” or the “Budcars Brand”). Budcars operates a licensed cannabis delivery service in the Sacramento, California area. During early 2020, the Company gained a 40% stake in the Budcars Brand and in the Sacramento delivery operations via acquiring a 40% stake in Indigo Dye Group (“Indigo”). Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars. Upon exercise of this option, the Company would acquire a controlling interest in Indigo. As of December 31, 2020, the option has not yet been exercised and the Company’s stake in Budcars was at 40%. Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo.

Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. During the quarter ended December 31 ,2020, if the Company makes no additional payments, it will hold approximately 33% of the ownership of Indigo. See Note 5 and Note 6.

Subsequent to the end of the December reporting period, Sugarmade became a joint owner of Nug Avenue, Inc., a California corporation (“Nug Avenue”), which operates a licensed and regulated cannabis delivery service out of Lynwood, California, serving the greater Los Angeles Metropolitan area (the “Lynwood Operations”). The Company currently owns a majority stake of seventy percent (70%) of Nug Avenue’s Lynwood Operations and holds first rights of refusal on Nug Avenue’s business expansion relative to the cannabis marketplace.

Our CarryOutSupplies.com Operation

Our legacy business operation, CarryOutSupplies.com, is a producer and wholesaler of custom printed and generic supplies, servicing more than 2,000 businesses in the Quick Service Restaurant Sector. Our products include double poly paper cups for cold beverage; disposable, clear, plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, edible packaging, food containers, soup containers, plastic spoons, and many other similar products for this market sector. CarryOutSupplies.com was founded in 2009. Our products are viewable on our website: www.CarryOutSupplies.com.

We believe we occupy a defensible space within the Quick Service Restaurant Sector by way of our significant experience in serving this customer base, our knowledge of the industry fundamentals, and our significant experience in Asia factory sourcing and importing goods from Asian factories. Our niche within the market pertains to serving the many quick-service restaurants that wish to acquire custom printed products, such as those embossed with logos, but the minimum order size for such customization had been cost-prohibitive. With that in mind, CarryOutSupplies.com was founded to provide products to this underserved section of the market. Since that time, the Company has become a key supplier to more than 2,000 establishments, particularly within the frozen dessert segment.

The business of supplying such products to the quick-service restaurant sector remains highly competitive. Over the past few years, operating margins have compressed as a result of increased competition, the emergence of relatively inexpensive digital printing processes, and the larger printing and paper product manufacturers lowering minimum order quantities. Sugarmade expects the sector to remain highly competitive and is responding to the industry changes by realigning staff, eliminating less profitable products, and introducing new product areas.

The CarryOutSupplies operation has recently expanded its product offerings to include consumable sanitary supplies, such as non-medical gloves, non-medical facemasks, face shields, and other non-medical protective equipment. We believe our significant experience in sourcing products from Asian factories and the importation of goods from Asia makes us well-equipped to operate within the marketplace for non-medical, consumable, protective equipment.

We plan to continue our business pursuits relative to our CarryOutSuppies.com business, and have significantly restructured the operations over the past year. We plan to continue to modify our strategies and product lines to remain competitive in these niche market sectors.

BudCars Cannabis Delivery Service

In early 2020, our Company entered into an agreement to purchase Bud Cars, Inc., a California corporation, which is engaged in the licensed, and legal under California state law, delivery of cannabis and cannabis-containing products. Under the terms of the acquisition agreement, Sugarmade acquired a 33% stake in the operation and an option to gain a controlling interest in the delivery service.

Cannabis is already one of the fastest-growing markets in the U.S. According to Fortune Business Insights, during 2019, the cannabis market produced approximately $100 billion in U.S sales. Growth over the next few years is expected to top 32% compounded annually. The U.S. cannabis segment has clearly been one of the fastest-growing markets within the American economy over the past 50 years. The California market clearly leads the U.S. market, with the legal California market worth at least $13 billion annually with strong growth continuing. The illegal market is likely even more extensive.

As the market shifts from the black to white markets, the legal providers are expected to benefit further. We urge investors to consider this trend in their investment decisions. One of the primary reasons many legal providers across several states have developed business issues is flawed state government policies that have allowed illegal operators to continue in business at the expense of the licensed and heavily taxed industry.

According to BDS Analytics and Arcview Market Research, two firms that closely monitor the cannabis marketplace, California’s total cannabis market is expected to produce about $12.8 billion this year, with $8.7 billion going to illicit operators and $3.1 billion to the state-authorized market.

For the first time, the white market/black market balance is beginning to shift as authorities crackdown on unlicensed business. This is starting to benefit legal operators. For example, California regulators and law enforcement agencies have recently announced hundreds of enforcement actions across California seizing millions of dollars of black market cannabis products. We believe this trend toward enforcement against illegal operators will directly benefit companies like the BudCars cannabis delivery service.

The outbreak of COVID-19, new social unrest in the United States, and the general movement toward retail home delivery have resulted in radical shifts in the cannabis marketplace. As a result, the general market for delivery services is proliferating.

Budcars operates its delivery service in strict adherence to all state, local and municipal regulations and is fully licensed for operations by California regulators.

Discussions with respect to our Company’s operations included those of, SWC and Indigo Dye Group Corp., a variable interest entity (“VIE”). During the quarter ended December 31, 2020, the Company plans to open new locations via purchasing equity into other Brand/Franchises to cover delivery for the entire California. Therefore, the Company likely not to proceeds the option to acquire the additional 30% interest in Indigo at the moment. In addition, the Company is no longer involve in day-to-day operations and the Company will be pursuing cannabis delivery moving forward, independently of Indigo Dye. Therefore, the Company losses the control over Indigo since October 1, 2020. As of December 31, 2020, we had no other operations other than SWC.

Our Ownership in Nug Avenue, Inc. Relative to Licensed and Permitted Cannabis Delivery in the Los Angeles Metropolitan Area

On February 8, 2020, Sugarmade became a joint owner of Nug Avenue, Inc., a California corporation (“Nug Avenue”), which is party to a management services agreement relating to the licensed and regulated delivery of cannabis out of Lynwood, California, serving primarily the greater Los Angeles Metropolitan area (the “Lynwood Operations”).

As of February 8, 2020, the Company acquired a majority stake of seventy percent (70%), allowing for full financial statement consolidation of the Nug Avenue, Inc. Lynwood Operations. As part of the February 8, 2020, agreement, the Company also gained an option to invest in Nug Avenue’s future business opportunities pertaining to any and all legal and regulated cannabis business operations. Further, under the February 8, 2002 agreement, Nug Avenue agreed to grant the Company unlimited participation rights in future financings.

The Company believes the Los Angeles cannabis delivery market offers substantial opportunities for growth. By all measures, the California cannabis market continues to gain strength, with the Southern California sub-market representing the world’s largest single cannabis marketplace. According to the California Department of Tax and Fee Administration, the most recently reported quarterly period posted an almost 80% increase in cannabis tax compared to the year-ago period. Much of this growth was driven by increased use of delivery services, as consumers are increasingly relying on home delivery for many goods, including cannabis.

Discussions with respect to our Company’s operations included those of, SWC and Indigo Dye Group Corp., a variable interest entity (“VIE”). During the quarter ended December 31, 2020, the Company plans to open new locations via purchasing equity into other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in Indigo’s day-to-day operations and going forward, the Company intends to pursue cannabis delivery, independent of Indigo. As of October 1, 2020, the Company continues to hold approximately 29% of the ownership of Indigo but ceased to have a controlling interest in the partnership and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. During the quarter ended December 31 ,2020, the Company invested additional $61,484 in Indigo, or 3.5% of Indigo’s issued shares. As of December 31, 2020, the Company continues to hold approximately 33% of the ownership of Indigo. As of December 31, 2020, we had no other operations other than SWC.

Results of Operations

The following table sets forth the results of our operations for the three months ended December 31, 2020 and 2019.

	For the three months ended
	December 31,
	2020	2019

Net Sales	$300,652	$720,810
Cost of Goods Sold:	242,531	435,690
Gross profit	58,122	285,120
Operating Expenses	634,703	7,215,934
Loss from Operations	(576,581)	(6,930,814)
Other non-operating Expense:	(1,077,702)	(823,710)
Equity Method Investment Loss	(2,144)
Less: net income attributable to the noncontrolling interest	—	—
Net Loss	$(1,656,397)	$(7,754,524)

Revenues

For the three months ended December 31, 2020 and 2019, revenues were $300,652 and $720,810, respectively. The decrease was primarily due to the loss of control of Indigo.

Cost of goods sold

For the three months ended December 31, 2020 and 2019, costs of goods sold were $242,531 and $435,690 respectively. The decrease was primarily due to the loss of control of Indigo.

Gross profit

For the three months ended December 31, 2020 and 2019, gross profit was $58,122 and $285,120, respectively. The decrease was primarily due to the loss of control of Indigo.

Operating expenses

For the three months ended December 31, 2020 and 2019, operating expenses were $634,703 and $7,215,934, respectively. The decrease was primarily due to the decrease in stock based compensations.

Other non-operating income (expense)

The Company had total other non-operating income (expense) of $(1,077,702) and $(823,710) for the three months ended December 31, 2020 and 2019, respectively. The increase in non-operating expense is related to the accounting for the changes in derivative liabilities due to conversions.

Net income (loss)

Net loss totaled $1,656,397 for the three months ended December 31, 2020, compared to a net loss totaling $7,754,524 for the three-month ended December 31, 2019. The decrease was mainly due to a reduction in stock-based compensation and accounting for the changes in derivative liabilities due to conversions.

The following table sets forth the results of our operations for the six months ended December 31, 2020 and 2019.

	For the six months ended
	December 31,
	2020	2019

Net Sales	$2,446,979	$1,474,784
Cost of Goods Sold:	1,272,429	927,858
Gross profit	1,174,550	546,925
Operating Expenses	2,619,720	8,419,563
Loss from Operations	(1,445,170)	(7,872,637)
Other non-operating Income (Expense):	1,072,095	(1,909,438)
Equity Method Investment Loss	(2,114)	—
Less: net income attributable to the noncontrolling interest	—	—
Net Loss attributed to Sugarmade, Inc.	$(375,189)	$(9,782,075)

Revenues

For the six months ended December 31, 2020 and 2019, revenues were $2,446,979 and $1,474,784, respectively. The increase was primarily due to the new cannabis delivery business.

Cost of goods sold

For the six months ended December 31, 2020 and 2019, costs of goods sold were $1,272,429 and $927,858 respectively. The increase was primarily due to the acquisition of a 40% interest in Indigo.

Gross profit

For the six months ended December 31, 2020 and 2019, gross profit was $1,174,550 and $546,925, respectively. The increase was primarily due to the acquisition of a 40% interest in Indigo.

Operating expenses

For the six months ended December 31, 2020 and 2019, operating expenses were $2,619,720 and $8,419,563, respectively. The decrease was due to the decrease in stock-based compensation.

Other non-operating income (expense)

The Company had total other non-operating income (expense) of $1,072,095 and $(1,909,438) for the six months ended December 31, 2020 and 2019, respectively. The increase in non-operating income is related to the accounting for the changes in derivative liabilities due to conversions.

Net loss

Net loss totaled $375,189 for the six months ended December 31, 2020, compared to a net loss totaling $9,782,075 for the three-month ended December 31, 2019. The decrease was mainly due to the decrease in stock-based compensation and the accounting for the changes in derivative liabilities due to conversions.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of December 31, 2020, our Company had cash balance of $360,550, current assets totaling $2,200,173 and total assets of $3,995,463. We had current and total liabilities totaling $8,324,947 and $9,236,534, respectively. Stockholders’ equity reflected a deficiency of $5,241,070.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2020 and 2019:

	2020	2019
Cash (used in) provided by:
Operating activities	$(2,167,187)	$(2,122,441)
Investing activities	—	—
Financing activities	2,086,732	2,191,072

Net cash used in operating activities was $(2,167,187) for the six months ended December 31, 2020, and $(2,122,441) for the six months ended December 31, 2019.

Net cash used in investing activities was $nil for the six months ended December 31, 2020, and $nil for the six months ended December 31, 2019.

Net cash provided by financing activities was $2,086,732 for the six months ended December 31, 2020 and $2,191,072 for the six months ended December 31, 2019.

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

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of December 31, 2020, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $2,000,000.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our unaudited condensed consolidated financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2020. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2020, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2020. The interim results for the period ended December 31, 2020 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The consolidated financial statements include the accounts of our Company, its wholly owned subsidiary, SWC Group Inc., and Indigo Dye Group Corp., an investment in nonconsolidated affiliate (formerly a variable interest entity as of September 30, 2020). All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended December 31, 2020 and 2019.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company, as of June 30, 2020, performed an impairment test of all of its intangible assets. Based on the Company’s analysis, the company had an amortization of intangible assets of $700 for the six months ended December 31, 2020 and 2019, respectively.

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company’s financial statements. Capital lease classification resulted in a liability that was recorded on a company’s balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $1,105,755 of operating lease right-of-use asset and $1,140,041 of operating lease liabilities were reflected on the Company’s June 30, 2020 financial statements and $842,549 of operating lease right-of-use asset and $878,214 of operating lease liabilities were reflected on the Company’s December 31, 2020 financial statements.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the six months ended December 31, 2020.

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

The Company’s financial statements as of December 31, 2020 substantially all of its operations are conducted in three industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts for approximately 24% of the Company’s revenues; (2) non-medical supplies such as non-medical fascial mask, which accounts for approximately 3% of the Company’s total revenues; and cannabis products delivery service and sales.

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

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

As required by the SEC Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective because the Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

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

Notwithstanding the above identified material weakness, the Company’s management believes that its unaudited condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: Other Information

ITEM 1 – LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of December 31, 2020, there were no legal claims pending or threatened against the Company that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of December 31, 2020, we were involved in the following legal proceedings:

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs an aggregate of $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two (2) notes of approximately $80,000. As of December 31, 2020, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

ITEM 1A – RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2020, the Company issued/cancelled shares as followings:

●	1,492,583,421 shares of common stock upon conversion of convertible notes of $1,594,337.

All of the aforementioned securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit No.		Description
31.1	(1)	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(1)	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	(1)	XBRL Instance Document

101.SCH*	(1)	XBRL Taxonomy Extension Schema

101.CAL*	(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE*	(1)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc.

February 22, 2021	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

-42-