Form 10-Q
period 2021-03-31
Sugarmade, Inc.
filed 2021-05-19
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

At May 19, 2021, there were 5,444,622,595 shares of common stock issued and outstanding.

SUGARMADE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

PART 1: Financial Information

Item 1 Financial Statements

Sugarmade, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	For the Period Ended
	March 31, 2021	June 30, 2020
	(Unaudited)
Assets
Current assets:
Cash	$269,885	$441,004
Accounts receivable, net	75,040	134,517
Inventory, net	692,460	679,471
Loan receivables, current	-	1,365
Loan receivables - related party, current	208,931	122,535
Other current assets	1,066,597	263,404
Right of use asset, current	237,556	270,363
Total current assets	2,550,469	1,912,659
Noncurrent assets:
Equipment, net	390,189	499,047
Intangible asset, net	14,578	9,800
Other assets	-	54,163
Loan receivable - Investment, noncurrent	196,000	196,000
Right of use asset, noncurrent	549,261	835,393
Investment to Indigo Dye	564,819	-
Total noncurrent assets	1,714,847	1,594,403
Total assets	$4,265,316	$3,507,062

Liabilities and Stockholders’ Deficiency
Current liabilities:
Note payable due to bank	$25,982	$25,982
Accounts payable and accrued liabilities	1,753,855	1,583,228
Customer deposits	660,268	466,337
Customer overpayment	53,183	47,890
Unearned revenue	9,379	53,248
Other payables	812,069	691,801
Accrued interest	515,767	494,740
Accrued compensation and personnel related payables	-	35,361
Notes payable - Current	20,000	20,000
Notes payable - Related Parties, Current	15,427	15,427
Lease liability - Current	231,305	372,285
Loans payable - Current	350,221	319,314
Loan payable - Related Parties, Current	238,150	35,943
Convertible notes payable, Net, Current	1,982,902	1,740,122
Derivative liabilities, net	2,723,899	5,597,095
Warrants liabilities	24,216	79,910
Shares to be issued	136,577	101,577
Total current liabilities	9,553,200	11,680,260
Non-Current liabilities:
Loans payable	366,495	197,946
Lease liability	591,116	767,729
Total liabilities	10,510,811	12,645,935

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized 1,541,500 and 3,541,500 shares issued outstanding at March 31, 2021 and June 30, 2020	1,542	3,542
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 4,718,104,197 and 1,763,277,230 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	4,718,105	1,763,278
Additional paid-in capital	63,095,927	57,307,767
Share to be issued, Preferred stock	(1)	-
Common Stock Subscribed	236,008	236,008
Accumulated deficit	(74,350,923)	(68,438,332)
Total stockholders’ deficiency	(6,299,342)	(9,127,737)
Non-Controlling Interest	53,847	(11,136)
Total stockholders’ deficiency	(6,245,495)	(9,138,873)
Total liabilities and stockholders’ deficiency	$4,265,316	$3,507,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiary
Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenues, net	$404,843	$416,356	$2,851,822	$1,891,140
Cost of goods sold	229,818	253,223	1,502,247	1,181,081
Gross profit	175,025	163,133	1,349,575	710,059

Selling, general and administrative expenses	300,188	361,986	1,446,038	1,057,706
Advertising and promotion expense	99,481	15,045	378,068	72,528
Marketing and research expense	48,324	70,185	364,580	149,631
Professional expense	137,399	268,530	756,444	1,415,796
Salaries and wages	174,634	109,625	368,616	343,723
Stock compensation expense	16,250	45,250	82,250	6,250,800
Loss from operations	(601,251)	(707,488)	(2,046,421)	(8,580,125)

Non-operating income (expense):
Other income	1,957	145	5,099	3,243
Gain in loss of control of VIE	-	-	313,928	-
Interest expense	(725,688)	(173,519)	(1,920,660)	(1,493,319)
Bad debts	(256)	-	(133,235)	-
Change in fair value of derivative liabilities	(3,485,549)	(238,065)	506,559	2,075,982
Warrant Expense	(14,694)	(25,369)	55,695	(80,647)
Loss on notes conversion	-	-	-	(184,626)
Loss on settlement	-	-	(80,000)	(382,635)
Gain on asset disposal	-	-	-	7,000
Amortization of debt discount	(759,219)	(961,146)	(2,605,144)	(3,079,553)
Debt forgiveness	-	(25,670)	-	(197,765)
Other expenses	(1,459)	-	(55,054)	(740)
Total non-operating expenses, net	(4,984,908)	(1,423,624)	(3,912,812)	(3,333,060)
Equity Method Investment Loss			(2,114)
Net loss	$(5,586,159)	$(2,131,112)	$(5,961,347)	$(11,913,186)

Less: net loss attributable to the noncontrolling interest	$(48,756)	$-	$(48,756)	$-
Net loss attributable to SugarMade Inc.	$(5,537,403)	$(2,131,112)	$(5,912,591)	$(11,913,186)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding *	4,121,621,837	822,263,706	3,247,070,176	863,368,325

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Shares to be Cancelled, Preferred	Shares to be Cancelled, Common	Common Shares	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Shares	Subscribed	Deficit	Equity

Balance at June 30, 2019	2,000,000	2,000	697,608,570	697,610	61,038,875	-	-	29,000	(47,088,950)	14,678,534
Shares issued for debt settlement	-	-	1,000,000	1,000	28,000	-	-	(29,000)	-	-
Reclass derivative liability from conversion	-	-	-	-	659,526	-	-	-	-	659,526
Shares issued for conversions	-	-	71,915,557	71,916	475,917	-	-	-	-	547,833
Shares issued for cash	-	-	11,348,591	11,349	88,651	-	-	-	-	100,000
Shares issued for warrant exercise	-	-	28,371,818	28,382	(14,249)	-	-	-	-	14,133
Net loss	-	-	-	-	-	-	-	-	(2,027,551)	(2,027,551)
Balance at September 30, 2019	2,000,000	2,000	810,244,536	810,257	62,276,720	-	-	-	(49,116,501)	13,972,474
Shares issued for cash	-	-	26,621,610	26,622	213,378	-	-	100,000	-	340,000
Options issued for services	-	-	-	-	73,500	-	-	-	-	73,500
Shares issued as compensation for services	415,000	415	500,000	500	5,941,135	-	-	-	-	5,942,050
Reclass derivative liability from conversion	-	-	-	-	297,962	-	-	-	-	297,962
Shares issued for conversion	-	-	24,994,341	24,994	117,170	-	-	-	-	142,164
Shares issued for debt settlement	-	-	18,181,818	18,182	272,273	-	-	-	-	290,455
Shares issued for award - Bizright	750,001	750	249,373,817	249,374	14,040,936	(10,725,014)	(21,566,046)	-	-	(18,000,000)
Initial valuation of BCF	-	-	-	-	239,301	-	-	-	-	239,301
Net loss	-	-	-	-	-	-	-	-	(7,754,524)	(7,754,524)
Balance at December 31, 2019	3,165,001	3,165	1,129,916,122	1,129,927	83,472,375	(10,725,014)	(21,566,046)	100,000	(56,871,025)	(4,456,619)
Shares issued for cash	-	-	33,542,865	33,543	191,457	-	-	(100,000)	-	125,000
Options issued for services	-	-	-	-	45,250	-	-	-	-	45,250
Reclass derivative liability from conversion	-	-	-	-	302,845	-	-	-	-	302,845
Shares issued for conversions	-	-	128,525,706	128,526	170,230	-	-	-	-	298,756
Shares cancelled for award - Bizright	(750,001)	(750)	(448,873,817)	(448,874)	(31,827,478)	10,725,014	21,566,046	-	-	13,958
Initial valuation of BCF	-	-	-	-	210,000	-	-	-	-	210,000
Net loss	-	-	-	-	-	-	-	-	(2,131,111)	(2,131,111)
Balance at March 31, 2020	2,415,000	2,415	843,110,876	843,120	52,564,680	-	-	-	(59,002,136)	(5,591,920)

	Preferred Stock		Common stock		Additional Paid-in	Shares to be Issued Preferred	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Subscribed	Deficit	Interest	Equity

Balance at June 30, 2020	3,541,500	3,542	1,763,277,230	1,763,278	57,307,767	-	236,008	(68,438,331)	(11,136)	(9,138,871)
Reclass derivative liability to equity from conversion	-	-	-	-	1,805,188	-	-	-	-	1,805,188
Shares issued for conversion	-	-	1,081,411,606	1,081,412	192,048	-	-	-	-	1,273,459
Repayment of capital to noncontrolling minority	-	-	-	-	-	-	-	-	(24,000)	(24,000)
Net loss	-	-	-	-	-	-	-	1,278,812	1,165	1,279,976
Balance at September 30, 2020	3,541,500	3,542	2,844,688,836	2,844,690	59,305,003	-	236,008	(67,159,519)	(33,971)	(4,804,248)
Reclass derivative liability to equity from conversion	-	-	-	-	531,591	-	-	-	-	531,591
Shares issued for conversions	-	-	411,171,815	411,172	(90,293)	-	-	-	-	320,879
Preferred stock conversions	(2,000,000)	(2,000)	360,647,019	360,647	141,353	-	-	-	-	500,000
Loss of control in VIE	-	-	-	-	(169,262)	-	-	2,396	33,971	(132,895)
Net loss	-	-	-	-	-	-	-	(1,656,397)	-	(1,656,398)
Balance at December 31, 2020	1,541,500	1,542	3,616,507,670	3,616,509	59,718,392	-	236,008	(68,813,520)	-	(5,241,070)
Reclass derivative liability to equity from conversion					3,025,875	-	-	-	-	3,025,875
Shares issued for cash	-	-	587,222,222	587,222	424,778	-	-	-	-	1,012,000
Shares issued for conversions	-	-	499,374,305	499,374	(95,619)	-	-	-	-	403,755
Shares issued for services	-	-	15,000,000	15,000	22,500	-	-	-	-	37,500
Contributions from non-controlling interests in other consolidated subsidiaries	-	-	-	-	-	-	-	-	102,603	102,603
Shares issued to officer	-	-	-	-	1	(1)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(5,537,403)	(48,756)	(5,586,157)
Balance at March 31, 2021	1,541,500	1,542	4,718,104,197	4,718,105	63,095,927	(1)	236,008	(74,350,923)	53,847	(6,245,495)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows For

The Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	For the Nine Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,912,591)	$(11,913,186)
Non-controlling interest	53,847	-
Adjustments to reconcile net loss to cash flows from operating activities:
Initial valuation of debt discount	-	449,300
Loss on settlement	80,000	382,635
Gain on loss of control of VIE	(313,929)	-
Return on EB5 investment	500,000	-
Amortization of debt discount	2,605,144	756,981
Stock-based compensation	72,500	6,086,800
Change in fair value of derivative liability	(506,559)	864,878
Change in exercise of warrant	(55,694)	92,756
Depreciation	70,650	47,526
Amortization of intangible assets	1,022	1,050
Change in financing cost	974,052	-

Changes in assets and liabilities:
Accounts receivable	59,477	178,057
Intangible assets	(5,800)	-
Inventory	(157,858)	(165,005)
Prepayment, deposits and other receivables	(959,214)	(35,271)
Other assets	54,163	(20,000)
Other payables	266,876	(53,609)
Accounts payable and accrued liabilities	801,973	58,058
Customer deposits	199,224	(47,911)
Unearned revenue	(43,869)	(57,415)
Right of use assets	175,215	67,258
Lease liability	(173,871)	(64,247)
Investment to Indigo Dye	(564,819)	597,830.00
Interest Payable	132,220	264,452

Net cash used in operating activities	(2,647,840)	(2,509,064)

Cash flows from investing activities:
Purchase of fixed assets	(55,810)	-
Investment	-	(700,000)

Net cash used in investing activities	(55,810)	(700,000)

Cash flows from financing activities:
Proceeds from shares issuance	1,012,000	565,000
Bank overdraft	-	20,965
Loan receivable	1,365	271,033
Loan receivable - related parties	(170,887)	-
Proceeds from note payable	-	-
Proceeds from (repayment of) note payable - related parties	-	(2,573.00)
Proceeds from advanced shares issuance	-	136,000
Proceeds from loans payable - related parties	202,207	20,000
Proceeds from convertible notes	1,874,200	2,051,887
Repayment of convertible notes	(327,700)	-
Reduction of cash due to Indigo deconsolidation	(326,811)	-
Proceeds from loans	268,156	119,890

Net cash provided by financing activities	2,532,530	3,182,202

Net decrease in cash	(171,120)	(26,861)

Cash paid during the period for:
Cash, beginning of period	441,004	34,371
Cash, end of period	$269,885	$7,510

Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	1,998,095	988,753
Reduction in derivative liability due to conversion	5,362,654	1,260,333
Debt discount related to convertible debt	2,080,016	1,110,311
Debts settled through shares issuance	-	229,000
Shares issued for award to Bizright	-	(32,291,060)
Shares cancelled for termination of Bizright Acquisition	-	32,283,910
Shares issued for warrant exercise	-	28,381
Reclassification from prepaid deposit to BZRTH investment	-	(883,958)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

1.	Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we,” “us” or “Company”) is a publicly-traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company operates our business activities through multiple subsidiaries, which includes SWC Group, Inc., a California corporation (“SWC”), SugarRush, Inc., a California corporation and NUG Avenue, Inc., a California corporation.

Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today.

Sugar Rush, Inc., our wholly owned subsidiary, seeks to enter the business of operating and investing in specialized licensed and regulated hemp and cannabis operations.

The Company is also a majority owner in Nug Avenue, Inc., a California corporation, which is engaged in the licensed and regulated market for the delivery of cannabis and a part owner in Indigo Dye Group, the operator of a licensed and regulated cannabis delivery service in Northern California.

These operations and investments are outlined in more detail below.

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

2)

Nug Avenue, Inc. investment into licensed cannabis delivery in Los Angeles area markets. During February 2021, we became a majority owner of Nug Avenue, Inc., a California corporation (“Nug Avenue”), which operates a licensed and regulated cannabis delivery service out of Lynwood, California, serving the greater Los Angeles Metropolitan area (the “Lynwood Operations”). The Company currently owns a majority stake of seventy percent (70%) of Nug Avenue’s Lynwood Operations and holds first rights of refusal on Nug Avenue’s business expansion relative to the cannabis marketplace. By way of our capital injection made into Nug Avenue and by via our 70% ownership position, we consolidate and recognize 100% of the revenues and 70% of profits or loss generated by Nug Ave for its Lynwood Operation.

We believe our investment into Nug Avenue will allow us to expand out presence into the licensed and regulated cannabis marketplace. The California cannabis market continues its rapid growth, with the Southern California sub-market representing the world’s largest single cannabis marketplace. According to the California Department of Tax and Fee Administration, the most recently reported quarterly period posted a significant increase in cannabis tax compared to the year-ago period. Much of this growth was driven by increased use of delivery services, as consumers are increasingly relying on home delivery for many goods, including cannabis.

3)	Cannabis products delivery service and sales: As a joint owner in the Budcars licensed cannabis delivery service brand (“Budcars” or the “Budcars Brand”). Budcars operates a licensed cannabis delivery service in the Sacramento, California area. During early 2020, the Company gained a 40% stake in the Budcars Brand and in the Sacramento delivery operations via acquiring a 40% stake in Indigo Dye Group (“Indigo”). Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars. Upon exercise of this option, the Company would acquire a controlling interest in Indigo. As of March 31, 2021, the option has not yet been exercised and the Company’s stake in Budcars was at 40%. Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of March 31, 2021, the Company made no additional payments, and still hold approximately 29% of the ownership of Indigo. See Note 4 and Note 5.

4)

Selected cannabis and hemp projects. We are also seeking operating contracts and investments in various legal, licensed and regulated cannabis and hemp projects via our Sugar Rush, Inc. subsidiary and directly from Sugarmade, Inc. We believe our team has strong experience in hemp and cannabis operations and management that can be leveraged to expand our revenue base. On March 28, 2021 we entered into a binding letter of intent for the acquisition of Lemon Glow Company, Inc., a California corporation (“Lemon Glow”), including all of Lemon Glow’s assets, interests, property, and rights, which includes six-hundred-forty (640) acres of real estate in Lake County, California, outside of the local commercial cannabis cultivation exclusion zones. Our intent, via the Sugar Rush subsidiary, is to utilize thirty-two acres of the property to develop licensed cannabis cultivation and manufacturing operations. On April 27, 2021, we entered into an amendment to the March 28, 2021 letter of intent extending the term of the letter of intent to May 12, 2021. On May 14, 2021, the Company issued a press release announcing the Closing of the Merger. The Closing of the Merger occurred in accordance with the terms of the Merger Agreement on May 12, 2021. See subsequent events – Agreement and plan of merger.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2020, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2020. The interim results for the period ended March 31, 2021 are not necessarily indicative of the results for the full fiscal year.

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

March 31, 2021

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended March 31, 2021 and 2020.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

2.	Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company, as of June 30, 2020, performed an impairment test of all of its intangible assets. Based on the Company’s analysis, the company had an amortization of intangible assets of $4,778 and 1,050 for the nine months ended March 31, 2021 and 2020, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company’s financial statements. Capital lease classification resulted in a liability that was recorded on a company’s balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $1,105,755 of operating lease right-of-use asset and $1,140,041 of operating lease liabilities were reflected on the Company’s June 30, 2020 financial statements and $786,817 of operating lease right-of-use asset and $822,421 of operating lease liabilities were reflected on the Company’s March 31, 2021 financial statements.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the nine months ended March 31, 2021.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

As of March 31, 2021 substantially all of the Company’s operations were conducted in three industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounted for approximately 41% of the Company’s revenues as of March 31, 2021; (2) non-medical supplies such as non-medical fascial masks, which accounted for approximately 1% of the Company’s total revenues as of March 31, 2021; (3) cannabis products delivery service and sales, which accounted for approximately 58% of the Company’s total revenues as March 31, 2021.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

3.	Concentration

Customers

For the nine months ended March 31, 2021 and 2020, our Company earned net revenues of $2,851,822 and $1,891,140 respectively. The vast majority of these revenues for the period ended March 31, 2021 were derived from a large number of customers, whereas the vast majority of these revenues for the period ended March 31, 2020 were derived from a limited number of customers. There was one customer that accounted for approximately 11.6% of the Company’s total revenues for the period ended March 31, 2021.

Suppliers

For the period ended March 31, 2021, we purchased products for sale by the Company’s subsidiary from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory was purchased from two (2) suppliers. The two suppliers accounted for 33.2% and 19.40%, respectively, of the Company’s total inventory purchase for the period ended March 31, 2021.

For the period ended March 31, 2020, we purchased products for sale by the company’s subsidiaries from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 31.21% and 17.80% of the Company’s total inventory purchase for the period ended March 31, 2020, respectively.

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

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

4.	VIE (continued)

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

Starting on October 1, 2020, the Company plans to open new locations via purchasing equity into other Brand/Franchises to cover delivery for the entire California. Therefore, the Company likely not to proceeds the option to acquire the additional 30% interest in Indigo at the moment. In addition, the Company is no longer involve in day-to-day operations and the Company will be pursuing cannabis delivery moving forward, independently from Indigo Dye Group. As of October 1, 2020, the Company continues to hold approximately 29% of the ownership of Indigo but ceased to have a controlling interest in the partnership and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. See footnote #6 Noncontrolling interest and deconsolidation of VIE for details.

5.	Noncontrolling Interest and Deconsolidation of VIE

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

Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent from Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of and for the quarter ended March 31, 2021, the Company did not make any additional payments, it still holds approximately 29% of the ownership of Indigo. See Note 4 and Note 5.

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

March 31, 2021

6.	Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. Except as set forth below, as of March 31, 2021, there were no legal claims pending or threatened against the Company that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the company agreed to pay the plaintiffs an aggregate of $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two (2) notes of approximately $80,000. As of March 31, 2021, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

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

March 31, 2021

8.	Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $75,040 as of March 31, 2021 and of $134,517 as of June 30, 2020.

9.	Loans Receivable

Loans receivable amounted $0 and $1,365 as of March 31, 2021 and June 30, 2020, respectively. Loan receivables are mainly advanced payments to the other companies.

10.	Loans Receivable – Related Parties

Loan receivables – related parties amounted $404,931 ($208,931 current and $196,000 noncurrent) and $318,535 ($122,535 current and $196,000 noncurrent) as of March 31, 2021 and June 30, 2020, respectively. Loan receivables – related parties are mainly advanced payments to the related party companies for business expense.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of March 31, 2021 and June 30, 2020, the balance for the inventory totaled $692,460 and $679,471, respectively. Obsolescence reserve at March 31, 2021 and June 30, 2020 were $183,974 and $15,445, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

12.	Other Current Assets

As of March 31, 2021 and June 30, 2020, other current assets consisted of the following:

	For the periods ended
	March 31, 2021	June 30, 2020
Prepaid Deposit	$90,696	$48,483
Prepaid Inventory	961,975	65,449
Employees Advance	—	324
Prepaid Expenses	9,717	35,157
Undeposited Funds	4,209	71,550
Other	—	42,441
Total:	$1,066,597	$263,404

13.	Intangible Asset

On August 21, 2017, the Company entered into an intellectual property assignment agreement with Sound Decisions to revamp the Company’s shoplifty website to generate and attract more traffic from potential customers. The Company made a payment of $14,000 for the website (intellectual property). In addition, the Company made a payment of $5,800 for the website (intellectual property) during the three months ended March 31, 2021. The Company amortized this use right as intangible asset over ten years, and recorded amortization expense of $1,022 for the nine months ended March 31, 2021 and 2020, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

14.	Property and Equipment, net

As of March 31, 2021 and June 30, 2020, property, plant and equipment consisted of the following:

Fixed Assets	March 31, 2021	June 30, 2020
Office and equipment	$732,062	$739,447
Motor vehicles	119,764	164,244
Leasehold Improvement	21,970	24,470
Total	873,797	928,161
Less: accumulated depreciation	(483,608)	(429,116)
Plant and Equipment, net	$390,189	$499,045

For the periods ended March 31, 2021 and June 30, 2020, depreciation expenses amounted to $70,650 and $110,032, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the periods ended March 31, 2021 and June 30, 2020.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

15.	Unearned Revenues

Unearned revenue amounted to $9,379 and $53,248 as of March 31, 2021 and June 30, 2020, respectively. Unearned revenues are mainly due to contracts with extended payment terms, acceptance provisions and future delivery obligation.

16.	Other Payables

Other payable amounted to $812,069 and $691,801 as of March 31, 2021 and June 30, 2020, respectively. Other payables are mainly credit card payables and taxes payables. As of March 31, 2021, the Company had 8 credit cards, one American Express is a charge card with no limit and zero interest. The remaining 7 cards had total credit limit of $85,000, and APR from 11.24% to 29.99%.

17.	Convertible Notes

As of March 31, 2021 and June 30, 2020, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,982,902 and $1,740,122, respectively.

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2021, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2021, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2021, the note is in default.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

17.	Convertible Notes (continued)

Convertible note 4: On November 1, 2018, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of March 31, 2021, the note is in default.

Convertible note 5: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of March 31, 2021, the note is in default.

Convertible note 6: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of March 31, 2021, the note is in default.

Convertible note 7: On December 3, 2018, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of March 31, 2021, the note is in default.

Convertible note 8: On September 27, 2019, the Company issued a convertible promissory note with an accredited investor for a total amount of $165,000 (includes $16,250 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2020, the note holder converted $50,000 principal with $2,992 interest expense into 56,007,062 shares of the Company’s common stock. As of March 31, 2021, the note has been fully converted.

Convertible note 9: On October 28, 2019, the Company issued a convertible promissory note with an accredited investor for a total amount of $225,500 (includes $23,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2021, the note has been fully converted.

Convertible note 10: On October 28, 2019, the Company issued a convertible promissory note with an accredited investor for a total amount of $225,500 (includes $23,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2021, the note has been fully converted.

Convertible note 11: On November 29, 2019, the Company issued a convertible promissory note with an accredited investor for a total amount of $106,150 (includes $11,150 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2021, the note has been fully converted.

Convertible note 12: On November 29, 2019, the Company issued a convertible promissory note with an accredited investor for a total amount of $106,150 (includes $11,150 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2021, the note has been fully converted.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

17.	Convertible Notes (continued)

Convertible note 13: On December 10, 2019, the Company issued a convertible promissory note with an accredited investor for a total amount of $106,700 (includes $11,700 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2021, the note has been fully converted.

Convertible note 14: On December 10, 2019, the Company issued a convertible promissory note with an accredited investor for a total amount of $106,700 (includes $11,700 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2021, the note has been fully converted.

Convertible note 15: On December 27, 2019, the Company issued a convertible promissory note with an accredited investor for a total amount of $112,200 (includes $12,200 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2021, the note has been fully converted.

Convertible note 16: On October 31, 2019, the Company issued a convertible promissory note with a former consultant for a total amount of $139,301. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is $0.008 per share. On October 1, 2020, the Company entered an amendment to settlement note to amend the conversion price at 60% of the lowest trading bid price in the 20 consecutive trading days immediately preceding to the conversion date.

Convertible note 17: On November 1, 2019, the Company issued a convertible promissory note with a former consultant for a total amount of $100,000. The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is $0.008 per share. On October 1, 2020 the Company entered an amendment to settlement note to amend the conversion price at 60% of the lowest trading bid price in the 20 consecutive trading days immediately preceding to the conversion date.

Convertible note 18: On January 3, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $112,200 (includes $12,200 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2021, the note has been fully converted.

Convertible note 19: On January 14, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $150,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date. During the three months ended September 30, 2020, the note holder converted $50,000 principal into 29,868,578 shares of the Company’s common stock. As of March 31, 2021, the remaining principal and unpaid interest has been fully repaid by cash.

Convertible note 20: On January 22, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $128,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 35% discount to average of two lowest closing prices for the 20 consecutive trading days prior to the conversion date. As of March 31, 2021, the note principal and unpaid interest has been fully repaid by cash.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

17.	Convertible Notes (continued)

Convertible note 21: On February 4, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $110,000 (includes $10,000 OID). The note is due 360 days and bear an interest rate of 12%. The conversion price for the note is $0.001 per share. As of March 31, 2021, the note has been fully converted.

Convertible note 22: On February 18, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $10,000 OID). The note is due 360 days and bear an interest rate of 12%. The conversion price for the note is $0.001 per share.

Convertible note 23: On March 5, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date. As of December 31, 2020, the note has been fully converted.

Convertible note 24: On April 24, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $75,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest trading prices for the 10 consecutive trading days prior to the conversion date.

Convertible note 25: On June 10, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $36,300 (includes $3,300 OID and $3,000 legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 26: On June 18, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $36,300 (includes $3,300 OID and $3,000 legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 27: On July 6, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $77,000 (includes $2,000 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 38% discount to average of three lowest trading prices for the 10 consecutive trading days prior to the conversion date.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

17.	Convertible Notes (continued)

Convertible note 28: On July 7, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $153,000 (includes $3,000 OID). The note is due 360 days and bear an interest rate of 10%. The conversion price for the note is 35% discount to average of two lowest trading prices for the 20 consecutive trading days prior to the conversion date.

Convertible note 29: On July 16, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $260,700 (includes $23,700 OID and $12,000 legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 30: On July 21, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $200,200 (includes $18,200 OID and $7,000 legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 31: On September 8, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $110,000 (includes $10,000 OID). The note is due 180 days and bear an interest rate of 12%. The conversion price for the note is $0.01 per share. After the six month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

Convertible note 32: On September 10, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $227,700 (includes $20,700 OID and $7,000 legal expense). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 33: On September 24, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $212,300 (includes $19,300 OID). The note is due 180 days and bear an interest rate of 12%. The conversion price for the note is $0.01 per share. After the six month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

Convertible note 34: On October 8, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $231,000 (includes $21,000 OID). The note is due 180 days and bear an interest rate of 12%. The conversion price for the note is $0.01 per share. After the six month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

Convertible note 35: On October 13, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $25,000 OID). The note is due 180 days and bear an interest rate of 12%. The conversion price for the note is $0.01 per share. After the six month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

Convertible note 36: On November 10, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $58,300 (includes $5,300 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 37: On February 8, 2021, the Company issued a convertible promissory note with an accredited investor for a total amount of $69,300 (includes $6,300 OID). The note is due 360 days and bear an interest rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

In connection with the convertible debt, debt discount balance as of March 31, 2021 and June 30, 2020 were $355,752 and $880,879, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

18.	Derivative liabilities

The derivative liability is derived from the conversion features in note 8 and stock warrant in note 10. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of March 31, 2021 and June 30, 2020, the derivative liability was $2,301,301 and $5,597,095, respectively. The Company recorded $482,232 gain and $1,442,295 loss from changes in derivative liability during the periods ended March 31, 2021 and June 30, 2020, respectively. The Binomial model with the following assumption inputs:

March 31, 2021
Annual dividend yield	—
Expected life (years)	0.2-1.00
Risk-free interest rate	0.01-0.19%
Expected volatility	115-209%

June 30, 2020
Annual dividend yield	—
Expected life (years)	0.5-1.00
Risk-free interest rate	0.16-2.10%
Expected volatility	113-175%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2020	$5,597,095
Additions	2,996,017
Cancellation of Derivative Liabilities Due to Cash Repayment	(1,300,107)
Cancellation of Derivative liabilities Due to Share Reservation	(214,757)
Mark to Market	(278,070)
Reclassification to APIC due to conversions	(4,076,280)
Ending Balance, March 31, 2021	$2,723,899

Beginning Balance, June 30, 2019	$2,991,953
Additions	3,999,033
Mark to Market	(2,075,982)
Reclassification to APIC due to conversions	(1,260,333)
Ending Balance, March 31, 2020	$3,706,809

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

19.	Stock warrants

On September 7, 2018, the Company entered into a settlement agreement with several investors to settle all disputes by issues additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of March 31, 2021 and June 30, 2020, the fair value of the warrant liability was $1,216 and $1,910, respectively.

On February 4, 2020, the Company entered into a warrant agreement with an accredited investor up to 10,000,000 shares of common stock of the Company at exercise price of $0.008 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $80,000. As of March 31, 2021 and June 30, 2020, the fair value of the warrant liability was $23,000 and $78,000, respectively.

As of March 31, 2021 and June 30, 2020, the total fair value of the warrant liability was $24,216 and $79,910, respectively.

20.	Note payable

Note Payable Due to Bank –

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of 0.25% above the prime rate (5.5% as of December 20, 2018). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of March 31, 2021 and June 30, 2020, the loan principal balance was $25,982 and $25,982, respectively.

Notes Payable Due to Non-related Parties

On June 15, 2018, the Company entered into a promissory note with an accredited investor. The original principal amount was $20,000 and the note bears 8% interest per annum. The note was payable upon demand. As of March 31, 2021 and June 30, 2020, this note had a balance of $20,000 and $20,000, respectively.

Notes Payable Due to Related Parties

On January 23, 2013, the Company entered into a promissory note with a former employee of the Company. The original principal amount was $40,000 and the note bears no interest. The note was payable upon demand. As of March 31, 2021 and June 30, 2020, this note had a balance of $15,427 and $15,427, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

21.	Loans payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of March 31, 2021 and June 30, 2020, the note was in default and the outstanding balance under this note was $61,919 and $96,401, respectively.

During the year ended June 30, 2019, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of March 31, 2021 and June 30, 2020, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of March 31, 2021 and June 30, 2020, the Company has an outstanding balance of $0 and $3,584, respectively.

On July 1, 2012, CarryOutSupplies entered an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of March 31, 2021 and June 30, 2020, the outstanding balance under this loan were $18,735 and $24,524, respectively.

On March 18, 2020, the Company entered into a loan agreement for $150,000 with Celtic Bank with maturity date on March 18, 2020. As of March 31, 2021 and June 30, 2020, the outstanding balance under this loan were $0 and $117,635, respectively.

On June 26, 2020, the Company entered into a government loan agreement for $8,000 with maturity date on December 26, 2020. As of March 31, 2021 and June 30, 2020, the outstanding balance under this loan were $0 and $8,000, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

21.	Loans payable (Continued)

On April 27, 2020, we entered into a loan borrowed $110,000 from Bank of America (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “April 2020 PPP Note”). The loan was made pursuant to the Paycheck Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The April 2020 PPP Note bears interest at 1.00% per annum and may be repaid at any time without penalty. The April 2020 PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the April 2020 PPP Note.

On July 28, 2020, we entered into a loan borrowed $159,900 from the Lender, pursuant to a Promissory Note issued by Company to Lender (the “July 2020 PPP Note”). The loan was made pursuant to the Paycheck Protection Program. The July 2020 PPP Note bears interest at 1.00% per annum and may be repaid at any time without penalty. The July 2020 PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the July 2020 PPP Note.

On January 25, 2021, we entered into a loan borrowed $96,595 from the Lender, pursuant to a Promissory Note issued by Company to Lender (the “January 2021 PPP Note”). The loan was made pursuant to the Paycheck Protection Program. The January 2021 PPP Note bears interest at 1.00% per annum and may be repaid at any time without penalty. The January 2021 PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the January 2021 PPP Note.

The Company accounted for the PPP loans under Topic 470: (a). Initially record the cash inflow from the PPP loan as a financial liability and would accrue interest in accordance with the interest method under ASC Subtopic 835-30; (b). Not impute additional interest at a market rate; (c). Continue to record the proceeds from the loan as a liability until either (1) the loan is partly or wholly forgiven and the debtor has been legally released or (2) the debtor pays off the loan; (d). Would reduce the liability by the amount forgiven and record a gain on extinguishment once the loan is partly or wholly forgiven and legal release is received.

As of March 31, 2021 and June 30, 2020, the Company had an outstanding loan balance of $716,716 and $517,260, respectively.

22.	Loans Payable – Related Parties

On July 7, 2016, SWC received a loan from an employee. The loan bears no interest and amortized on a monthly basis over the life of the loan. As of March 31, 2021 and June 30, 2020, the balance of the loan was $63,778 and $35,943, respectively.

Starting on September 30, 2020, the Company received loans from related parties. The loans bear no interest. As of March 31, 2021 and June 30, 2020, the balance of the loans was $174,372 and $0, respectively.

As of March 31, 2021 and June 30, 2020, the Company had an outstanding loan balance – related parties of $238,150 and $35,943, respectively.

23.	Shares to Be Issued

During the year ended June 30, 2020, the Company had entered into one consulting service agreement and one employment agreement, which had potential shares to be issued in total amount of $110,577.

During the six months ended December 31, 2020, the Company had potential shares to be issued to one consulting agreement of $31,000. The shares had been issued during the three months ended March 31, 2021.

As of March 31, 2021 and June 30, 2020, the Company had a balance of $136,577 and $101,577 shares to be issued, respectively.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

Share issuances during the three months ended March 31, 2021 -

During the three months ended March 31, 2021, the Company issued 499,374,305 shares of common stock for debt conversions in the total amount of $403,755.

During the three months ended March 31, 2021, the Company issued 587,222,222 shares of common stock in exchange for $1,012,000 in cash.

During the three months ended March 31, 2021, the Company issued 15,000,000 shares of common stock for services with a total fair value of $37,500.

As of March 31, 2021 and June 30, 2020, the Company had 1,541,500 shares of its preferred stock issued and outstanding, and 4,718,104,197 and 1,763,277,230 shares of its common stock, respectively, issued and outstanding.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

25.	Commitments and contingencies

On February 23, 2018, the Company entered into a lease agreement for new office space commencing March 1, 2018. The term of the lease is for five years with one month free in the first year of the term. The monthly rent in the first year was $11,770 with a 3% increase for each subsequent year. Total commitment for the full term of the lease is $737,367.

Our warehouse along with some office space is located at 20529 East Walnut Drive North, Diamond Bar, California, where we lease approximately 11,627 square feet of combined space. The lease term is for five years and two months ending on April 30, 2025. The current monthly rental payment for the facility is $13,022.

Nine Months Ended
March 31, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$231,694

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended March 31, 2021	$163,170
Remaining lease term – operating leases (in years)	3.00
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:

Operating leases
Short-term right-of-use assets	$237,555
Long-term right-of-use assets	$549,262
Total operating lease assets	$786,817

Short-term operating lease liabilities	$231,305
Long-term operating lease liabilities	$591,115
Total operating lease liabilities	$822,420

Maturities of the Company’s lease liabilities are as follows:

Operating
Period ending June 30,	Lease
2021	$78,825
2022	305,040
2023	273,425
2024	172,465
2025	147,446
Total lease payments	977,200

Less: Imputed interest/present value discount	(154,780)
Present value of lease liabilities	$822,420

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

26.	Subsequent events

Shares issued for cash

On April 5, 2021, the Company entered into a stock subscription agreement to issue 194,444,445 shares of the Company’s common stock in exchange for $350,000 in cash.

On April 15, 2021, the Company entered into a stock subscription agreement to issue 194,444,445 shares of the Company’s common stock in exchange for $350,000 in cash.

On April 26, 2021, the Company entered into a stock subscription agreement to issue 100,000,000 shares of the Company’s common stock in exchange for $180,000 in cash.

On April 27, 2021, the Company entered into a stock subscription agreement to issue 194,444,445 shares of the Company’s common stock for cash in total amount of $350,000.

Shares issued for debt conversion

Subsequent to May 14, 2021, a note holder converted approximately $52,500 of convertible notes into 40,753,063 shares of the Company’s common stock.

Lemon Glow Merger

On May 12, 2021, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between Carnaby Spot Bay Corp, a wholly owned subsidiary of the Company (“Merger Sub”), Lemon Glow Company (“Lemon Glow”) and Ryan Santiago (the “Shareholder Representative”).

Pursuant to the Merger Agreement, the parties to the Merger Agreement agreed that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Lemon Glow (the “Merger”) at which time the separate corporate existence of Merger Sub would cease, with Lemon Glow being the surviving corporation in the Merger.

As consideration for the Merger, Company agreed to provide to the shareholders of Lemon Glow (the “Lemon Glow Shareholders”), at the closing of the Merger (the “Closing”):

(i)	cash consideration of $4,256,000, consisting of:

(a)	$280,000 in cash; and
(b)	$3,976,000 via the issuance of promissory notes to Lemon Glow Shareholders, which each bear interest at the rate of 5% per year 36 monthly payments commencing on June 15, 2021 (each, a “Note” and collectively the “Notes”); and

(ii)	660,571,429 shares of common stock of the Company, par value $0.001 (the “Company Common Stock”); and
(iii)	2,000,000 shares of Series B Preferred Stock of the Company (the “Series B Stock”).

The individual items of consideration above are referred to collectively as the “Merger Consideration”.

Lemon Glow is the owner of a 640-acre property located in Lake Country, California. Lemon Glow is in the process of improving 32 acres of the 640 acres for use as a regulated cannabis cultivation site. The Company and Lemon Glow expect that the annual potential cultivation yield at the property is approximately 4,000 pounds per acre of dry trimmed cannabis flower, although there can be no assurance that the property will yield this amount or any at all.

The Merger was consummated on May 14, 2021 (the “Effective Time”).

At the Closing, each outstanding share of common stock of Lemon Glow, of which there were 11,000 shares at the Effective Time of the Merger, were converted into the right to receive the Merger Consideration. The Company paid the Merger Consideration to the Lemon Glow Shareholders, paying the cash consideration, issuing the Notes, and issuing the restricting shares of Company common stock and Series B Stock.

At the Effective Time, all the property, rights, privileges, powers and franchises of Lemon Glow and Merger Sub vested in Lemon Glow as the surviving corporation, and all debts, liabilities, obligations, restrictions, disabilities and duties of Lemon Glow and Merger Sub became those of Lemon Glow as the surviving corporation. In addition, at the Effective Time, the Articles of Incorporation and Bylaws of Lemon Glow remained in place as the Articles of Incorporation and Bylaws of Lemon Glow as the surviving corporation.

At the Effective Time, each outstanding share of common stock of Merger Sub (100 shares) was converted into one share of common stock of Lemon Glow which became the only outstanding capital stock of the Lemon Glow at the Effective Time. In addition, each share of Lemon Glow common stock of the Company held in the treasury of Lemon Glow immediately prior to the Effective Time was canceled and retired. As a result, the Company became the sole owner of 100% of the issued and outstanding common stock of Lemon Glow.

In addition, at the Effective Time, the Articles of Incorporation and Bylaws of Lemon Glow remained in place as the Articles of Incorporation and Bylaws of Lemon Glow (as the surviving corporation). Also, at the Effective Time, the executive officers and directors of Lemon Glow remained in place as the executive officers and directors of Lemon Glow.

The Merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Merger Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

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

Overview

Sugarmade, Inc. (hereinafter referred to as “we,” “us” or “Company”) is a publicly-traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company operates our business activities through multiple subsidiaries, which includes SWC Group, Inc., a California corporation (“SWC”), SugarRush, Inc., a California corporation and NUG Avenue, Inc., a California corporation.

As of March 31, 2021, we operated our business in the following four segments:

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

Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. During the quarter ended December 31 ,2020, if the Company makes no additional payments, it will hold approximately 29% of the ownership of Indigo. See Note 4 and Note 5.

4)	Starting on February 8, 2021, Sugarmade became a joint owner of Nug Avenue, Inc., a California corporation (“Nug Avenue”), which operates a licensed and regulated cannabis delivery service out of Lynwood, California, serving the greater Los Angeles Metropolitan area (the “Lynwood Operations”). The Company currently owns a majority stake of seventy percent (70%) of Nug Avenue’s Lynwood Operations and holds first rights of refusal on Nug Avenue’s business expansion relative to the cannabis marketplace.

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

BudCars Cannabis Delivery Service

In early 2020, our Company entered into an agreement to purchase Bud Cars, Inc., a California corporation, which is engaged in the licensed, and legal under California state law, delivery of cannabis and cannabis-containing products. Under the terms of the acquisition agreement, Sugarmade acquired a 29% stake in the operation and an option to gain a controlling interest in the delivery service.

Cannabis is already one of the fastest-growing markets in the U.S. According to Fortune Business Insights, during 2019, the cannabis market produced approximately $100 billion in U.S. sales. Growth over the next few years is expected to top 32% compounded annually. The U.S. cannabis segment has clearly been one of the fastest-growing markets within the American economy over the past 50 years. The California market clearly leads the U.S. market, with the legal California market worth at least $13 billion annually with strong growth continuing. The illegal market is likely even more extensive.

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

Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. As of March 31, 2021, the Company still holds approximately 29% of the ownership of Indigo. See Note 4 and Note 5.

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

Discussions with respect to our Company’s operations included those of, SWC and Indigo Dye Group Corp., a variable interest entity (“VIE”). During the quarter ended December 31, 2020, the Company plans to open new locations via purchasing equity into other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in Indigo’s day-to-day operations and going forward, the Company intends to pursue cannabis delivery, independent of Indigo. As of October 1, 2020, the Company continues to hold approximately 29% of the ownership of Indigo but ceased to have a controlling interest in the partnership and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. During the quarter ended December 31 ,2020, the Company invested additional $61,484 in Indigo, or 3.5% of Indigo’s issued shares. As of March 31, 2021, the Company continues to hold approximately 29% of the ownership of Indigo. As of March 31, 2021, we had no other operations other than CarryOutSupplies.com and NUG Avenue.

Recent Developments

On May 14, 2021, Carnaby Spot Bay Corp, a wholly owned subsidiary of the Company (“Merger Sub”) merged with and into Lemon Glow Company (“Lemon Glow”), at which time the separate corporate existence of Merger Sub would cease (the “Merger”), with Lemon Glow being the surviving corporation in the Merger.

As consideration for the Merger, at the closing of the Merger (the “Closing”) Company provided to the shareholders of Lemon Glow (the “Lemon Glow Shareholders”):

(iv)	cash consideration of $4,256,000, consisting of:

(c)	$280,000 in cash; and
(d)	$3,976,000 via the issuance of promissory notes to Lemon Glow Shareholders, which each bear interest at the rate of 5% per year 36 monthly payments commencing on June 15, 2021 (each, a “Note” and collectively the “Notes”); and

(v)	660,571,429 shares of common stock of the Company; and
(vi)	2,000,000 shares of Series B Preferred Stock of the Company (the “Series B Stock”).

Lemon Glow is the owner of a 640-acre property located in Lake Country, California. Lemon Glow is in the process of improving 32 acres of the 640 acres for use as a regulated cannabis cultivation site. The Company and Lemon Glow expect that the annual potential cultivation yield at the property is approximately 4,000 pounds per acre of dry trimmed cannabis flower, although there can be no assurance that the property will yield this amount or any at all.

At the Closing, each outstanding share of common stock of Lemon Glow, of which there were 11,000 shares at the effective time of the Merger, were converted into the right to receive the Merger Consideration. Also at the Closing, each outstanding share of common stock of Merger Sub (100 shares) was converted into one share of common stock of Lemon Glow which became the only outstanding capital stock of the Lemon Glow at the effective time of the Merger. In addition, each share of Lemon Glow common stock of the Company held in the treasury of Lemon Glow immediately prior to the Closing was canceled and retired. As a result, the Company became the sole owner of 100% of the issued and outstanding common stock of Lemon Glow.

The Merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Merger Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

COVID-19 Impact

Our business and operating results for 2020 was impacted by the COVID-19 pandemic. However, we have seen improvement in our business, which we expect to continue throughout 2021.

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2021 and 2020.

	For the three months ended
	March 31,
	2021	2020

Net Sales	$404,843	$416,356
Cost of Goods Sold:	229,818	253,223
Gross profit	175,025	163,133
Operating Expenses	776,276	870,621
Loss from Operations	(601,251)	(707,488)
Other non-operating Expense:	(4,984,908)	(1,423,624)
Equity Method Investment Loss	—	—
Less: net income attributable to the noncontrolling interest	(48,756)	—
Net Loss	$(5,537,403)	$(2,131,112)

Revenues

For the three months ended March 31, 2021 and 2020, revenues were $404,843 and $416,356, respectively. The decrease was primarily due to the COVID-19 pandemic.

Cost of goods sold

For the three months ended March 31, 2021 and 2020, costs of goods sold were $229,818 and $253,223, respectively. The decrease was primarily due to the COVID-19 pandemic.

Gross profit

For the three months ended March 31, 2021 and 2020, gross profit was $175,025 and $163,133, respectively. The increase was primarily due to the higher margin for the cannabis delivery services.

Operating expenses

For the three months ended March 31, 2021 and 2020, operating expenses were $776,276 and $870,621, respectively. The decrease was primarily due to the decrease in stock-based compensation.

Other non-operating expense

The Company had total other non-operating expense of $4,984,908 and $1,423,624 for the three months ended March 31, 2021 and 2020, respectively. The increase in non-operating expense is related to the accounting for the changes in derivative liabilities due to conversions.

Net loss

Net loss totaled $5,537,403 for the three months ended March 31, 2021, compared to a net loss of $2,131,112 for the three-month period ended March 31, 2020. The increase was mainly due to the accounting for the changes in derivative liabilities due to conversions.

The following table sets forth the results of our operations for the nine months ended March 31, 2021 and 2020.

	For the nine months ended
	March 31,
	2021	2020

Net Sales	$2,851,822	$1,891,140
Cost of Goods Sold:	1,502,247	1,181,081
Gross profit	1,349,575	710,059
Operating Expenses	3,395,996	9,290,184
Loss from Operations	(2,046,421)	(8,580,125)
Other non-operating Income (Expense):	(3,912,812)	(3,333,060)
Equity Method Investment Loss	(2,114)	—
Less: net income attributable to the noncontrolling interest	(48,756)	—
Net Loss attributed to Sugarmade, Inc.	$(5,912,591)	$(11,913,186)

Revenues

For the nine months ended March 31, 2021 and 2020, revenues were $2,851,822 and $1,891,140, respectively. The increase was primarily due to the new cannabis delivery business.

Cost of goods sold

For the nine months ended March 31, 2021 and 2020, costs of goods sold were $1,502,247 and $1,181,081, respectively. The increase was primarily due to the new cannabis delivery business.

Gross profit

For the nine months ended March 31, 2021 and 2020, gross profit was $1,349,575 and $710,059, respectively. The increase was primarily due to the new cannabis delivery business.

Operating expenses

For the nine months ended March 31, 2021 and 2020, operating expenses were $3,395,996 and $9,290,184, respectively. The decrease was due to the decrease in stock-based compensation.

Other non-operating expense

The Company had total other non-operating expense of $3,912,812 and $3,333,060 for the nine months ended March 31, 2021 and 2020, respectively. The increase in non-operating income is related to the accounting for the changes in derivative liabilities due to conversions.

Net loss

Net loss totaled $5,912,591 for the nine months ended March 31, 2021, compared to a net loss of $11,913,186 for the nine-month period ended March 31, 2020. The decrease was mainly due to the decrease in stock-based compensation and the accounting for the changes in derivative liabilities due to conversions.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of March 31, 2021, our Company had cash balance of $269,885, current assets totaling $2,550,469 and total assets of $4,265,316. We had current and total liabilities totaling $9,553,200 and $10,510,811, respectively. Stockholders’ equity reflected a deficiency of $6,245,495.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2021 and 2020:

	2021	2020
Cash (used in) provided by:
Operating activities	$(2,647,840)	$(2,509,064)
Investing activities	(55,810)	(700,000)
Financing activities	2,532,530	3,182,202

Net cash used in operating activities was $2,647,840 for the nine months ended March 31, 2021, and $2,509,064 for the nine months ended March 31, 2020.

Net cash used in investing activities was $55,810 for the nine months ended March 31, 2021, and $700,000 for the nine months ended March 31, 2020.

Net cash provided by financing activities was $2,532,530 for the nine months ended March 31, 2021 and $3,182,202 for the nine months ended March 31, 2020.

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

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of March 31, 2021, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $2,000,000.

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2020, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2020. The interim results for the period ended March 31, 2021 are not necessarily indicative of the results for the full fiscal year.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended March 31, 2021 and 2020.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company, as of June 30, 2020, performed an impairment test of all of its intangible assets. Based on the Company’s analysis, the company had an amortization of intangible assets of $1,022 and $1,050 for the nine months ended March 31, 2021 and 2020, respectively.

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company’s financial statements. Capital lease classification resulted in a liability that was recorded on a company’s balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $1,105,755 of operating lease right-of-use asset and $1,140,041 of operating lease liabilities were reflected on the Company’s June 30, 2020 financial statements and $786,817 of operating lease right-of-use asset and $822,420 of operating lease liabilities were reflected on the Company’s March 31, 2021 financial statements.

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

As required by the SEC Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective because the Company is relatively inexperienced with certain complexities within U.S. GAAP and SEC reporting.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

ITEM 1 – LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. Except as set forth below, as of March 31, 2021, there were no legal claims pending or threatened against the Company that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs an aggregate of $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two notes of approximately $80,000. As of March 31, 2021, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

ITEM 1A – RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2021, the Company issued the following shares:

●	1,991,957,726 shares of common stock upon conversion of convertible notes of $1,998,093.

●	587,222,222 shares of common stock for cash of $1,012,000.

●	15,000,000 shares of common stock for services of $37,500.

All of the aforementioned securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc.

May 19, 2021	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

-42-