Form 10-K
period 2021-06-30
Sugarmade, Inc.
filed 2021-10-13
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

Or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 11, 2021 was 8,680,267,684.

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

Forward-looking statements of Sugarmade, Inc. and our wholly owned active operating subsidiary, SWC Group, Inc., Sugarrush Inc., NUG Ave Inc., and Lemon Glow Company (collectively, the “Company”) include descriptions of the Company’s plans or objectives for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate,” “anticipates,” “project,” “assume,” “plan,” “predict,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

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

PART I

Item 1. Business

General

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly-traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company, Sugarmade, Inc. operates much of its business activities through our subsidiaries, SWC Group, Inc., a California corporation (“SWC’’), NUG Avenue, Inc., a California corporation (“NUG Avenue”), and Lemon Glow Company, Inc., a California corporation (“Lemon Glow”). Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today.

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

We believe our investment into NUG Avenue will allow us to expand our presence into the licensed and regulated cannabis marketplace. The California cannabis market continues its rapid growth, with the Southern California sub-market representing the world’s largest single cannabis marketplace. According to the California Department of Tax and Fee Administration, the most recently reported quarterly period posted a significant increase in cannabis tax compared to the year-ago period. Much of this growth was driven by increased use of delivery services, as consumers are increasingly relying on home delivery for many goods, including cannabis.

Cannabis products delivery service and sales: As a joint owner in the Budcars licensed cannabis delivery service brand (“Budcars” or the “Budcars Brand”). Budcars operates a licensed cannabis delivery service in the Sacramento, California area. During early 2020, the Company entered into an agreement with Indigo Dye Group (“Indigo”) to acquire a 40% stake in the Budcars Brand and in the Sacramento delivery operations. Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars. Upon exercise of this option, the Company would acquire a controlling interest in Indigo. As of June 30, 2021, the option has not yet been exercised and the Company’s stake in Budcars was at 40%. Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2020, the Company made $59,370 additional payments, and hold approximately 32% of the ownership of Indigo. As of June 30, 2021, the Company recorded equity method investment in affiliates at $441,407, net with $123,412 loss from equity method investment.

Selected cannabis and hemp projects: On May 12, 2021, SugarMade, Inc. entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) by and between Lemon Glow Corporation, a California corporation (“Lemon Glow”), Carnaby Spot Bay Corp, a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Ryan Santiago (the “Shareholder Representative”), pursuant to which, on May 25, 2021 and upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). As a result of the Merger, Lemon Glow became a wholly-owned subsidiary of the Company.

Government Regulations

There can be no assurance of continued inaction by U.S. federal authorities relative to our operations. Our business is at least partially focused on cannabis, hemp, and associated products and the legal sales of cannabis permitted under California law. Cannabis is a Schedule 1 illegal drug under the Controlled Substances Act, 21 U.S.C. § 811 (hereafter referred to as the “CSA”). As is discussed below, Hemp containing less than 0.3 percent THC is not a Schedule 1 drug under the CSA. Any actions by U.S. federal agencies could have a significant negative impact on our abilities to generate revenue and/or profits.

As of the date of this filing, thirty-five states, the District of Columbia, and four U.S. Territories currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use governed by state-specific laws and regulations. Although legalized in some states, cannabis, and hemp containing more than 0.3 percent THC are “Schedule 1” drugs under the CSA and are illegal under federal law. Active enforcement of the current CSA regarding cannabis and hemp containing more than 0.3 percent THC may directly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remain uncertain.

On August 29, 2013, The Department of Justice set out its prosecutorial priorities in light of various states legalizing cannabis for medicinal and/or recreational use. The “Cole Memorandum” provided that when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities. Indeed, a robust system may affirmatively address those priorities by, for example, implementing effective measures to prevent diversion of cannabis outside of the regulated system and to other states, prohibiting access to cannabis by minors, and replacing an illicit cannabis trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In those circumstances, consistent with the traditional allocation of federal-state efforts in this area, the Cole Memorandum provided that enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing cannabis-related activity. If state enforcement efforts are not sufficiently robust to protect against the harms set forth above, the federal government may seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

On January 4, 2018, Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning cannabis enforcement under the CSA. Mr. Sessions rescinded all previous prosecutorial guidance issued by the Department of Justice regarding cannabis, including the August 29, 2013 “Cole Memorandum”.

In rescinding the Cole Memorandum, Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of cannabis activity based upon factors including the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution, and possession of marijuana continues to be a crime under the U.S. Controlled Substances Act.

On March 23, 2018, President Donald J. Trump signed into law a $1.3 trillion-dollar spending bill that included an amendment known as “Rohrabacher-Blumenauer,” which prohibits the Justice Department from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical cannabis.”

On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill”. Prior to its passage, hemp, a member of the cannabis family, was classified as a Schedule 1 controlled substance, and so illegal under the federal CSA.

With the passage of the Farm Bill, hemp cultivation containing less than 0.3 percent THC is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under the CSA and would not be legally protected under this new legislation and would be treated as an illegal Schedule 1 drug.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (hereafter referred to as the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally run program. This system of shared regulatory programming is similar to options states had in other policy areas such as health insurance marketplaces under Affordable Care Act, or workplace safety plans under Occupational Health and Safety Act—both of which had federally-run systems for states opting not to set up their own systems.

The Farm Bill outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3 percent THC). The Farm Bill details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

One of the goals of the previous 2014 Farm Bill was to generate and protect research into hemp. The 2018 Farm Bill continues this effort. Section 7605 re-extends the protections for hemp research and the conditions under which such research can and should be conducted. Further, section 7501 of the Farm Bill extends hemp research by including hemp under the Critical Agricultural Materials Act. This provision recognizes the importance, diversity, and opportunity of the plant and the products that can be derived from it, but also recognizes that there is still a lot to learn about hemp and its products from commercial and market perspectives.

In late January 2021, Senate Majority Leader Chuck Schumer said lawmakers are in the process of merging various cannabis bills, including his own legalization legislation. He is working to enact reform in this Congressional session. This would include the Marijuana Freedom and Opportunity Act, which would federally de-schedule cannabis, reinvest tax revenue into communities most affected by the drug war, and fund efforts to expunge prior cannabis records. It is likely that the Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act would be incorporated.

Other federal legislation under review for possible submission includes the SAFE Banking Act (or Secure and Fair Enforcement Act), a bill that would allow cannabis companies to access the federally insured banking system and capital markets without the risk of federal enforcement action, and the Strengthening the Tenth Amendment Through Entrusting States Act (or STATES Act), a bill that seeks protection for businesses and individuals in states that have legalized and comply with state laws).

Our operations may also be affected by regulations under the Bank Secrecy Act. Enforced by FinCEN, the act requires us to report currency transactions in excess of $10,000, including identification of the customer by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect, or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds. Substantial penalties can be imposed against us if we fail to comply with this regulation. If we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, financial condition and results of operations.

Active enforcement of the current CSA on cannabis and hemp containing more than 0.3 percent THC may directly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA considering Congressional activity, judicial holdings, and stated federal policy remains uncertain.

As a result of the conflicting state and federal laws regarding cannabis, our investments and operations of cannabis businesses in the U.S. are subject to inconsistent laws and regulations. Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our operations. Local, state, and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Any changes relative to the above areas, could significantly negatively impact our abilities to generate both revenue and profits.

Environmental - Climate Change, Wild Fires, and Drought Conditions

Hemp and cannabis cultivation can be impacted by weather patterns and these unpredictable weather patterns may affect our operations in that our supplier might not be able to fully our operations on a consistent basis. Severe weather, including drought, hail and excessive heat, can destroy a cannabis crop, which could result in us having no cannabis to sell to our customers. These situations could substantially affect our ability to generate revenue and profits.

In the future, our operations could also be affected by global climate change. Earth’s climate has changed over the past century. The atmosphere and oceans have warmed, sea levels have risen, and glaciers and ice sheets have decreased in size. The best available evidence indicates that greenhouse gas emissions from human activities are the leading cause. Continuing increases in greenhouse gases will produce further warming and other changes in Earth’s physical environment and ecosystems. While our business operations have seen no adverse effects from climate change, such issues could affect our operations in the future. Over the coming years, we plan to closely monitor weather conditions to determine how changes could affect our future operations and plans for corporate growth.

We are also subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We continually assess our compliance status and management of environmental matters to ensure our operations are in substantial compliance with all applicable environmental laws and regulations. Investigation, remediation, operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations.

The 2021 wildfire season in California experienced an unusually early start amid an ongoing drought and historically low rainfall and reservoir levels. According the State of California Division of Forestry, the long-term trend is that wildfires in the state are increasing due to climate change in California. In terms of the amount of fires burned, the 2021 season has been outpacing the 2020 season, which itself was the most significant season in the state’s recorded history. According to the State, as of July 11, 2021 more than three times as many acres have burned compared to the previous year through that date, with drought, extreme heat, and reduced snowpack contributing to the severity of the fires.[ The state also faces an increased risk of post-wildfire landslides. While we have seen no negative effects from such wildfires, our business operations could be affected by such conditions in the future.

Our future operations could also be affected by State of California and/or local governmental restrictions on water usage. Droughts are a recurring feature of California’s climate and are becoming increasingly severe due to climate change. According to the State of California. In the last century, the most significant statewide droughts occurred during the six-year period from 1929 to 1934, the two-year period from 1976 to 1977, the six-year period from 1987 to 1992, and the five-year period from 2012 to 2016. The 2012-2016 drought was one of extreme proportions, with record-high temperatures and record-low levels of snowpack and precipitation. In 2021, California finds itself yet again in a drought, with water conditions at the end of the wet season far below normal for the second year in a row. Continued drought in the California could affect our future business in that our suppliers may not be able to provide products for us to sell to our customers, which would affect our ability to generate revenues and produce profits. Drought conditions could also impact our abilities to cultivate cannabis in the future in that we may be unable to obtain adequate water rights or access to suitable water to cultivate future cannabis crops, if we decided in the future to attempt cannabis cultivation, although the Company currently has not such plans.

There can be no assurance that global climate changes and ongoing, or worsening, drought conditions and/or issue relative to wildfires within the state of California will not negatively impact our operations during future periods.

As a result, such issues could severely impact our ability to generate revenues and profits.

Employees and Consultants

As of June 30, 2021, Sugarmade, Inc. and Carryout Supplies, had approximately 7 full time employees and 5 independent contractors. Our new majority owned subsidiary, Nug Avenue Inc. had approximately 1 full time employees and 54 part-time workers.

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

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. Our auditors, L&L CPAs, have indicated in their report on the Company’s financial statements for the fiscal year ended June 30, 2021, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and substantial decline in our working capital. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding, continued growth, improved operating margins and our ability to profitably meet service commitments. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

Because of the anticipated nature of the products that we offer and attempt to develop, it is difficult to accurately forecast revenues and operating results and these items could fluctuate in the future due to a number of factors. These factors may include, among other things, the following:

●	Our ability to raise sufficient capital to take advantage of opportunities and generate sufficient revenues to cover expenses.
●	Our ability to source strong opportunities with sufficient risk adjusted returns.
●	Our ability to manage our capital and liquidity requirements based on changing market conditions.
●	The amount and timing of operating and other costs and expenses.
●	The nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations.

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

For the fiscal year ended June 30, 2021 we incurred an operating loss of $5,926,134. For the fiscal year ended June 30, 2020, we incurred an operating loss of $21,534,571. At June 30, 2021 we had an accumulated deficit of $74,364,466. Although we have generated revenues, they are insufficient to make the Company profitable. We plan to increase our expenses associated with the development of our business. There is no assurance we will be able to derive revenues from the development of our business to successfully achieve positive cash flow or that our business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

We do not have sufficient cash on hand.

As of June 30, 2021, we had $1,396,944 cash on hand. These cash resources are not sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations. We estimate that within the next 12 months we will need at least $5,000,000 in cash from either investors or operations. While we intend to engage in several equity or debt financings, there is no assurance that these will actually occur. Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests. You should recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

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

We import many of our products from Asian countries, including the People’s Republic of China. Disruptions or a change in the tariff situation may negatively affect our business

Many of the products we market are manufactured in Asian countries and are then imported to our facilities in the United States and ultimately sold to our customers. There can be no assurance of the reliability of such channels and disruption would likely have a significant impact on our business operations, our ability to retain customers and on our ability to generate profits. A significant change in trade tariffs could also negatively affect our business operations.

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

Laws and regulations affecting our industry to be developed under the Farm Bill are in development

As a result of the Farm Bill’s recent passage, there will be a constant evolution of laws and regulations affecting the hemp industry could detrimentally affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations [T3] may be enacted in the future that will be directly applicable to our business. While we have not identified any direct liabilities or business issue relative to the above items, there can be no assurance that any such issues will not arise in the future. Thus, there can be no assurance the Company will not be subject to contingent liabilities in the future relative to the above.

U.S. Federal and foreign regulation and enforcement may adversely affect the implementation of cannabis laws and regulations and may negatively impact our revenue, or we may be found to be violating the Controlled Substances Act or other U.S. federal, state, or foreign laws.

The Company does have plans to cultivate, process, market or distribute cannabis or any products that contain cannabis, some of our customers do engage in such activities. Cannabis, as not strictly defined in the 2018 Farm Bill, is a Schedule-I controlled substance and is illegal under federal law. Even in those states where the use of cannabis, as not strictly defined in the 2018 Farm Bill, has been legalized, its use remains a violation of federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

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

RISKS ASSOCIATED WITH BANK AND INSURANCE LAWS AND REGULATIONS

We and our customers may have difficulty accessing the service of banks, which may make it difficult to sell our products and services and manage our cash flows.

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

Our Articles of Incorporation authorizes the Board of Directors to issue up to 10,000,000,000 shares of Common Stock. The power of the Board of Directors to issue shares of Common Stock, preferred stock or warrants or options to purchase shares of Common Stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our shares of Common Stock, or shares of preferred stock that may be convertible into Common Stock, may have the effect of diluting your investment.

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

Moreover, Regulation 240.15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our shares of Common Stock to resell their shares to third parties or to otherwise dispose of them. Holders should be aware that, according to SEC Release No. 34-29093, dated April 17, 1991, the market for penny stocks suffers from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
●	excessive and undisclosed bid-ask differential and mark-ups by selling broker-dealers; and
●	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

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

We are quoted on the OTC Markets Group’s OTC Pink market tier under the trading symbol “SGMD”. This may result in limited shareholder interest and hence lower prices for our common stock than might otherwise be obtained.

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

The market price of our common stock may be volatile and may be affected by market conditions beyond our control. The market price of our common stock is subject to significant fluctuations in response to, among other factors:

●	variations in our operating results and market conditions specific to our business;
●	the emergence of new competitors or new technologies;
●	operating and market price performance of other companies that investors deem comparable;
●	changes in our Board or management;
●	sales or purchases of our common stock by insiders;
●	commencement of, or involvement in, litigation;
●	changes in governmental regulations, in particular with respect to the cannabis industry; and
●	general economic conditions and slow or negative growth of related markets.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On February 23, 2018, the Company entered into a 5-year lease agreement, commencing March 1, 2018, for office space. The monthly rent for the first year was $11,770, with a 3% increase for each subsequent year. Total commitment for the full term of the lease will be $737,367.

Our warehouse along with some office space is located at 20529 East Walnut Drive North, Diamond Bar, California, where we lease approximately 11,627 square feet of combined space. The lease term is for five years and two months ending on April 30, 2025. The current monthly rental payment for the facility is $13,413.

On September 28, 2020, the Company and LMK Capital LLC (“LMK”) entered into a lease contract (the “LMK Lease”) pursuant to which LMK agreed to lease to the Company five acres located in Northern California and owned by LMK (the “Property”). Jimmy Chan, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and majority stockholder of the Company, is majority owner of LMK.

The term of the LMK Lease begins on October 1, 2020 and ends on September 30, 2023; provided, however, that at the end of the term, the LMK Lease will continue on a month-to-month basis. Pursuant to the terms of the LMK Lease, the Company will pay rent in the amount of $20,000 per month. The LMK Lease also provides that the Company will pay a $250,000 security deposit to LMK. Pursuant to the terms of the Lease, the monthly rent will increase to $0.50 per sq. ft. on cultivation area upon approval of certificate of occupancy with a 3% increase each subsequent year. As of June 30, 2021, the status of certificate of occupancy is still pending and the Company has not paid any security deposit to LMK yet.

The Company intends to operate a regulated and licensed cannabis cultivation business on the Property.

On October 21, 2020, the Company entered into a purchase and sale agreement concerning the approximately 640-acre of land, commonly known as 8895 and 8845 High Valley Road, Clearlake Oaks, CA95423. The purchase price was $1,972,124.

We believe that our existing facilities are adequate for our present purposes. The Company leases all its facilities and believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations.

Item 3. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of June 30, 2021, there were no legal claims currently pending or, to our knowledge, threatened against our Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows, except as follows:

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the company agreed to pay the plaintiffs an aggregate of $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two (2) notes of approximately $80,000. As of June 30, 2021, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000,000 shares of common stock, par value $0.001 per share. As of October 11, 2021, there were 8,680,267,684 shares of common stock issued and outstanding, which were held by 264 holders of record. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share.

As of June 30, 2021, the Company had 541,500 shares of Series B preferred stock issued and outstanding.

As of June 30, 2021, the Company had 1 share of Series C preferred stock issued and outstanding.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Market for Our Shares of Common Stock

Our common stock currently is traded on the OTC Pink tier of the OTC Markets Group under the symbol “SGMD.” The market for our common stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Markets stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table sets forth the high and low bid prices per share of our common stock by OTC Markets for the periods indicated. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

For the year ended June 30, 2020	High	Low
Fourth Quarter	$0.007	$0.002
Third Quarter	$0.013	$0.004
Second Quarter	$0.022	$0.012
First Quarter	$0.034	$0.011

For the year ended June 30, 2021	High	Low
Fourth Quarter	$0.007	$0.002
Third Quarter	$0.018	$0.001
Second Quarter	$0.002	$0.001
First Quarter	$0.005	$0.001

As of October 11, 2021, the closing price of our common stock on the OTC Pink was $0.0018.

Transfer Agent

Our transfer agent is West Coast Stock Transfer, Inc. of Encinitas, California; Telephone (619) 664-4780.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

Convertible Notes

On July 6, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $77,000 (includes $2,000 OID). The note is due 360 days from issuance and bears an interest at the rate of 8%. The conversion price for the note is 38% discount to average of three lowest trading prices for the 10 consecutive trading days prior to the conversion date.

On July 7, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $153,000 (includes $3,000 OID). The note is due 360 days from issuance and bears an interest at the rate of 10%. The conversion price for the note is 35% discount to average of two lowest trading prices for the 20 consecutive trading days prior to the conversion date.

On July 16, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $260,700 (includes $23,700 OID and $12,000 legal expense). The note is due 360 days from issuance and bears an interest at the rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

On July 21, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $200,200 (includes $18,200 OID and $7,000 legal expense). The note is due 360 days from issuance and bears an interest at the rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

On September 8, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $110,000 (includes $10,000 OID). The note is due 180 days from issuance and bears an interest at the rate of 12%. The conversion price for the note is $0.01 per share. After the six month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

On September 10, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $227,700 (includes $20,700 OID and $7,000 legal expense). The note is due 360 days from issuance and bears an interest at the rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

On September 24, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $212,300 (includes $19,300 OID). The note is due 180 days from issuance and bears an interest at the rate of 12%. The conversion price for the note is $0.01 per share. After the six month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

On October 8, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $231,000 (includes $21,000 OID). The note is due 180 days from issuance and bears an interest at the rate of 12%. The conversion price for the note is $0.01 per share. After the six month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

On October 13, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $25,000 OID). The note is due 180 days from issuance and bears an interest at the rate of 12%. The conversion price for the note is $0.01 per share. After the six month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

On November 10, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $58,300 (includes $5,300 OID). The note is due 360 days from issuance and bears an interest at the rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

On February 8, 2021, the Company issued a convertible promissory note with an accredited investor for a total amount of $69,300 (includes $6,300 OID). The note is due 360 days from issuance and bears an interest at the rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

On June 14, 2021, the Company issued a convertible promissory note with an accredited investor for a total amount of $300,000. The note is due in three years and bear an interest rate of 1%. The conversion price for the note is lesser of $0.0036 and 85% of the lesser of (i) 5 days VWAP on the trading day preceding the conversion date, and (ii) the VWAP on the conversion date.

Shares of Common Stock

Subsequent to June 30, 2021, the Company issued 2,620,000,001 shares of common stock for cash in total amount of $4,171,000.

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

Purchase of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fourth quarter of its fiscal year ended June 30, 2021.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward- looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K. See “SPECIAL NOTE REGARDING FORWARD- LOOKING STATEMENTS” above.

Results of Operations

The following table sets forth the results of our operations for the years ended June 30, 2021 and 2020. Certain columns may not add due to rounding.

	For the years ended June 30,
	2021	2020
Revenues, net	3,979,049	4,362,585
Cost of goods sold	2,153,311	2,851,940
Gross margin	1,825,738	1,510,645
Operating expense	5,767,335	13,636,211
Loss from operations	(3,941,597)	(12,125,576)
Non-operating income (expense)	(2,091,204)	(9,408,995)
Equity method investment loss	(81,725)
Net income (loss)	(6,144,526)	(21,534,571)
Less: net loss attributable to the non-controlling interest	(188,392)	(195,416)
Net loss attributable to Sugarmade Inc.	(5,926,134)	(21,339,155)

Revenues

For the years ended June 30, 2021 and 2020, revenues were $3,979,049 and $4,362,585 respectively. The decrease was primarily due to the COVID 19 pandemic which had significant impact on the restaurant supply industry.

Cost of goods sold

For the years ended June 30, 2021 and 2020, cost of goods sold were $2,153,311 and $2,851,940 respectively. The decrease was primarily due to the COVID 19 pandemic which had significant impact on the restaurant supply industry.

Gross Profit

For the years ended June 30, 2021 and 2020, gross profit was $1,825,738 and $1,510,645, respectively. The increase was primarily due to the higher margin from the Indigo dye and NUG business. The gross profit margin was 45.88% and 34.63%, respectively, for the years ended June 30, 2021 and 2020.

Selling, general and administrative, expenses

For the years ended June 30, 2021 and 2020, selling, general and administrative expenses were $5,767,335 and $13,636,211 respectively. The decrease was due to a decrease in stock compensation expenses for employees, legal, and consulting fees during the year ended June 30, 2021.

Non-operating income expenses

The Company had total non-operating expense of $2,091,204 and $9,408,995 for the years ended June 30, 2021 and 2020, respectively. The decrease in non-operating income is mainly related to the changes in fair value of derivative liabilities.

Net loss

Net loss totaled $5,926,134 for the year ended June 30, 2021, compared to a net loss of $21,534,571 for the year ended June 30, 2020. The decrease was due to a decrease in stock compensation expenses for employees, legal, and consulting fees during the year ended June 30, 2021.

Outstanding Litigation

The Company is a plaintiff, in Contra Costa County, California, in a suit against Diversified Products Group Inc. (DPG), including its former employees and Chairman of the Company. The matter has been settled and is pending dismissal of the entire action.

On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two (2) notes of approximately $80,000. As of June 30, 2021, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

Related Party Transactions

On January 23, 2013, SWC received a loan from an employee for $40,000. The loan bears no interest. As of June 30, 2021 and 2020, the balance of loans payable is $15,427 and $15,427, respectively.

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bears no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2021 and 2020, the balance of the loans payable were $49,447 and $30,000, respectively.

On November 21, 2016, SWC received a loan from an employee. The amount of the loan bears no interest and due in September 30, 2017. As of June 30, 2021. the note was in default. As of June 30, 2021 and 2020, the balance of the loans payable were $83,275 and $5,943, respectively.

On September 1, 2017, the Company had related party transaction with LMK Capital LLC, a related party company owned by Jimmy Chan, the Company’s CEO. The amount of the loan payable/receivable bears no interest and due on demand. As of June 30, 2021 and 2020, the balance of the loan payable to LMK were $26,452 and $0, respectively, and the balance of loan receivable were $0 and $122,535, respectively.

On May 25, 2021, Lemon Glow received a loan from an officer. The amount of the loan bears no interest and due on demand. As of June 30, 2021 and 2020, the balance of the loans were $3,000 and $0, respectively.

Leverage Ratio

Due to net losses from the previous years, the Company’s insolvency is a result of their stockholder’s deficit. Total liabilities amounted to $14,662,733 and the stockholders’ equity was $4,770,218, resulting in a debt to equity ratio of 3.07:1.

Going Concern

The Company sustained continued operating losses during the years ended June 30, 2021 and 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, loans and convertible notes payable. As of June 30, 2021, our Company had a cash balance of $1,396,944, current assets of $4,151,909 and total assets of $19,432,951. We had current liabilities of $8,815,251 and total liabilities of $14,662,733. Stockholders’ equity was $4,770,218 as of June 30, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2021 and 2020:

Cash (used in) provided by:	2021	2020
Operating activities	$(4,314,832)	$(1,984,876)
Investing activities	(372,210)	(132,494)
Financing activities	5,642,982	2,524,003

Net cash used in operating activities was $4,314,832 for the year ended June 30, 2021, and $1,984,876 for the year ended June 30, 2020. The increase was attributable to the change in accounts receivable, prepayments, accounts payable and accrued liabilities.

Net cash used in investing activities for the years ended June 30, 2021 and 2020 was $372,210 and $132,494. The increase was attributable to investment proceeds from Lemon Glow and purchase of fixed assets.

Net cash provided by financing activities totaled $5,642,982 for the year ended June 30, 2021. Net cash provided by financing activities totaled $2,524,003 for the year ended June 30, 2020. The increase in cash inflow in 2021 was mainly due to increased proceeds from equity sales.

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

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2021. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment and employees as it is part of the requirement to build the infrastructure needed to support the current growth. At the same time, we will continually evaluating the production processes of our third party contract manufacturers to determine if there are investments, we could make in their processes to achieve manufacturing improvements and significant cost savings. Any such desired investments would require additional cash above our current forecast requirements.

Critical Accounting Policies Involving Management Estimates and Assumptions

Use of Fair Value

The Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”)Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level l - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - unobservable inputs which are supported by little or no market activities.

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Background on FASB’s Development of New Revenue Recognition Standard

In May 2014, the FASB  issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $435,598 as of June 30, 2021 and of $134,517 as of June 30, 2020.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed principally using accelerated and straight-line methods using lives of 5-15 years for machine and equipment, 2-5 years for vehicles, 3-5 years for production, and 30 years for land improvements.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended June 30, 2021 and 2020.

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

Loss Per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. As of June 30, 2021, there are approximately 1,172,004,759 potential shares issuable upon conversion of convertible debts, and 10,578,880 shares of warrants were excluded in calculating diluted loss per share for the year ended June 30, 2021 due to the fact that issuance of the shares is anti-dilutive as a result of the Company’s net loss.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of June 30, 2021.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2021 and 2020 nor at any time during the years then ended.

Item 8. Financial Statements and Supplementary Data

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sugarmade, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sugarmade, Inc. and Subsidiary (“the Company”) as of June 30, 2021 and 2020 and the related statements of operations, stockholders’ deficit, cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the years ended June 30, 2021 and 2020. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deconsolidation of Variable Interest Entities

As discussed in Notes 6 and 7 to the consolidated financial statements, the Company holds an equity investment in Indigo Dye Group (“Indigo”) and accounts for its investment as a consolidated variable interest entity (“VIE”) for the year ended June 30, 2020. During the year ended June 30, 2021, the Company ceased their control and deconsolidated the VIE and now accounts its investment under the equity method. To reach its accounting conclusion, the Company claimed it holds no controlling financial interest in Indigo. We identified the assessment of the controlling financial interest in Indigo as a critical audit matter.

Our principal audit procedures performed to address this critical audit matter included the following:

●	Evaluating if the Company has power to direct the activities of Indigo that the most significantly impact Indigo’s economic performance.
●	Evaluating the Company’s obligation to absorb losses of Indigo that could potentially be significant to Indigo or the right to receive benefits from Indigo that could potentially be significant to Indigo.

Investments Impairment

As discussed in Note 18 to the consolidated financial statements, the investment as of June 30, 2021 was $441,407. The Company performs an impairment testing at least once a year, or as deemed necessary due to the identification of a triggering event. The Company recognized a total impairment charge of $43,800 during the year ended June 30, 2021. The Company tests the investment asset utilizing a discounted cash flow method to determine the estimated fair value.

We identified the assessment of the fair value of the Company’s investments to be a critical audit matter. The discount rates and revenue growth rates are subjective measures and changes to these assumptions could have a significant effect on the Company’s assessment of the investment’s fair value. Inherent uncertainties exist related to the Company’s revenue growth rates and how various economic and other factors, including the projected impact from the COVID-19 pandemic, could affect the Company’s forecasted assumptions of future cash flows. Auditing these elements involved especially challenging and subjective auditor judgment, including the need for specialized skills and knowledge.

Our principal audit procedures performed to address the investments impairment included the following:

●	Assessing the Company’s ability to estimate future cash flows, including projected revenues, by comparing the Company’s historical cash flow forecasts by investment to actual results.
●	Evaluating the reasonableness of assumptions used in the Company’s estimate of fair value, including the revenue growth rate, given the inherent uncertainty of the COVID-19 pandemic.
●	Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the appropriateness of the methodology applied in estimating the fair values of the Company’s investments, discount rate used in the Company’s estimate of the fair value, including performing sensitivity analysis.

Intangible Assets Impairment

As discussed in Note 15 to the consolidated financial statements, the Company’s intangible assets were $10.6 million as of June 30, 2021. The Company’s intangible assets include amounts recognized in connection with business acquisitions. The intangible assets mainly related to the cannabis cultivation license. In accordance with ASC 360, definite-lived intangible assets were reviewed for impairment if a triggering event occurred. As of June 30, 2021, no triggering event was identified. As a result of that analysis, the Company concluded there was no impairment for intangible assets as of such date.

We identified the intangible assets impairment assessment as a critical audit matter because of the significant estimates and assumptions management used in the analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our principal audit procedures performed to address the intangible assets impairment included the following:

●	Performed qualitative procedures to identify if any indications to the impairment.
●	Performed a sensitivity analysis of significant assumptions, particularly as it relates to revenue growth rates and operating margins and evaluating the impact on the fair values that would result from changes in the assumptions.
●	Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the appropriateness of the methodology applied in estimating the fair values of the Company’s intangible assets and evaluating the reasonableness of certain assumptions used in valuation.

Goodwill Impairment

As discussed in Note 16 to the consolidated financial statements, the Company’s goodwill was $757,648 as of June 30, 2021. The Company’s goodwill was recognized in connection with business acquisitions. In accordance with ASC 350, goodwill is reviewed for impairment at least once a year. As of June 30, 2021, the Company concluded there was no impairment for intangible assets as of such date.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in the analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our principal audit procedures performed to address the goodwill impairment included the following:

●	Performed a sensitivity analysis of significant assumptions, particularly as it relates to revenue growth rates and operating margins and evaluating the impact on the fair values that would result from changes in the assumptions.
●	Utilizing personnel with specialized knowledge and skill in analysis to assist in assessing the appropriateness of the methodology applied in estimating the fair values of the Company’s goodwill and evaluating the reasonableness of certain assumptions used in analysis.

Convertible Notes

As discussed in Notes 24 and 25 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgments around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period and at settlement.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using a binomial option pricing model to measure the fair value of the bifurcated derivative. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management, as well as the inputs to the Company’s binomial option pricing model.

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the bifurcated derivatives.
●	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.
●	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

October 13, 2021

We have served as the Company’s auditor since March 2018.

Sugarmade, Inc. and Subsidiaries

Consolidated Balance Sheets

	For the Year Ended
	June 30, 2021	June 30, 2020
	(Audited)	(Audited)
Assets
Current assets:
Cash	1,396,944	441,004
Accounts receivable, net	435,598	134,517
Inventory, net	441,582	679,471
Loan receivables, current	-	1,365
Loan receivables - related party, current	-	122,535
Trading securities, at market value	1,451,922	-
Other current assets	182,457	263,404
Right of use asset, current	243,406	270,363
Total current assets	4,151,909	1,912,659
Noncurrent assets:
Property, plant and equipment, net	2,749,340	499,047
Intangible asset, net	10,650,394	9,800
Goodwill	757,648	-
Other noncurrent assets	-	54,163
Loan receivables, noncurrent	196,000	-
Loan receivables - related party, noncurrent	-	196,000
Right of use asset, noncurrent	486,253	835,393
Equity method investments in affiliates	441,407	-
Total noncurrent assets	15,281,042	1,594,403
Total assets	19,432,951	3,507,062

Liabilities and Stockholders’ Deficiency
Current liabilities:
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	2,058,839	1,583,228
Customer deposits	751,919	466,337
Customer overpayment	59,953	47,890
Unearned revenue	-	53,248
Other payables	750,485	691,801
Accrued interest	509,997	494,740
Accrued compensation and personnel related payables	15,471	35,361
Notes payable - Current	33,047	20,000
Notes payable - Related Parties, Current	15,427	15,427
Lease liability - Current	239,521	372,285
Loans payable - Current	392,605	319,314
Loan payable - Related Parties, Current	163,831	35,943
Convertible notes payable, Net, Current	1,421,694	1,740,122
Derivative liabilities, net	2,217,361	5,597,095
Warrants liabilities	21,042	79,910
Shares to be issued	138,077	101,577
Total curent liabilities	8,815,251	11,680,260
Non-current liabilities:
Loans payable, noncurrent	308,588	197,946
Note payable, noncurrent	4,997,323	-
Convertible notes payable, Net, Noncurrent	17,422	-
Lease liability	524,149	767,729
Total noncurrent liabilities	5,847,482	965,675
Total liabilities	14,662,733	12,645,935

Stockholders’ equity (deficiency):
Series A Preferred stock, $0.001 par value, 7,000,000 shares authorized 0 and 2,000,000 shares issued outstanding at June 30, 2021 and June 30, 2020, respectively	-	2,000
Series B Preferred stock, $0.001 par value, 2,999,999 shares authorized 541,500 and 3,541,500 shares issued outstanding at June 30, 2021 and June 30, 2020, respectively	542	1,542
Series C Preferred stock, $0.001 par value, 1 share authorized, 0 and 0 share issued outstanding at June 30, 2021 and June 30, 2020, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 7,402,535,676 and 1,763,277,230 shares issued and outstanding at June 30, 2021 and June 30, 2020, respectively	7,402,536	1,763,278
Additional paid-in capital	64,841,654	57,307,767
Share to be issued, Preferred stock	5,600,000	-
Subscription receivable	(500,000)	-
Share to be issued, Common stock	1,889,608	236,008
Accumulated deficit	(74,364,466)	(68,438,332)
Total stockholders’ equity (deficiency)	4,869,874	(9,127,737)
Non-Controlling Interest	(99,656)	(11,136)
Total stockholders’ equity (deficiency)	4,770,218	(9,138,873)
Total liabilities and stockholders’ equity (deficiency)	19,432,951	3,507,062

The accompanying notes are an integral part of these consolidated audited financial statements.

Sugarmade, Inc. and Subsidiaries

Consolidated Statements of Operations

(Audited)

	For the Year Ended,
	June 30, 2021	June 30, 2020
Revenues, net	$3,979,049	$4,362,585
Cost of goods sold	2,153,311	2,851,940
Gross profit	1,825,738	1,510,645

Selling, general and administrative expenses	1,824,757	1,734,830
Advertising and promotion expense	844,890	430,141
Marketing and research expense	431,913	514,394
Professional expense	1,438,341	1,128,896
Salaries and wages	709,041	572,683
Stock compensation expense	518,393	9,255,277
Total operating expenses	5,767,335	13,636,221

Loss from operations	(3,941,597)	(12,125,576)

Non-operating income (expense):
Other (expense) income	12,637	3,064
Gain in loss of control of VIE	313,928	-
Interest expense	(1,700,420)	(1,613,044)
Bad debts	(522,352)	(240,157)
Change in fair value of derivative liabilities	1,087,485	(1,442,295)
Warrant Expense	58,868	(119,526)
Loss on impairment	(43,800)	(2,066,958)
Loss on settlement	(106,051)	(393,135)
Inventory loss	(3,742)	-
Gain on asset disposal	-	(119,044)
Amortization of debt discount	(2,617,274)	(3,823,500)
Debt forgiveness	96,595	590,226
Gain on debt conversion	-	(184,626)
Loss on deposits	(119,000)	-
Unrealized gain on securities	1,451,922	-
Total non-operating expenses, net	(2,091,204)	(9,408,995)
Equity Method Investment Loss	(81,725)	-
Net loss	$(6,114,526)	$(21,534,571)

Less: net loss attributable to the noncontrolling interest	$(188,392)	$(195,416)
Net loss attributable to SugarMade Inc.	$(5,926,134)	$(21,339,155)

Basic net income (loss) per share	$(0.00)	$(0.02)
Diluted net income (loss) per share	$(0.00)	$(0.02)

Basic and diluted weighted average common shares outstanding *	3,851,836,959	939,171,416

*	Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share

The accompanying notes are an integral part of these consolidated audited financial statements

Sugarmade, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Audited)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Common stock		Additional paid-	Shares to be issued, common	Shares to be cancelled, preferred	Subscription Receivable -	Common Shares	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in capital	shares	shares	CS	Subscribed	Subscribed	deficit	Interest	Equity

Balance at June 30, 2019	2,000,000	$2,000	-	$-	-	$-	697,608,570	$697,610	$61,038,875	$-	$-	$-	$-	$29,000	$(47,088,951)	$-	$14,678,534
Share issued for cash	-	-	-	-	-	-	138,461,538	138,462	551,817	-	-	-	236,008	-	-		926,287
Shares issued for conversions	-	-	-	-	-	-	1,077,643,486	1,077,642	971,128	-	-	-	-	-	-		2,048,770
Reclass derivative liability from conversion	-	-	-	-	-	-	-	-	2,819,825	-	-	-	-	-	-		2,819,825
Share issued for warrant exercises	-	-	-	-	-	-	28,381,818	28,382	(14,249)	-	-	-	-	-	-		14,133
Option granted	-	-	-	-	-	-	-	-	118,750	-	-	-	-	-	-		118,750
Shares issued for services compensation	-	-	415,000	415	-	-	1,500,000	1,500	5,945,835	-	-	-	-	-	-		5,947,750
Shares issued for offcier’s compensation	-	-	1,126,500	1,127	-	-	-	-	2,927,773	-	-	-	-	-	-		2,928,900
Shares issued for debt settlement	-	-	-	-	-	-	19,181,818	19,182	300,273	-	-	-	-	(29,000)	-		290,455
Initial valuation of BCF	-	-	-	-	-	-	-	-	449,301	-	-	-	-	-	-		449,301
Shares issued/cancelled for Award - Bizright	-	-	-	-	-	-	(199,500,000)	(199,500)	(17,786,542)	-	-	-	-	-	-		(17,986,042)
Indigo & Budcars Investment	-	-	-	-	-	-	-	-	169,262	-	-	-	-	-	-		169,262
Changes in non-controlling interest	-	-	-	-	-	-	-	-	(184,280)	-	-	-	-	-	-	184,280	-
Cumulative effect of ASU 2016-02	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,236)	-	(10,236)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(21,339,145)	(195,416)	(21,534,561)
Balance at June 30, 2020	2,000,000	$2,000	1,541,500	$1,542	-	$-	1,763,277,230	$1,763,278	$57,307,768	-	$-	$-	$236,008	$-	$(68,438,332)	$(11,136)	$(9,138,872)
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	-	-	4,956,142	-	-	-	-	-	-	-	4,956,142
Shares issued for cash	-	-	-	-	-	-	2,639,600,002	2,639,600	2,227,400	-	-	(500,000)	(196,000)	-	-	-	4,171,000
Shares issued for conversions	-	-	-	-	-	-	2,451,338,059	2,451,338	109,033	-	-	-	-	-	-	-	2,560,371
Preferred stock conversions	(2,000,000)	(2,000)	-	-	-	-	360,647,019	360,647	141,353	-	-	-	-	-	-	-	500,000
Reclassification due to deconsolidation of VIE	-	-	-	-	-	-	-	-	(169,262)	-	-	-	-	-		35,136	(134,126)
Repayment of capital to noncontrolling minority	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(24,000)	(24,000)
Shares issued for consulting services	-	-	-	-	-	-	187,673,367	187,673	268,221	-	-	-	-	-	-	-	455,894
Series B preferred share cancelled	-	-	(1,000,000)	(1,000)	-	-	-	-	1,000	-	-	-	-	-	-	-	-
Series C preferred share issued to officer	-	-	-	-	1	-	-	-	-	-	-	-	-	-	-	-	-
Distributions from non-controlling interests in other consoldiated subsidiaires	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	88,736	88,736
Shares issued for acquisition	-	-	-	-	-	-	-	-	-	5,600,000	-	-	1,849,600	-	-	-	7,449,600
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,926,134)	(188,392)	(6,088,692)
Balance at June 30, 2021	-	$-	541,500	$542	1	$-	7,402,535,677	$7,402,536	$64,841,655	$5,600,000	$-	$(500,000)	$1,889,608	$-	$(74,364,466)	$(99,656)	$4,770,218

The accompanying notes are an integral part of these consolidated audited financial statements.

Sugarmade, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For The Year Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,926,134)	$(21,339,146)
Non-controlling interest	(188,392)	(195,416)
Adjustments to reconcile net loss to cash flows from operating activities:
Excess derivative expense	414,465	449,301
Loss on settlement	106,218	393,135
Loss on deposits	119,000	-
Gain on debt forgiveness	(96,595)	590,226
Gain on loss of control of VIE	(313,929)	-
Return on EB5 Investment	500,000	-
Amortization of debt discount	2,617,274	3,823,500
Stock based compensation	518,394	9,225,076
Change in fair value of derivative liability	(1,087,485)	2,109,930
Change in exercise of warrant	(58,868)	119,525
Depreciation	105,982	110,032
Amortization of intangible assets	2,206	1,400
Impairment loss	43,800	2,066,958
Unrealized gain on securities	(1,451,922)	-

Changes in assets and liabilities:
Accounts receivable	(301,081)	83,628
Inventory	93,020	(323,186)
Prepayment, deposits and other receivables	(594,074)	403,471
Other assets	54,163	(30,193)
Other payables	202,760	-
Accounts payable and accrued liabilities	1,122,211	423,199
Customer deposits	297,645	184,131
Unearned revenue	(53,248)	(8,424)
Right of use assets	232,374	(650,165)
Lease liability	(232,622)	674,188
Investment to Indigo Dye	(564,819)	-
Shares to be issued - liabilities	(26,000)	-
Interest Payable	160,826	(96,046)

Net cash used in operating activities	(4,314,832)	(1,984,876)

Cash flows from investing activities:
Purchase of fixed assets	(69,265)	(132,494)
Investment proceeds from Lemon Glow	(274,274)	-
Investment proceeds from NUG	(28,673)	-

Net cash used in investing activities	(372,210)	(132,494)

Cash flows from financing activities:
Proceeds from shares issuance	4,171,000	690,280
Contributions of capital to noncontrolling minority	88,736	-
Distributions of capital to noncontrolling minority	(24,000)
Loan receivable	1,365	84,168
Loan receivable - related parties	38,044	(318,535)
Proceeds (Repayment) from(to) notes payable, net	(345,287)	-
Proceeds (Repayment) from(to) note payable - related parties, net	-	(2,573)
Proceeds from advanced shares issuance	-	136,000
Proceeds (Repayment) from(to) loans payable, net	182,087	302,675
Proceeds (Repayment) from(to) loans payable - related parties, net	122,401	5,943
Proceeds from convertible notes	2,174,200	1,626,045
Repayment of convertible notes	(438,752)	-
Reduction of cash due to Indigo deconsolidation	(326,812)	-

Net cash provided by financing activities	5,642,982	2,524,003

Net increase in cash	955,940	406,633

Cash paid during the period for:
Cash, beginning of period	441,004	34,371
Cash, end of period	$1,396,944	$441,004

Supplemental information —
Net changes in financial statement amount due to purchase of Lemon Glow:
Goodwill acquired	757,648	-
Intangible assets acquired	10,637,000	-
Property, plant and equipment acquired	2,348,167	-
Liabilities recognized	(6,018,943)	-
Equity issued	(7,449,600)	-
Net realized gains on the transactions	-	-
Net cash paid for acquisition of Lemon Glow	274,272	-

Net changes in financial statement amount due to purchase of Nug Ave:
Property, plant and equipment acquired	32,860	-
Other assets acquired	5,800	-
Liabilities recognized	(9,987)	-
Net realized gains on the transactions	-	-
Net cash paid for acquisition of Nug Ave	28,673	-

Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	2,560,371	1,959,497
Reduction in derivative liability due to conversion	4,956,143	2,819,825
Debt discount related to convertible debt	2,127,481	3,315,037
Debts settled through shares issuance	-	229,000
Shares issued for award to Bizright	-	(32,291,060)
Shares cancelled for termination of Bizright Acquisition	-	32,283,910
Shares issued for warrant exercise	-	28,381
Reclassification from prepaid deposit to BZRTH investment	-	(883,958)

The accompanying notes are an integral part of these consolidated audited financial statements

Notes to Consolidated Financial Statements

1. Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) is a publicly-traded company incorporated in the state of Delaware. Our previous legal name was Diversified Opportunities, Inc. Our Company, Sugarmade, Inc. operates much of its business activities through our subsidiaries, SWC Group, Inc., a California corporation (“SWC’’), NUG Avenue, Inc., a California corporation (“Nug Avenue”), and Lemon Glow Company, Inc., a California corporation (“Lemon Glow”). Sugarmade, Inc. was founded in 2010. In 2014, CarryOutSupplies.com was acquired by Sugarmade, Inc., creating the Company as it is today.

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

Cannabis products delivery service and sales: As a joint owner in the Budcars licensed cannabis delivery service brand (“Budcars” or the “Budcars Brand”). Budcars operates a licensed cannabis delivery service in the Sacramento, California area. During early 2020, the Company entered into agreement with Indigo Dye Group (“Indigo”) to acquire 40% stake in the Budcars Brand and in the Sacramento delivery operations. Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars. Upon exercise of this option, the Company would acquire a controlling interest in Indigo. As of June 30, 2021, the option has not yet been exercised and the Company’s stake in Budcars was at 40%. Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2020, the Company made $59,370 additional payments, and hold approximately 32% of the ownership of Indigo. As of June 30, 2021, the Company recorded equity method investment in affiliates at $441,407, net with $81,725 loss from equity method investment. (See Note 6 and Note 7)

Selected cannabis and hemp projects: On May 12, 2021, SugarMade, Inc. entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) by and between Lemon Glow Corporation, a California corporation (“Lemon Glow”), Carnaby Spot Bay Corp, a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”) and Ryan Santiago (the “Shareholder Representative”), pursuant to which, on May 25, 2021 and upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). The principal asset of Lemon Glow is land and the Company is not an operating company. As a result of the Merger, Lemon Glow became a wholly-owned subsidiary of the Company.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of consolidation

The consolidated financial statements include the accounts of our Company, its wholly-owned subsidiaries, SWC Group, Inc., a California corporation (“SWC’’), Lemon Glow Company, Inc., a California corporation (“Lemon Glow”), and its majority owned subsidiary, NUG Avenue, Inc., a California corporation (“Nug Avenue”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Business combinations

The Company applies the provisions of Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. The Company used third party valuation company to determine the assets acquired and liabilities assumed with the corresponding offset to goodwill.

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

Revenue recognition

We recognize revenue in accordance with FASB ASC No. 606, Revenue Recognition. Sugarmade applied a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.

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

Property and equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Machinery and equipment	3-15 years
Furniture and equipment	7 years
Vehicles	5 years
Leasehold improvements	30 years

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended June 30, 2021 and 2020.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, there was $43,800 and $2,066,958 impairment loss of its long-lived assets as of June 30, 2021 and 2020, respectively.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have not taken any uncertain positions that would necessitate recording of tax related liability as of June 30, 2021 and 2020.

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method. Intangible assets represent purchased intangible assets including developed technology and in-process research and development, technologies acquired or licensed from other companies, customer relationships, non-compete covenants, backlog, and trademarks and tradenames. Purchased finite-lived intangible assets are capitalized and amortized over their estimated useful lives. Technologies acquired or licensed from other companies, customer relationships, non-compete covenants, backlog, and trademarks and tradenames are capitalized and amortized over the lesser of the terms of the agreement, or estimated useful life. We capitalize cannabis cultivation license acquired as part of a business combination.

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

The Company’s financial statements reflect that substantially all of its operations are conducted in three industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts approx. 44% of the Company’s revenues; (2) Non-medical supplies such as non-medical fascial mask, which accounts approx. 0% of the Company’s total revenues; (3) Cannabis products delivery service and sales, which accounts approx. 56% of the Company’s total revenues.

New accounting pronouncements

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

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company have adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021.

Prior period reclassification

Certain prior period balance sheet accounts have been reclassified in conformity with current period presentation including reclassification of $4,000 from derivative liability to warrant liability. The reclassification had no effect to the company’s consolidated statement of operations, statement of cash flow or statement of shareholder’s equity.

3. Business Combination

On May 12, 2021, SugarMade, Inc. entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) by and between Lemon Glow Corporation, a California corporation (“Lemon Glow”), Carnaby Spot Bay Corp, a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”) and Ryan Santiago (the “Shareholder Representative”), pursuant to which, on May 25, 2021 and upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). As a result of the Merger, Lemon Glow became a wholly-owned subsidiary of the Company.

Acquisition Consideration

The following table summarizes the fair value of purchase price consideration to acquire Lemon Glow (In US $000’s):

Purchase Consideration Summary
In US $000’s		Fair Value

Cash Consideration	(1)	$4,256

Equity Consideration	(2)	$7,450

Interest-Bearing Debt Assumed		$2,043
Total Purchase Consideration		$13,749

Notes:

(1)	The cash consideration consists of $280,000 in cash and $3,976,000 in promissory notes with 5% simple interest.
(2)	The equity consideration consists of 660,571,429 shares of Common stock and 2,000,000 shares of Series B Preferred stock.

Purchase Price Allocation

The following is an allocation of purchase price as of the May 25, 2021 acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Allocation Summary
In US $000’s		Fair Value
Assets Acquired		$6
Property, Plant & Equipment	(3)	$2,348
Total Tangible Asset Allocation		$2,354

Cannabis Cultivation License		$10,637
Total Identifiable Intangible Assets		$10,637

Assembled Workforce		$275
Goodwill (Excluding Assembled Workforce)		$483
Total Economic Goodwill		$758

Purchase Consideration to be Allocated		$13,749

Notes:

(3)	The value of the land is excluded in the calculation of depreciation.

Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations for Lemon Glow relied upon reports of a third party valuation expert to calculate the fair value of certain acquired assets, which primarily included identifiable intangible assets, and property and equipment.

Estimates of fair value require management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, and other benefits that the Company believes will result from integrating the operations of the Lemon Glow with the operations of Sugarmade. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared.

The fair value of the identified intangible assets acquired from the Lemon Glow was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the cannabis cultivation license was determined using the MPEEM method. MPEEM is an income approach to fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to its net present value. Significant factors considered in the calculation of the cannabis cultivation license intangible assets were the risks inherent in the development process, including the likelihood of government regulation and market acceptance.

In connection with the acquisition of Lemon Glow, the Company has assumed certain operating liabilities which are included in the respective purchase price allocations above.

Goodwill recorded in connection with Lemon Glow was approximately $757,648. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

Proforma Combined Financial Information

The following table presents unaudited pro forma combined financial information for each of the periods presented, as if the acquisitions of Lemon Glow had occurred at March 31, 2021 and June 30, 2020:

Unaudited Pro Forma Condensed Combined Balance Sheets

As of March 31, 2021

	Lemon Glow Company	Sugarmade Inc.	Pro Forma Merger Adjustment		Pro Forma Combined
Assets
Current assets:
Cash	18,211	269,885	280,000	a	568,096
Accounts receivable, net	-	75,040	-		75,040
Inventory, net	-	692,460	-		692,460
Loan receivables, current	-	-	-		-
Loan receivables - related party, current	-	208,931	-		208,931
Other current assets	-	1,066,597	-		1,066,597
Right of use asset, current	-	237,556	-		237,556
Total current assets	18,211	2,550,469	280,000		2,848,680
Noncurrent assets:
Machinery and Equipment, net	87,645	390,189	-		477,834
Land Improvements, net	341,681	-	-		341,681
Estate Property - Land	1,922,376	-	-		1,922,376
Intangible asset, net	-	14,578	10,572,600	e	10,587,178
Goodwill			573,000	f	573,000
Other assets	-	-	-		-
Loan receivables - related party, noncurrent	-	196,000	-		196,000
Right of use asset, noncurrent	-	549,261	-		549,261
Investment to Indigo Dye	-	564,819	-		564,819
Total noncurrent assets	2,351,702	1,714,847	11,145,600		15,212,149
Total assets	2,369,913	4,265,316	11,425,600		18,060,829

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Note payable due to bank	-	25,982	-		25,982
Accounts payable and accrued liabilities	85,157	1,753,855	-		1,839,012
Customer deposits	400,000	660,268	-		1,060,268
Customer overpayment	-	53,183	-		53,183
Unearned revenue	-	9,379	-		9,379
Other payables	-	812,069	-		812,069
Accrued interest	3,500	515,767	-		519,267
Accrued compensation and personnel related payables	-	-	-		-
Notes payable - Current	-	20,000	-		20,000
Notes payable - Related Parties, Current	-	15,427	-		15,427
Lease liability - Current	-	231,305	-		231,305
Loans payable - Current	113,891	350,221	-		464,112
Loan payable - Related Parties, Current	-	238,150	-		238,150
Convertible notes payable, Net, Current	-	1,982,902	-		1,982,902
Derivative liabilities, net	-	2,723,899	-		2,723,899
Due to related parties	4,244	-	-		4,244
Warrants liabilities	-	24,216	-		24,216
Shares to be issued	-	136,577	-		136,577
Total curent liabilities	606,792	9,553,200	-		10,159,992
Non-current liabilities:
Note Payable	1,381,593	-	3,976,000	b	5,357,593
Loans payable	54,408	366,495	-		420,903
Lease liability	-	591,116	-		591,116
Total liabilities	2,042,793	10,510,811	3,976,000		16,529,604

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value, 10,000,000 shares authorized 1,541,500 shares issued outstanding at March 31, 2021		1,542	5,600	d	7,142
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 4,718,104,197 shares issued and outstanding at March 31, 2021	394,773	4,718,105	660,571	c	5,773,449
Additional paid-in capital		63,095,927	6,783,429	cd	69,879,356
Share to be issued, Preferred stock		(1)			(1)
Common Stock Subscribed		236,008			236,008
Accumulated deficit	(67,653)	(74,350,923)	-		(74,418,576)
Total stockholders’ deficiency	327,120	(6,299,342)	7,449,600		1,477,378
Non-Controlling Interest	-	53,847	-		53,847
Total stockholders’ equity (deficiency)	327,120	(6,245,495)	7,449,600		1,531,225
Total liabilities and stockholders’ equity (deficiency)	2,369,913	4,265,316	11,425,600		18,060,829

The accompanying notes are an integral part of these condensed consolidated financial statements

Unaudited Pro Forma Condensed Combined Statements of Operations

For the Nine Months Ended March 31, 2021

	Lemon Glow Company	Sugarmade Inc.	Pro Forma Merger Adjustment	Pro Forma Combined
Revenues, net	$-	$2,851,822	$-	$2,851,822
Cost of goods sold	-	1,502,247	-	1,502,247
Gross profit	-	1,349,575	-	1,349,575

Selling, general and administrative expenses	11,256	1,446,038	-	1,457,294
Advertising and Promotion Expense	-	378,068	-	378,068
Marketing and Research Expense	-	364,580	-	364,580
Professional Expense	4,136	756,444	-	760,580
Salaries and Wages	7,080	368,616	-	375,696
Stock Compensation Expense	-	82,250	-	82,250
Loss from operations	(22,472)	(2,046,421)	-	(2,068,893)

Non-operating income (expense):
Other income	-	5,099	-	5,099
Gain in loss of control of VIE	-	313,928	-	313,928
Interest expense	(45,181)	(1,920,660)	-	(1,965,841)
Bad debts	-	(133,235)	-	(133,235)
Change in fair value of derivative liabilities	-	506,559	-	506,559
Warrant Expense	-	55,695	-	55,695
Loss on notes conversion	-	-	-	-
Loss on settlement	-	(80,000)	-	(80,000)
Gain on asset disposal	-	-	-	-
Amortization of debt discount	-	(2,605,144)	-	(2,605,144)
Debt forgiveness	-	-	-	-
Other expenses	-	(55,054)	-	(55,054)
Total non-operating expenses, net	(45,181)	(3,912,812)	-	(3,957,993)
Equity Method Investment Loss	-	(2,114)	-
Net loss	$(67,653)	$(5,961,347)	$-

Less: net loss attributable to the noncontrolling interest	$-	$(48,756)	$-	(48,756)
Net loss attributable to SugarMade Inc.	$(67,653)	$(5,912,591)	$-	$(48,756)

Basic net income (loss) per share	$-	$(0.00)	$-	$(0.00)
Diluted net income (loss) per share	$-	$(0.00)	$-	$(0.00)

Basic and diluted weighted average common shares outstanding *	0	3,247,070,176	0	3,247,070,176

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share

The accompanying notes are an integral part of these condensed consolidated financial statements

Unaudited Pro Forma Condensed Combined Statements of Operations

As of June 30, 2020

	Lemon Glow Company	Sugarmade Inc.	Pro Forma Merger Adjustment	Pro Forma Combined

Revenues, net	$-	$4,354,102	$-	$4,354,102

Cost of goods sold	-	2,851,940	-	2,851,940

Gross profit	-	1,502,162	-	1,502,161.64

Selling, general and administrative expenses	-	13,620,529	-	13,620,529

Loss from operations	-	(12,118,367)	-	(12,118,367)

Non-operating income (expense):
Other income	-	3,064	-	3,064
Interest expense	-	(1,613,044)	-	(1,613,044)
Bad debts	-	(240,157)	-	(240,157)
Change in fair value of derivative liabilities	-	(1,442,295)	-	(1,442,295)
Warrant Expense	-	(119,526)	-	(119,526)
Gain on debt conversion	-	(184,626)	-	(184,626)
Loss on settlement	-	(393,135)	-	(393,135)
Loss on asset disposal	-	(119,044)	-	(119,044)
Amortization of debt discount	-	(3,823,500)	-	(3,823,500)
Debt forgiveness	-	590,226	-	590,226
Miscellaneous	-	(7,201)	-	(7,201)
Impairment Loss	-	(2,066,958)	-	(2,066,958)
Other expenses	-	-	-	-

Total non-operating expenses, net	-	(9,416,195)	-	(9,416,195)

Net loss	$-	$(21,534,562)	$-	$(21,534,562)

Less: net loss attributable to the noncontrolling interest	-	(195,416)	-	(195,416)

Net loss attributable to SugarMade Inc.	$-	$(21,339,146)	$-	$(21,339,146)

Basic net income (loss) per share	$-	$(0.02)	$-	$(0.02)
Diluted net income (loss) per share	$-	$(0.02)	$-	$(0.02)

Basic and diluted weighted average common shares outstanding *	0	958,183,933	0	958,183,933

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share

The accompanying notes are an integral part of these condensed consolidated financial statements

The pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the consolidated business had the acquisitions actually occurred at the beginning of fiscal year 2020 or of the results of future operations of the consolidated business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost saving that may be realized from the integration of the acquisitions in the Company’s consolidated statements of operations.

4. Concentration

Customer

For the year ended June 30, 2021, our Company earned net revenues of $3,979,049. The company have the following concentration of revenue with customer that represent over 10% of overall revenue. The highest revenue from (1) customer accounted for 11.6% as percentage of overall revenue for the year ended June 30, 2021.

For the year ended June 30, 2020, our Company earned net revenues of $4,362,585. The company does not have any concentration of revenue with any customer that represent over 10% of overall revenue. The highest revenue from (2) customers accounted for 5.90% and 5.1% respectively, as percentage of overall revenue for the year ended June 30, 2020.

Suppliers

For the year ended June 30, 2021, we purchased products for sale by the company’s subsidiaries from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 33.2% and 19.40%, respectively, of the Company’s total inventory purchase for the year ended June 30, 2021.

For the year ended June 30, 2020, we purchased products for sale by the company’s subsidiaries from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory is purchased from two (2) suppliers. The two (2) suppliers accounted as follows: Two suppliers accounted for 25.5% and 16.20%, respectively, of the Company’s total inventory purchase for the year ended June 30, 2020.

Concentration of risk

The Company sold non-medical facial mask during the year ended June 30, 2020, which accounts approx. 25% of the total revenue of the Company for the year ended June 30, 2020. During the year ended June 30, 2021, the Company wrote off all the non-medical facial mask inventories because of the demand of non-medical facial mask is declining, the masks are not selling at a profitable price.

Segment reporting information

A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for June 30, 2021 and 2020 is as follows:

Segment operating income	2021	2020
Paper and paper based products	$1,748,700	$1,832,286
Licensed cannabis delivery	2,230,349	1,439,653
Non-medical supplies	-	1,090,646
Total operating income	$3,979,049	$4,362,585

5. Equity Transaction – Exclusive License Rights

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

6. VIE

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

Pursuant to the terms of the Indigo Agreement, the Company agreed to invest $700,000 (the “Investment”) into Indigo for inventory, equipment, and marketing expenses. The Investment shall be made in twelve monthly equal installments of $58,333 with the acceleration of the payment schedule possible depending on business growth, cash flow needs and capital availability.

In exchange, the Company received 40% of Indigo’s issued shares upon execution of the final agreement. The value used for this transaction is $1,750,000 and each percentage (1%) of the company is worth $17,500. In the event that the Company is not able to make a payment of $58,333 in any month, it will have 90 days to cure the default. On the 91st day the investment plan will cease and the amount of invested capital will be calculated based on an enterprise value of $1,750,000 or $17,500 per 1% of owned equity.

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

Starting on October 1, 2020, the Company began to explore new locations via purchasing equity into other Brand/Franchises to cover delivery for the entire state of California. Therefore, the Company is not likely to proceed with the option to acquire the additional 30% interest in Indigo at this time. In addition, the Company is no longer involved in day-to-day operations and the Company will be pursuing cannabis delivery moving forward, independently from Indigo Dye Group. As of June 30, 2021, the Company continues to hold approximately 32% of the ownership of Indigo but ceased to have a controlling interest in the partnership and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $564,819 estimated fair value and changed to equity method of accounting. See footnote #7 Non-controlling interest and deconsolidation of VIE for details.

7. Non-controlling Interest and Deconsolidation of VIE

Starting in fiscal year ended June 30, 2020, the Company had a variable interest entity, Indigo Dye Group, for accounting purposes. The Company owned approximately 29% of Indigo’s outstanding equity and as of September 30, 2020, involved its day-to-day operations, which gave the Company the power to direct the activities of Indigo that most significantly impact its economic performance. Accordingly, the Company recognized the carrying value of the non-controlling interest as a component of total shareholders’ equity, and the consolidated financial statements included the financial position and results of operations of Indigo as of and for the periods ended June 30, 2020 and September 30, 2020.

Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent from Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2021, the Company made $59,370 in additional payments, and holds approximately 32% of the ownership of Indigo. (See Note 6)

The net asset value of the Company’s variable interest in Indigo Dye Group was approximately $326,812 as of October 1, 2020, the date of deconsolidation. The value of the Company’s variable interest on the date of deconsolidation was based on management’s estimate of the fair value of Indigo at that time. The Company concluded that the market approach was the most appropriate method to determine the fair value of the entity on the date of deconsolidation, given that Indigo raised equity funding from third-party investors around the same period (i.e., level 2 inputs). The Company recognized a gain on deconsolidation of approximately $313,928 with no related tax impact, which is included in other income, net on the consolidated statement of operations. As the Company is not obligated to fund future losses of Indigo, the carrying amount is the Company’s maximum risk of loss and accounted as equity method investment in affiliates in our consolidated financial statements as of and for the year ended June 30, 2021. As of June 30, 2021, the Company recorded equity method investment in affiliates at $441,407, net with $81,725 loss from equity method investment.

8. Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of June 30, 2021, there were no legal claims pending or threatened against the Company that, in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two (2) notes of approximately $80,000. As of June 30, 2021, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

9. Cash

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

10. Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable, net of allowance, of $435,598 and $134,517 as of June 30, 2021 and 2020, respectively; and allowance for doubtful accounts of $259,761 and $447,498 as of June 30, 2021 and 2020, respectively.

11. Loan Receivable

Loan receivables amounted $196,000 ($0 current and $196,000 noncurrent) and $1,365 ($1,365 current and $0 noncurrent) as of June 30, 2021 and 2020, respectively. Loan receivables are mainly advanced payments to the other companies.

12. Loan Receivable – Related Parties

Loan receivables – related parties amounted to $0 and $318,535 ($122,535 current and $196,000 noncurrent) as of June 30, 2021 and June 30, 2020, respectively. Loan receivables – related parties are mainly advanced payments to the related party companies for business expense.

13. Inventory

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of June 30, 2021 and 2020, the balance for the inventory totaled $441,582 and $679,471, respectively. $0 was reserved for obsolescent inventory for the year ended June 30, 2021, and $15,445 were reserved for obsolescent inventory for the year ended June 30, 2020.

14. Other Current Assets

As of June 30, 2021 and 2020, other current assets consisted of the following:

	For the years ended June 30,
	2021	2020
Prepaid Deposit	$113,988	$48,483
Prepaid Inventory	—	65,449
Employees Advance	—	324
Prepaid Expenses	35,590	35,157
Others	32,879	113,991
Total	$182,457	$263,404

15. Intangible Asset

On April 1, 2017, the Company entered into a distribution and intellectual property assignment agreement with Wagner Bartosch, Inc. (“Wagner’’) for use of their Divider’™ used in frozen desserts and other related uses. In lieu of cash payment under the agreement, the Company was obliged to issue common shares of the Company valued at $75,000 for acquiring the use right of the distribution and intellectual property. The Company amortized this use right as intangible asset over ten years, and recorded $1,400 and $1,400 amortization expense for the years ended June 30, 2021 and 2020, respectively.

On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between Carnaby Spot Bay Corp, a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Lemon Glow Company, a California corporation (the “Lemon Glow”) and Ryan Santiago (the “Shareholder Representative”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). The Company valued the cannabis cultivation license from Lemon Glow at $10,637,000 with remaining economic life of 9 years as of June 30, 2021. The intangible assets have not started to amortize as of June 30, 2021.

16. Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company’s estimates and assumptions are subject to change within the measurement period. There was $757,648 and $0 of goodwill recorded as of June 30, 2021 and 2020, respectively.

17. Property, Plant and Equipment

As of June 30, 2021 and 2020, property, plant and equipment consisted of the following:

	June 30, 2021	June 30, 2020
Office and equipment	$820,149	$739,447
Motor vehicles	166,079	164,244
Land	1,922,376	—
Leasehold Improvement	365,620	24,742
Total	3,274,224	928,163
Less: accumulated depreciation	(524,884)	(429,116)
Plant and Equipment, net	$2,749,340	$499,047

For the years ended June 30, 2021 and 2020, depreciation expenses amounted to $105,982 and $110,032, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended June 30, 2021 and 2020.

18. Equity Method Investments in Affiliates

Investment to Indigo Dye Inc. –

For the fiscal syear ended June 30, 2020, the Company accounted for its investment in Indigo Dye Group as a variable interest entity. The Company owned approximately 29% of Indigo’s outstanding equity and as of September 30, 2020, involved its day-to-day operations, which gave the Company the power to direct the activities of Indigo that most significantly impact its economic performance. Accordingly, the Company recognized the carrying value of the non-controlling interest as a component of total shareholders’ equity, and the consolidated financial statements included the financial position and results of operations of Indigo as of and for the periods ended June 30, 2020 and September 30, 2020.

During quarter ended December 31, 2020, the Company plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent from Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $564,819 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of June 30, 2021, the Company did not receive any distributions nor dividends from Indigo Dye. In addition, the Company impaired $43,800 of the investment as of December 31, 2020 due to lack of providing financial information from Indigo Dye Inc. As of June 30, 2021, the Company still held approximately 32% of the ownership of Indigo Dye Group.

As of June 30, 2021, the Company recorded equity method investment in affiliates at $441,407, net with $81,725 loss from equity method investment.

19. Unrealized Gain on Securities

In October 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with iPower Inc., formerly known as BZRTH Inc. (the “Company”), a Nevada corporation, pursuant to which, among other things, the Company agreed to buy 100% of the issued and outstanding capital stock of iPower Inc. in exchange for $870,000 in cash, $7,130,000 under a promissory note, up to 650,000 shares of Sugarmade’s common stock, and up to 3,500,000 shares of Sugarmade’s Series B preferred stock.

Due to certain disputes that arose between the parties with respect to certain terms and conditions contained in the Share Exchange Agreement, the parties entered into a Rescission and Mutual Release Agreement on January 15, 2020 (the “Rescission Agreement”). Pursuant to the terms of the Rescission Agreement, iPower Inc. and its stockholders returned the shares of Sugarmade common stock and preferred stock and issued to Sugarmade 102,248 (204,496 post forward split) shares of the Company’s common stock valued at current market value of $1,451,922 as of June 30, 2021. The shares are free trading.

For the years ended June 30, 2021 and 2020, unrealized gain on securities amounted at current market value of $1,451,922 and $0, respectively.

20. Unearned Revenue

Unearned revenue amounted $0 and $53,248 as of June 30, 2021 and 2020, respectively. Unearned revenues are mainly due to contracts with extended payment terms, acceptance provisions and future delivery obligation.

21. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities amounted $2,058,839 and $1,583,228 as of June 30, 2021 and 2020, respectively. Accounts payables are mainly payables to vendors and accrued liabilities are mainly accrued interest of convertible notes payables and accrued contingent liabilities (see item 3. legal proceeding).

	June 30, 2021	June 30, 2020
Accounts payable	$1,464,692	$1,330,939
Accrued liabilities	310,528	25,289
Contingent liabilities	283,619	227,000
Total accounts payable and accrued liabilities:	$2,058,839	$1,583,228

22. Other Payables

Other payables amounted $750,485 and $691,801 as of June 30, 2021 and 2020, respectively. Other payables are mainly credit card payables. As of June 30, 2021, the Company had 8 credit cards, one American Express is a charge card with no limit and zero interest. The remaining 7 cards had total credit limit of $85,000, and APR from 11.24% to 29.99%.

23. Customer Deposits

Customer deposits amounted $751,919 and $466,337 as of June 30, 2021 and 2020, respectively. Customer deposits are mainly advanced payments from customers.

24. Convertible Notes

As of June 30, 2021 and June 30, 2020, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,439,116 and $1,740,122, respectively.

Convertible notes issued prior to the year ended June 30, 2020 were as follows:

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2021, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2021, the note is in default.

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2021, the note is in default.

Convertible note 4: On November 1, 2018, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of June 30, 2021, the note has been fully repaid by cash.

Convertible note 5: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $80,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of June 30, 2021, the note has been fully repaid by cash.

Convertible note 6: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of June 30, 2021, the note is in default.

Convertible note 7: On December 3, 2018, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of June 30, 2021, the note is in default.

Convertible note 8: On September 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $165,000 (includes $16,250 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 55% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 9: On October 28, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $225,500 (includes $23,000 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 10: On October 28, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $225,500 (includes $23,000 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 11: On November 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,150 (includes $11,150 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 12: On November 29, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,150 (includes $11,150 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 13: On December 10, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,700 (includes $11,700 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 14: On December 10, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $106,700 (includes $11,700 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 15: On December 27, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $112,200 (includes $12,200 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 16: On October 31, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $139,301. The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is $0.008 per share. As of June 30, 2021, the note was in default.

Convertible note 17: On November 1, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is $0.008 per share. As of June 30, 2021, the note was in default.

Convertible note 18: On January 3, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $112,200 (includes $12,200 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 19: On January 14, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $150,000 (includes $3,000 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully repaid by cash.

Convertible note 20: On January 22, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $128,000 (includes $3,000 OID). The note is due 360 days after issuance and bears interest at a rate of 10%. The conversion price for the note is 35% discount to average of two lowest closing prices for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully repaid by cash.

Convertible note 21: On February 4, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $110,000 (includes $10,000 OID). The note is due 360 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.001 per share. As of June 30, 2021, the note has been fully repaid by cash.

Convertible note 22: On February 18, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000 (includes $10,000 OID). The note is due 360 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.001 per share. As of June 30, 2021, the note has been fully converted.

Convertible note 23: On March 5, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $125,000 (includes $3,000 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 24: On April 24, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $75,000 (includes $2,000 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 38% discount to average of three lowest closing prices for the 10 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 25: On June 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $36,300 (includes $3,300 OID and $3,000 legal expense). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 26: On June 18, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $36,300 (includes $3,300 OID and $3,000 legal expense). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest closing bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible notes issued prior to the year ended June 30, 2021 were as follows:

Convertible note 27: On July 6, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $77,000 (includes $2,000 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 38% discount to average of three lowest trading prices for the 10 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 28: On July 7, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $153,000 (includes $3,000 OID). The note is due 360 days after issuance and bears interest at a rate of 10%. The conversion price for the note is 35% discount to average of two lowest trading prices for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully repaid by cash.

Convertible note 29: On July 16, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $260,700 (includes $23,700 OID and $12,000 legal expense). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 30: On July 21, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $200,200 (includes $18,200 OID and $7,000 legal expense). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2021, the note has been fully converted.

Convertible note 31: On September 8, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $110,000 (includes $10,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of June 30, 2021, the note was in default.

Convertible note 32: On September 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $227,700 (includes $20,700 OID and $7,000 legal expense). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2021, the note holder converted $117,700 of the principal amount plus $7,352 accrued interest expense into 90,167,551 shares of the Company’s common stock. As of June 30, 2021, the remaining balance of the note was $110,000.

Convertible note 33: On September 24, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $212,300 (includes $19,300 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

Convertible note 34: On October 8, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $231,000 (includes $21,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

Convertible note 35: On October 13, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $25,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent.

Convertible note 36: On November 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $58,300 (includes $5,300 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 37: On February 8, 2021, the Company entered a convertible promissory note with an accredited investor for a total amount of $69,300 (includes $6,300 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

On June 14, 2021, the Company issued a convertible promissory note with an accredited investor for a total amount of $300,000. The note is due in three years and bear an interest rate of 1%. The conversion price for the note is lesser of $0.0036 and 85% of the lesser of (i) 5 days VWAP on the trading day preceding the conversion date, and (ii) the VWAP on the conversion date.

In connection with the convertible debt, debt discount balance as of June 30, 2021 and June 30, 2020 were $391,086 and $880,879, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

As of the year ended June 30, 2021, debt discount of the convertible notes consisted of following:

		Debt Discount			Debt Discount
Start Date	End Date	As of 6/30/2020	Addition	Amortization	As of 6/30/2021
9/27/2019	9/25/2019	$35,553	$-	$(35,553)	$-
9/27/2019	9/25/2019	3,884	-	(3,884)	-
10/28/2019	10/27/2020	65,069	-	(65,069)	-
10/28/2019	10/27/2020	7,499	-	(7,499)	-
10/28/2019	10/27/2020	65,069	-	(65,069)	-
10/28/2019	10/27/2020	7,499	-	(7,499)	-
11/29/2020	11/30/2020	39,605	-	(39,605)	-
11/29/2020	11/30/2020	4,648	-	(4,648)	-
11/29/2020	11/30/2020	39,605	-	(39,605)	-
11/29/2020	11/30/2020	4,648	-	(4,648)	-
12/10/2019	12/10/2020	42,309	-	(42,309)	-
12/10/2019	12/10/2020	5,211	-	(5,211)	-
12/10/2019	12/10/2020	42,309	-	(42,309)	-
12/10/2019	12/10/2020	5,211	-	(5,211)	-
12/27/2019	12/27/2020	49,180	-	(49,180)	-
12/27/2019	12/27/2020	6,000	-	(6,000)	-
1/3/2020	12/27/2020	50,139	-	(50,139)	-
1/3/2020	12/27/2020	6,117	-	(6,117)	-
1/14/2020	1/14/2021	79,525	-	(79,525)	-
1/14/2020	1/14/2021	1,623	-	(1,623)	-
1/22/2020	1/22/2021	53,327	-	(53,327)	-
1/22/2020	1/22/2021	1,689	-	(1,689)	-
2/4/2020	8/4/2020	21,154	-	(21,154)	-
2/18/2020	8/18/2020	26,923	-	(26,923)	-
3/5/2020	3/5/2021	82,893	-	(82,893)	-
3/5/2020	3/5/2021	2,038	-	(2,038)	-
4/24/2020	4/24/2021	59,600	-	(59,600)	-
4/24/2020	4/24/2021	1,633	-	(1,633)	-

6/10/2020	6/10/2021	28,356	-	(28,356)	-
6/10/2020	6/10/2021	6,776	-	(6,776)	-
6/18/2020	6/18/2021	29,014	-	(29,014)	-
6/18/2020	6/18/2021	6,775	-	(6,775)	-
7/6/2020	7/6/2021	-	75,000	(75,000)	-
7/6/2020	7/6/2021	-	2,000	(2,000)	-
7/7/2020	7/7/2021	-	150,000	(150,000)	-
7/7/2020	7/7/2021	-	3,000	(3,000)	-
7/16/2020	7/16/2021	-	225,000	(225,000)	-
7/16/2020	7/16/2021	-	35,700	(35,700)	-
7/21/2020	7/21/2021	-	175,000	(175,000)	-
7/21/2020	7/21/2021	-	25,200	(25,200)	-
9/10/2020	9/10/2021	-	200,000	(160,548)	39,452
9/10/2020	9/10/2021	-	27,700	(22,388)	5,312
11/10/2020	11/11/2021	-	50,000	(31,694)	18,306
11/10/2020	11/11/2021	-	8,300	(5,276)	3,024
9/8/2020	3/10/2021	-	93,077	(93,077)	-
9/8/2020	3/10/2021	-	10,000	(10,000)	-
9/13/2020	3/25/2021	-	189,093	(189,093)	-
9/13/2020	3/25/2021	-	19,300	(19,300)	-
10/8/2020	4/9/2021	-	210,000	(210,000)	-
10/8/2020	4/9/2021	-	21,000	(21,000)	-
10/13/2020	4/13/2021	-	250,000	(250,000)	-
10/13/2020	4/13/2021	-	25,000	(25,000)	-
2/8/2021	2/9/2022	-	59,985	(23,273)	36,712
2/8/2021	2/9/2022	-	9,315	(3,614)	5,701
6/14/2021	6/14/2024	-	286,765	(4,186)	282,578
	Total:	$880,879	$2,150,435	$(2,640,228)	$391,086

25. Derivative Liabilities

The derivative liability is derived from the conversion features in note 22 and stock warrant in note 24. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of June 30, 2021 and 2020, the derivative liability was $2,217,361 and $5,597,095, respectively. The Company recorded $1,087,485 gain and $1,442,295 loss from changes in derivative liability during the year ended June 30, 2021 and 2020, respectively. The Binomial model with the following assumption inputs:

June 30, 2020
Annual Dividend Yield	—
Expected Life (Years)	0.50-1.00
Risk-Free Interest Rate	0.16-2.10%
Expected Volatility	113-175%

June 30, 2021
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	0.01-0.46%
Expected Volatility	89-236%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2020	$5,597,095
Additions	$2,663,892
Mark to Market	$(230,573)
Cancellation of Derivative Liabilities Due to Cash Repayment	$(856,910)
Reclassification to APIC Due to Conversions	$(4,956,143)
Ending Balance, June 30, 2021	2,217,361

26. Stock Warrants

On September 7, 2018, the Company entered a settlement agreement with several investors to settle all disputes by issues additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of June 30, 2021 and June 30, 2020, the fair value of the warrant liability was $1,042 and $1,910, respectively.

On February 4, 2020, the Company entered a warrant agreement with an accredited investor up to 10,000,000 shares of common stock of the Company at exercise price of $0.008 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $80,000. As of June 30, 2021 and 2020, the fair value of the warrant liability was $20,000 and $78,000, respectively.

As of June 30, 2021 and June 30, 2020, the total fair value of the warrant liability was $21,042 and $79,910, respectively.

The Binomial model with the following assumption inputs:

Warrants liability:	June 30, 2020
Annual dividend yield	—
Expected life (years)	3.0-5.0
Risk-free interest rate	0.18-1.69%
Expected volatility	137-318%

Warrants liability:	June 30, 2021
Annual dividend yield	—
Expected life (years)	2.0-4.0
Risk-free interest rate	0.18-0.46%
Expected volatility	132-166%

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2019	1,083,880	$0.034	5
Expired	(505,000)	0.15
Granted	1,000,000	0.008	5
Outstanding at June 30, 2020	1,578,880	$0.021	4
Expired	-
Granted	-
Outstanding at June 30, 2021	1,578,880	$0.026	3

27. Note Payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of June 30, 2021 and 2020, the loan principal balance was $25,982 and $25,982, respectively.

Notes payable due to non-related parties

On June 15, 2018, the Company entered into a promissory note with one of the accredited investors. The original principal amount was $20,000 and the note bears 8% interest per annum. The note was payable upon demand. As of June 30, 2021 and 2020, this note had a balance of $33,047 and $20,000, respectively.

Notes payable due to related parties

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bears no interest. The note was payable upon demand. As of June 30, 2021 and 2020, this note had a balance of $15,427 and $15,427, respectively.

28. Related Party Transactions

On January 23, 2013, SWC received a loan from an employee for $40,000. The amount of loan bears no interest. As of June 30, 2021 and 2020, the balance of loans payable is $15,427 and $15,427, respectively.

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bears no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2021 and 2020, the balance of the loans payable were $49,447 and $30,000, respectively.

On November 21, 2016, SWC received a loan from an employee. The amount of the loan bears no interest and due in September 30, 2017. As of June 30, 2021. the note was in default. As of June 30, 2021 and 2020, the balance of the loans payable were $83,275 and $5,943, respectively.

On September 1, 2017, the Company had related party transaction with LMK Capital LLC, a related party company owned by Jimmy Chan, the Company’s CEO. The amount of the loan payable/receivable bears no interest and due on demand. As of June 30, 2021 and 2020, the balance of the loan payable to LMK were $26,452 and $0, respectively, and the balance of loan receivable were $0 and $122,535, respectively.

On May 25, 2021, Lemon Glow received a loan from an officer. The amount of the loan bears no interest and due on demand. As of June 30, 2021 and 2020, the balance of the loans were $3,000 and $0, respectively.

As of June 30, 2021 and 2020, the Company had outstanding balance of $179,258 and $78,000 owed to various related parties, respectively. See note 27 and 29 for the details.

29. Loans Payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of June 30, 2021 and 2020, the note was in default and the outstanding balance under this note was $49,541 and $96,401, respectively.

During the year ended June 30, 2019, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of June 30, 2021 and 2020, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On January 6, 2015, the Company entered into repayment agreement with its former employee for a loan of $9,500 at no interest. As of June 30, 2021 and 2020, the Company has an outstanding balance of $0 and $3,584, respectively.

On July 1, 2012, Carryout Supplies entered an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of June 30, 2021 and 2020, the outstanding balance under this loan were $16,805 and $24,524, respectively.

On March 18, 2020, the Company entered into a loan agreement for $150,000 with Celtic Bank with maturity date on March 18, 2020. As of June 30, 2021 and 2020, the outstanding balance under this loan were $0 and $117,635, respectively.

On June 26, 2020, the Company entered into a government loan agreement for $8,000 with maturity date on December 26, 2020. As of June 30, 2021 and 2020, the outstanding balance under this loan were $0 and $8,000, respectively.

On April 27, 2020, we entered into a loan borrowed $110,000 from Bank of America (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at 1.00% per annum, and may be repaid at any time without penalty. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note. As of June 30, 2021, the loan has been fully forgiven by the government and the remaining balance was zero as of June 30, 2021.

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

On January 25, 2021, we entered into a loan borrowed $96,595 from Bank of America (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at 1.00% per annum and may be repaid at any time without penalty. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

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

On February 15, 2021, the Company entered a promissory note with Manuel Rivera for borrowing $100,000 with maturity date on September 15, 2021; the note bears a monthly interest of $3,500 for 7 months. The Company shall pay the investor a fee of $70,000 within 45 days of its first harvest. As of June 30, 2021 and June 30, 2020, the outstanding loan balance under this note was $100,000 and $0, respectively.

On March 24, 2021, the Company entered into auto loan agreement with John Deere Financial for an auto loan of $69,457 for 60 months at annual percentage rate of 2.85%. As of June 30, 2021 and June 30, 2020, the Company has an outstanding balance of $65,726 and $0, respectively.

As of June 30, 2021 and 2020, the Company had an outstanding loan balance of $701,193 and $517,260, respectively.

29. Loans Payable – Related Parties

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bears no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2021 and 2020, the balance of the loan were $49,447 and $30,000, respectively.

On November 21, 2016, SWC received a loan from a former independent consultant. The amount of the loan bears no interest and due in September 30, 2017. As of June 30, 2021. the note was in default. As of June 30, 2021 and 2020, the balance of the loans were $83,275 and $5,943, respectively.

On May 25, 2021, Lemon Glow received a loan from an officer. The amount of the loan bears no interest and due on demand. As of June 30, 2021 and 2020, the balance of the loans was $3,000 and $0, respectively.

On September 1, 2017, the Company had related party transaction with LMK Capital LLC, a related party company owned by Jimmy Chan, the Company’s CEO. The amount of the loan payable/receivable bears no interest and due on demand. As of June 30, 2021 and 2020, the balance of the loan payable to LMK were $26,452 and $0, respectively, and the balance of loan receivable were $0 and $122,535, respectively.

As of June 30, 2021 and 2020, the Company had an outstanding related party loan balance of $163,831 and $35,943, respectively.

30. Shares to Be Issued

As of June 30, 2021 and 2020, the Company had entered into one consulting service agreement and one employment agreement, which had potential shares to be issued in total amount of $138,077 and $101,577, respectively.

31. Equity Transactions

The Company is authorized to issue 10,000,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock.

As of June 30, 2020, the Company had 1,763,277,230 shares of its common stock issued and outstanding and 3,541,500 shares of its preferred stock issued and outstanding.

During the year ended June 30, 2021, the Company issued 2,620,000,001 shares of common stock for cash in total amount of $4,171,000.

During the year ended June 30, 2021, the Company issued 2,451,338,059 shares of common stock to convert the convertible notes with accrued interest in total amount of $2,560,369.

During the periods from December 14, 2014 through March 31, 2015, the Company issued 2,000,000 shares of Series A preferred stock from an EB5 Program Investment. Five years from the date of issue (the “Conversion Date”), assuming Investor is approved for l-526, and each Preferred Share will automatically convert into that number of Common Shares having a “fair market value” of the Initial Investment plus a five (5) percent annualized return on Initial Investment, Fair market value will be determined by averaging the closing sale price of a Common Share for the 40 trading days immediately preceding the date of conversion on the U.S. stock exchange on which Common Shares are publicly traded. Should the Investor be unsuccessful in liquidating the Common Shares within 90 days after the Conversion Date, the Company shall buy back total Common Shares owned by Investor at a fixed amount of $500,000.00 plus 5% ROI per annum.

During the year ended June 30, 2021, those shares were automatically converted into 360,647,019 of common shares with a fair market value of $2,000,000 of initial investment plus a five percent annualized return on initial investment (“ROI”), or total ROI of $500,000.

During the year ended June 30, 2021, the Company issued 187,673,367 shares of common stock for service compensation in total fair value of $455,894.

During the year ended June 30, 2021, the Company issued 19,600,000 shares of common stock for shares subscribed in prior year in total fair value of $196,000.

On May 11, 2021, the Company and Jimmy Chan, the Chief Executive Officer, Chief Financial Officer, and a Director of the Company, entered into the Stock Redemption Agreement, dated as of May 11, 2021, with the Company. Pursuant to the terms of the Stock Redemption Agreement, Mr. Chan agreed to sell, and the Company agreed to purchase, 1,000,000 shares of the Company’s Series B Stock held by Mr. Chan in exchange for $1.00 in cash consideration. The Stock Purchase closed on May 11, 2021, and after the close of the Stock Purchase, the 1,000,000 shares of the Series B Stock previously held by Mr. Chan were returned to the status of authorized but unissued shares of Series B Stock of the Company.

As of June 30, 2021, the Company had 7,402,535,677 shares of its common stock issued and outstanding.

As of June 30, 2021, the Company had 541,500 shares of its Series B preferred stock issued and outstanding.

32. Commitments and Contingencies

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

On February 1, 2021, the Company entered into lease agreement with Magnolia Extracts, LLC dba Nug Ave-Lynwood, a California limited liability company for a certain regulatory permit issued by the City of Lynwood authorizing commercial retailer non-storefront operations at 11118 Wright Road, Lynwood, CA 90262. The lease is set to commence Commencing February 1, 2021. The lease payment shall equal $10,000 per month and the lease term is on month by month basis. Parties have agreed that the first month’s rent payment shall equal $7,000 and the Company shall pay to owner a refundable security deposit of $20,000 within 10 days of the effective day.

For The Year Ended
June 30, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$308,925

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended June 30, 2021	$220,328
Remaining lease term – operating leases (in years)	2.75
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:
Operating leases
Short-term Right-of-use assets	$243,406
Long-term Right-of-use assets	$486,253
Total operating lease assets	$729,659

Short-term operating lease liabilities	$239,521
Long-term operating lease liabilities	$524,149
Total operating lease liabilities	$763,670

Maturities of the Company’s lease liabilities are as follows:

Period ending June 30,	Operating
Lease
2022	305,040
2023	273,425
2024	172,465
2025	147,446
Total lease payments	898,376

Less: Imputed interest/present value discount	(134,706)
Present value of lease liabilities	$763,669

33. Income Tax

The deferred tax asset as of June 30, 2021 and 2020 consisted of the following:

	2021	2020
Net Operating Loss Carryforwards	$13,021,807	$12,028,883
Less Valuation Allowance	(13,021,807)	(12,028,883)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of June 30, 2021, the Company has net operating loss carryforward of $74,348,595 which is available to offset future taxable income that expires by year 2037.

TCJA modified net operating loss (NOL) rules. For most taxpayers, NOLs arising in tax years ending after 2017 can only be carried forward. Exceptions apply to certain farming losses and NOLs of insurance companies other than a life insurance company.

For losses arising in taxable years beginning after December  31, 2017, the new law limits the NOL deduction to 80% of taxable income.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2021 and 2020 is as follows:

	2021	2020
US federal statutory income tax rate	(21)%	(21)%
State tax – net of benefit	(7)%	(7)%
Non-deductible expenses, net of federal benefit	7%	7%
Increase in valuation allowance	21%	21%
Income tax expense	—	—

34. Subsequent Events

Convertible note conversions

Subsequent to October 11, 2021, there were multiple accredited investors converted approx. $451,600 of the convertible notes with accrued interest into 614,728,579 shares of the Company’s common stocks.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that as of June 30, 2021 our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

During the fiscal year ended June 30, 2021, there were no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of October 11, 2021, the following individuals are the Company’s current officers and directors. Certain information about them, is set forth below:

Name	Age	Position
Jimmy Chan	42	CEO & Chairman
Christopher H. Dieterich	73	Independent Director

Biographies

Jimmy Chan, has served as the Company’s Chief Executive Officer and Chairman since 2008. In addition, he has been, since 2008, the Chief Executive officer of CarryOutSupplies.com. From 2005 to 2007, he served as the Vice-President, for Emergence Capital, operating out of Garden Grove, California, and providing mortgage services to the general public. From 2003 to 2005, he was the Vice-President in charge of operations for Azusa Mobile, a T-Mobile authorized dealer, and prior to that he was the president of Cyber Gift, importing toys for distribution as a wholesaler. He is not an officer nor director of any other public companies.

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

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in the past two fiscal years for each of our named executive officers

2021 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus (Preferred Shares)		Stock Awards (Common Stock)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jimmy Chan, Chief Executive Officer	2021	$150,000	*	1	**	50,000,000	***	0	0	0	0	$280,000

* Starting July 1, 2021, Mr. Chan receives an annual salary of $250,000 with 50,000,000 commons shares at the end of Calendar year 2021. Upon closing of each acquisition, Mr. Chan will get 10% of the purchase price as special bonus.

**The 1 share of Series C preferred stock owned by Mr. Chan has no conversion rights nor no value.

***As of the filing date, the 5,000,000 common shares for 2019 and 50,000,000 common shares for 2020 have not been issued to Mr. Chan.

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

Starting July 1, 2021, Mr. Chan receives an annual salary of $250,000 with 50,000,000 commons shares at the end of Calendar year 2020. In addition, upon closing of each acquisition, Mr. Chan will receive 10% of the purchase price as a special bonus. As of October 08, 2021, 5,000,000 common shares for 2019 and 50,000,000 common shares for 2020 have not been issued to Mr. Chan. In the future, the Company expects to develop and adopt a compensation plan for all directors, officers and employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of October 13, 2021, below is information with respect to the securities holdings of (i) our named executive officers, (ii) our directors, (iii) our executive officers and directors as a group, and (iv) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the shares of Common Stock.

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. The following table is based on the number of shares outstanding totaling 8,680,267,684 as of October 11, 2021.

Shareholder Name	Title and Position	Series B Preferred Stock		Series B (as converted to common stock)	Series C Preferred Stock		Common Stock	Total Ownership	Percentage of Class Beneficially Owned	Proxy (Voted)
Jimmy Chan	CEO, Chairman	500,000	*	500,000,000	1	**	19,063,502	2,519,063,502	46.75%	46.75%
LMK Capital LLC	Shareholder						11,266,667	11,266,667	0.20%	0.20%
Total Issued and Outstanding								2,530,330,169	46.95%	46.95%

Jimmy Chan is the majority owner of LMK Capital LLC as management consultant and is therefore a beneficial owner of shares owned by LMK Capital LLC. Amy Thai and LMK Capital LLC’s holdings are 14,478,066 and 11,266,667 respectively.

*Out of 2,500,000 Series B Preferred Stock owned since April 21, 2020. During the year ended June 30, 2021, Mr. Jimmy Chan cancelled his 2,000,000 shares of Series B preferred stock rights (a) to the conversion rights granted to him in the Series B convertible preferred stock and (b) the rights to proceeds in the event of any liquidation, dissolution or winding up as may be provided in the certificate of incorporation pertaining to said series B preferred stock, if any.

** The 1 share of Series C preferred stock owned by Mr. Chan has no conversion rights nor no value. The share of Series C preferred stock shall have a number of votes at any time equal to (i) the number of votes then held or entitled to be made by all other equity securities of the Company, including, without limitation, the common stock, par value $0.001 per share, of the Company, debt securities of the Company or pursuant to any other agreement, contract or understanding of the Company, plus (ii) one (1). The Series C preferred stock shall vote on any matter submitted to the holders of the common stock, or any class thereof, for a vote, and shall vote together with the common stock, or any class thereof, as applicable, on such matter for as long as the share of Series C preferred stock is issued and outstanding.

As a result, as of June 30, 2021, Mr. Chan beneficially owned 46.75% of the Company’s voting rights.

Changes in Control

As of the date of this filing, we are not aware of any arrangement that may result in a change in control of our company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2021.

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

From time to time, SWC Group receives short-term loans from LMK Capital, LLC (“LMK’’) for its working capital needs. As of June 30, 2021 and 2020, the Company’s outstanding balance to LMK is $26,452 and $0, respectively.

On January 23, 2013, the Company entered into a promissory note with its former employee who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bore no interest. The note was payable upon demand. As of June 30, 2021 and 2020, this note had a balance of $15,427 and $15,427, respectively.

As of June 30, 2021 and 2020, the Company had an outstanding balance of notes payable due to related parties of $15,427 and $15,427, respectively.

Item 14. Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by L&L CPAS, PA, our independent registered public accounting firm, for the fiscal years ended June 30, 2021 and 2020, were as follows:

	Year Ended June 30,
	2021	2020
Audit fees (1)	$69,000	$54,000
Audit-Related fees (2)	$—	12,500
Tax fees	—	—
Other fees	—	—
Total fees	$69,000	$66,500

(1)	Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended June 30, 2021 and 2020; and (ii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.
(2)	Includes fees for review of our registration statements and offering statements filed with the SEC.

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

(3) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 12, 2021 by and among Sugarmade, Inc., Carnaby Spot Bay Corp, Lemon Glow Company, and Ryan Santiago (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2021).

2.2	Certificate of Merger filed with the State of California on May 14, 2021 (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2021).

3.1	Certificate of Incorporation dated June 20, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10 filed with the SEC on March 14, 2008)

3.2	Amendment to Certificate of Incorporation dated January 14, 2008 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10 filed with the SEC on March 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation, dated October 12, 2018 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2018)

3.4	Certificate of Correction of Designations, Powers, Preferences And Other Rights Of The Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1.6 to the registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2018)

3.5	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10 filed with the SEC on March 14, 2008)

3.6	Certificate of Withdrawal of Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on January 15, 2021 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021).

3.7	Certificate of Amendment to Certificate of Designation of Series B Senior Preferred Stock, Setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock filed with the Delaware Secretary of State on January 15, 2021 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021).

3.8	Certificate of Designations of Preferences and Rights of Series C Preferred Stock filed with the Delaware Secretary of State on January 15, 2021 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021).

10.1	Non-Exclusive Intellectual Property Licensing entered into as of August 26, 2021 by and between Sugarmade, Inc. and SugarRush 5058, LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2021.

10.2	Operating Agreement of SugarRush 5058, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2021).

10.3	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential), dated June 11, 2021, with Paredes Diana K Tr / Shalom Trust (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.4	Common Share Purchase Agreement dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2021).

10.5	Stock Redemption Agreement dated May 11, 2021 between the Company and Jimmy Chan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2021).

10.6	Promissory Note dated May 14, 2021 issued between the Company (as borrower) and Ryan Santiago (as holder) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2021).

10.7	Promissory Note dated May 14, 2021 issued between the Company (as borrower) and SMBS Capital Inc. (as holder) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2021).

10.8	Promissory Note dated May 14, 2021 issued between the Company (as borrower) and Sam Luu (as holder) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2021).

10.9	Promissory Note dated May 14, 2021 issued between the Company (as borrower) and Manuel Rivera (as holder) (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2021).

10.10	Memorandum of Understanding (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

21.1*	List of Subsidiaries.

24.1*	Power of Attorney (set forth on signature page hereto)

23.1*	Consent of L & L CPAs, PA

31.1*	Certification of Chief Executive Officer and principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2021

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

Signature	Title	Date

/s/ Jimmy Chan	Chief Executive Officer and Chairman of the Board (principal	October 13, 2021
Jimmy Chan	executive officer, principal financial officer and principal accounting officer)

/s/ Christopher H. Dietrich	Director	October 13, 2021
Christopher H. Dietrich

-77-