Form 10-Q
period 2021-09-30
Sugarmade, Inc.
filed 2021-11-22
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

At November 9, 2021, there were 9,050,267,683 shares of common stock issued and outstanding.

SUGARMADE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

PART 1: Financial Information

Item 1 Financial Statements

Sugarmade, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	For the Period Ended
	September 30, 2021	June 30, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$239,500	$1,396,944
Accounts receivable, net	656,809	435,598
Inventory, net	609,457	441,582
Trading securities, at market value	809,804	1,451,922
Other current assets	218,417	182,457
Right of use asset, current	249,464	243,406
Total current assets	2,783,452	4,151,909
Noncurrent assets:
Property, plant and equipment, net	3,537,202	2,749,340
Intangible asset, net	10,648,861	10,650,394
Goodwill	757,648	757,648
Loan receivables, noncurrent	196,000	196,000
Right of use asset, noncurrent	421,557	486,253
Equity method investments in affiliates	396,930	441,407
Total noncurrent assets	15,958,198	15,281,042
Total assets	$18,741,650	$19,432,951

Liabilities and stockholders’ equity
Current liabilities:
Note payable due to bank	$25,982	$25,982
Accounts payable and accrued liabilities	2,185,429	2,058,839
Customer deposits	861,906	751,919
Customer overpayment	61,964	59,953
Unearned revenue	20,265	-
Other payables	697,813	750,485
Accrued interest	571,570	509,997
Accrued compensation and personnel related payables	-	15,471
Notes payable - Current	32,041	33,047
Notes payable - Related Parties, Current	-	15,427
Lease liability - Current	246,682	239,521
Loans payable - Current	926,800	392,605
Loan payable - Related Parties, Current	46,871	163,831
Convertible notes payable, Net, Current	1,182,601	1,421,694
Derivative liabilities, net	1,315,913	2,217,361
Warrants liabilities	12,753	21,042
Shares to be issued	239,577	138,077
Total current liabilities	8,428,166	8,815,251
Non-current liabilities:
Loans payable, noncurrent	557,362	308,588
Note payable, noncurrent	4,928,894	4,997,323
Convertible notes payable, net, noncurrent	41,494	17,422
Lease liability	456,755	524,149
Total non-current liabilities	5,984,505	5,847,482
Total liabilities	14,412,671	14,662,733

Stockholders’ equity:
Series A Preferred stock, $0.001 par value, 7,000,000 shares authorized, 0 and 0 shares issued outstanding at September 30, 2021 and June 30, 2021	-	-
Series B Preferred stock, $0.001 par value, 2,999,999 shares authorized, 2,541,500 and 541,500 shares issued outstanding at September 30, 2021 and June 30, 2021	2,542	542
Series C Preferred stock, $0.001 par value, 1 share authorized, 1 and 1 shares issued outstanding at September 30, 2021 and June 30, 2021	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 8,438,707,554 and 7,402,535,677 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	8,438,707	7,402,536
Additional paid-in capital	72,214,564	64,841,654
Share to be issued, preferred stock	-	5,600,000
Subscription receivable	-	(500,000)
Share to be issued, preferred stock	40,008	1,889,608
Accumulated deficit	(75,959,833)	(74,364,466)
Total stockholders’ equity	4,735,987	4,869,874
Non-Controlling Interest	(407,007)	(99,656)
Total stockholders’ equity	4,328,979	4,770,218
Total liabilities and stockholders’ equity	$18,741,650	$19,432,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30, 2021	September 30, 2020
Revenues, net	$1,168,781	$2,146,326
Cost of goods sold	386,939	1,028,815
Gross profit	781,842	1,117,512

Selling, general and administrative expenses	613,139	602,805
Advertising and promotion expense	513,467	277,806
Marketing and research expense	35,413	222,348
Professional expense	310,500	503,430
Salaries and wages	460,424	362,524
Stock compensation expense	101,500	18,750
Total operating expenses	2,034,443	1,987,663

Loss from operations	(1,252,601)	(870,151)

Non-operating income (expense):
Other (expense) income	(4,994)	(51,299)
Interest expense	(157,911)	(466,774)
Bad debts	-	(3,517)
Change in fair value of derivative liabilities	325,234	3,495,147
Warrant expense	8,289	66,126
Loss on settlement	-	(75,000)
Gain on asset disposal	(28)	-
Amortization of debt discount	(132,579)	(814,545)
Amortization of intangible assets	(1,533)	-
Unrealized gain (loss) on securities	(642,117)	-
Total non-operating expenses, net	(605,640)	2,150,128
Equity Method Investment Loss	(44,477)	-
Net loss	$(1,902,718)	$1,279,977

Less: net loss attributable to the noncontrolling interest	$(307,351)	$1,165
Net loss attributable to SugarMade Inc.	$(1,595,367)	$1,278,812

Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding *	4,740,034,036	2,422,975,968

* Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred Stock - Series B		Preferred Stock - Series C		Common stock		Additional paid-in	Shares to be issued, common	Subscription Receivable -	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shares	CS	Subscribed	deficit	Interest	Equity

Balance at June 30, 2021	541,500	$542	1	$-	7,402,535,677	$7,402,536	$64,841,655	5,600,000	$(500,000)	$1,889,608	$(74,364,466)	$(99,656)	$4,770,218
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	576,214	-	-	-	-	-	576,214
Shares issued for conversions	-	-	-	-	375,600,448	375,600	9,665	-	-	-	-	-	385,266
Shares issued for acquisition	2,000,000	2,000	-	-	660,571,429	660,571	6,787,029	(5,600,000)	-	(1,849,600)	-	-	-
Shares issued for subscription receivable - common stock	-	-	-	-	-	-	-	-	500,000	-	-	-	500,000
Net loss	-	-	-	-	-	-	-	-	-	-	(1,595,367)	(307,351)	(1,902,718)
Balance at September 30, 2021	2,541,500	$2,542	1	$-	8,438,707,554	$8,438,707	$72,214,564	$-	$-	$40,008	$(75,959,833)	$(407,007)	$4,328,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

	Preferred Stock - Series B		Preferred Stock - Series C		Common stock		Additional paid-in	Shares to be issued, common	Subscription Receivable -	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shares	CS	Subscribed	deficit	Interest	Equity

Balance at June 30, 2020	3,541,500	$3,542	-	$-	1,763,277,230	$1,763,278	$57,307,767	-	$236,008	$-	$(68,438,331)	$(11,136)	$(9,138,871)
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	1,805,188	-	-	-	-	-	1,805,188
Shares issued for conversions	-	-	-	-	1,081,411,606	1,081,412	192,048	-	-	-	-	-	1,273,459
Repayment of capital to noncontrolling minority	-	-	-	-	-	-	-	-	-	-	-	(24,000)	(24,000)
Net loss	-	-	-	-	-	-	-	-	-	-	1,278,812	1,165	1,279,977
Balance at September 30, 2020	3,541,500	$3,542	-	$-	2,844,688,836	$2,844,690	$59,305,003	$-	$236,008	$-	$(67,159,519)	$(33,971)	$(4,804,249)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows For

The Three Months Ended September 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,595,367)	$1,278,812
Non-controlling interest	(307,351)	1,165
Adjustments to reconcile net loss to cash flows from operating activities:
Excess derivative expense	-	278,488
Amortization of debt discount	132,579	814,545
Stock-based compensation	101,500	18,750
Change in fair value of derivative liability	(325,234)	(3,495,147)
Change in exercise of warrant	(8,289)	(66,215)
Depreciation	42,138	41,617
Amortization of intangible assets	1,533	350
Bad debt	-	3,517
Impairment loss	44,477	-
Unrealized loss on securities	642,117	-

Changes in assets and liabilities:
Accounts receivable	(221,211)	(25,425)
Inventory	(167,875)	73,381
Prepayment, deposits and other receivables	(35,960)	(605,319)
Other assets	-	-
Other payables	(68,143)	155,297
Accounts payable and accrued liabilities	126,590	(72,594)
Customer deposits	111,998	136,814
Unearned revenue	20,265	(5,712)
Right of use assets	58,638	65,104
Lease liability	(60,233)	(64,401)
Interest Payable	92,238	37,640

Net cash used in operating activities	(1,408,591)	(1,429,333)

Cash flows from investing activities:
Purchase of fixed assets	(830,000)	(38,594)

Net cash used in investing activities	(830,000)	(38,594)

Cash flows from financing activities:
Distributions of capital to noncontrolling minority	-	(24,000)
Loan receivable	-	(8,979)
Loan receivable - related parties	-	(2,239)
Proceeds (Repayment) from (to) note payable, net	(69,436)	-
Proceeds (Repayment) from (to) note payable – related parties, net	(15,427)	-
Proceeds from advanced shares issuance	500,000	-
Proceeds (Repayment) from (to) loans payable, net	782,969	110,939
Proceeds (Repayment) from (to) loans payable – related parties, net	(116,960)	619,394
Proceeds from convertible notes	-	1,240,900
Repayment of convertible notes	-	(228,000)

Net cash provided by financing activities	1,081,147	1,708,015

Net decrease in cash	(1,157,444)	240,089

Cash paid during the period for:
Cash, beginning of period	1,396,944	441,004
Cash, end of period	$239,500	$681,093

Cash paid interest	-	81,244

Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	576,215	1,805,188
Reduction in derivative liability due to conversion	385,266	1,273,460
Debt discount related to convertible debt	-	918,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

1.	Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) was originally incorporated on June 5, 1986 in California as Lab, Inc., and later that month, on June 24, 1986 changed its name to Software Professionals, Inc. On May 21, 1996, the Company changed its name to Enlighten Software Solutions, Inc. On June 20, 2007, Enlighten Software Solutions, Inc. was incorporated in Delaware for the purpose of merging with Enlighten Softwear Solutions, Inc. a California Corporation so as to affect a redomicile to Delaware. On January 24, 2008, the Company changed its name to Diversified Opportunities, Inc. On May 9, 2011 we closed on a Share Exchange Agreement with Sugarmade, Inc., a California corporation and on June 24, 2011 changed our name to Sugarmade, Inc.

On October 24, 2014 we acquired SWC Group, Inc., a California corporation doing business as, CarryOutSupplies.com (“Carry Out Supplies”). Today, our Company, Sugarmade, Inc. operates much of its business activities through our subsidiaries, SWC Group, Inc., a California corporation (“SWC’’), NUG Avenue, Inc., a California corporation (“NUG Avenue”), and Lemon Glow Company, Inc., a California corporation (“Lemon Glow”). Sugarmade, Inc. was founded in 2010.

Shares of our common stock are quoted on the OTC Pink Open Market tier of OTC Markets, which is a quotation system for early-stage and developing companies. Our trading symbol is “SGMD”. Our corporate website is www.sugarmade.com.

As of the date of this filing, we are involved in several business sectors and business ventures:

Paper and paper-based products: The supply of consumable products to the quick-service restaurant sub-sector of the restaurant industry, and as an importer and distributor of non-medical personal protection equipment to business and consumers, via our Carry Out Supplies subsidiary. Carry Out Supplies is a producer and wholesaler of custom printed and generic supplies, servicing more than 2,000 quick-service restaurants. The primary products are plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, edible packaging, food containers, soup containers, plastic spoons, and similar products for this market sector. This subsidiary, which was formed in 2009, was recently expanded to also offer non-medical personal protective equipment.

NUG Avenue, Inc. investment into licensed cannabis delivery in Los Angeles area markets. On February 8, 2021, we became a majority owner of NUG Avenue, Inc., a California corporation (“NUG Avenue”), which operates a licensed and regulated cannabis delivery service out of Lynwood, California, serving the greater Los Angeles Metropolitan area (the “Lynwood Operations”). The Company currently owns a majority stake of seventy percent (70%) of NUG Avenue’s Lynwood Operations and holds first rights of refusal on NUG Avenue’s business expansion relative to the cannabis marketplace. By way of our capital injection made into NUG Avenue and via our 70% ownership position, we consolidate and recognize 100% of the revenues and 70% of profits or loss generated by NUG Ave for its Lynwood Operations.

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

Cannabis products delivery service and sales: As a joint owner in the Budcars licensed cannabis delivery service brand (“Budcars” or the “Budcars Brand”). Budcars operates a licensed cannabis delivery service in the Sacramento, California area. In February 2020, the Company entered into an agreement with Indigo Dye Group Corp. (“Indigo”) to acquire a 40% stake in the Budcars Brand and in the Sacramento delivery operations. Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars. Upon exercise of this option, the Company would acquire a controlling interest in Indigo. As of September 30, 2021, the option has not yet been exercised and the Company’s stake in Budcars remained at 40%. The Company plans to open new locations via purchasing equity in other franchise brands to cover delivery for the entire state of California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2020, the Company made $59,370 additional payments, and held approximately 32% of the ownership of Indigo. As of September 30, 2021, the Company recorded equity method investment in affiliates at $396,930, net with $44,477 loss from equity method investment.

Selected cannabis and hemp projects: On May 12, 2021, Sugarmade entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) by and between Lemon Glow Corporation, a California corporation (“Lemon Glow”), Carnaby Spot Bay Corp, a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Ryan Santiago (the “Shareholder Representative”), pursuant to which, on May 25, 2021 and upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). As a result of the Merger, Lemon Glow became a wholly owned subsidiary of the Company. On October 28, 2021, the Company obtained a conditional Use Permit (UP) number from the Community Development Department of the County of Lake, California, which the Company believes is an important step towards the conditional Use Permit (UP) for commercial cannabis cultivation at its Property.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2021, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2021. The interim results for the period ended September 30, 2021 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of our Company, its wholly-owned subsidiaries, SWC Group, Inc., a California corporation (“SWC’’), Lemon Glow Company, Inc., a California corporation (“Lemon Glow”), and its majority owned subsidiary, NUG Avenue, Inc., a California corporation (“Nug Avenue”), as well as Indigo Dye Group Corp., a variable interest entity (“VIE”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

Property and equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Machinery and equipment	3-5 years
Furniture and equipment	7 years
Vehicles	5 years
Leasehold improvements	30 years
Building	31.5 years

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended September 30, 2021 and 2020.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

2.	Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, there was $0 and $43,800 impairment loss of its long-lived assets as of September 30, 2021 and June 30, 2021, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

2.	Summary of Significant Accounting Policies (continued)

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the three months ended September 30, 2021.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

The Company’s financial statements reflect that substantially all of its operations are conducted in three industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts for approx. 38% of the Company’s revenues as of September 30, 2021; (2) Cannabis products delivery service and sales, which accounts for approx. 62% of the Company’s total revenues as of September 30, 2021.

A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for September 30, 2021 and 2020 is as follows:

	Three months ended
	September 30, 2021	September 30, 2020
Segment operating income
Paper and paper-based products	$438,543	$574,970
Cannabis products delivery	730,237	1,571,356
Total operating income	$1,168,781	$2,146,326

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

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company have adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and three months ended September 30, 2021.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

3.	Concentration

Customers

For the three months ended September 30, 2021 and 2020, our Company earned net revenues of $1,168,781 and $2,146,326 respectively. The vast majority of these revenues for the period ending September 30, 2021 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending September 30, 2020 were also derived from a large number of customers.

Suppliers

For the period ended September 30, 2021, we purchased products for sale by the Company’s subsidiary from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory was purchased from two (2) suppliers. The two suppliers accounted for 25.5% and 16.20%, respectively, of the Company’s total inventory purchase for the period ended September 30, 2021.

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

Starting on October 1, 2020, the Company began to explore new locations via purchasing equity into other Brand/Franchises to cover delivery for the entire state of California. Therefore, the Company is not likely to proceed with the option to acquire the additional 30% interest in Indigo at this time. In addition, the Company is no longer involved in day-to-day operations and the Company will be pursuing cannabis delivery moving forward, independently from Indigo Dye Group. As of September 30, 2021, the Company continues to hold approximately 32% of the ownership of Indigo but ceased to have a controlling interest in the partnership and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $564,819 estimated fair value and changed to equity method of accounting. See footnote #5 Non-controlling interest and deconsolidation of VIE for details.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

Starting on October 1, 2020, the Company planned to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent from Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2020, the Company made $59,370 in additional payments, and holds approximately 32% of the ownership of Indigo. (See Note 6)

The net asset value of the Company’s variable interest in Indigo Dye Group was approximately $326,812 as of October 1, 2020, the date of deconsolidation. The value of the Company’s variable interest on the date of deconsolidation was based on management’s estimate of the fair value of Indigo at that time. The Company concluded that the market approach was the most appropriate method to determine the fair value of the entity on the date of deconsolidation, given that Indigo raised equity funding from third-party investors around the same period (i.e., level 2 inputs). The Company recognized a gain on deconsolidation of approximately $313,928 with no related tax impact, which is included in other income, net on the consolidated statement of operations. As the Company is not obligated to fund future losses of Indigo, the carrying amount is the Company’s maximum risk of loss and accounted as equity method investment in affiliates in our consolidated financial statements as of and for the period ended September 30, 2021. As of September 30, 2021 and June 30, 2021, the Company recorded equity method investment in affiliates at $396,930 and $441,407, net with $44,477 and $123,412 loss from equity method investment, respectively in each case.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

6.	Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of September 30, 2021, there were no legal claims pending or threatened against the Company that, in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two (2) notes of approximately $80,000. As of September 30, 2021, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

7.	Cash

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

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

8.	Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable, net of allowance, of $656,809 and $435,598 as of September 30, 2021 and June 30, 2021, respectively; and allowance for doubtful accounts of $581,039 and $259,761 as of September 30, 2021 and June 30, 2021, respectively.

9.	Loans Receivable

Loan receivables amounted $196,000 ($0 current and $196,000 noncurrent) and $196,000 ($0 current and $196,000 noncurrent) as of September 30, 2021 and June 30, 2021, respectively. Loan receivables are mainly advanced payments to the other companies.

10.	Inventory

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of September 30, 2021 and June 30, 2021, the balance for the inventory totaled $609,457 and $441,582, respectively. $0 was reserved for obsolescent inventory for the period ended September 30, 2021, and $0 were reserved for obsolescent inventory for the year ended June 30, 2021.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

11.	Other Current Assets

As of September 30, 2021 and June 30, 2021, other current assets consisted of the following:

	For the period ended
	September 30, 2021	June 30, 2021
Prepaid Deposit	$141,776	$113,988
Prepaid Inventory	49,433	—
Prepaid Expenses	19,673	35,590
Undeposited Funds	7,535	—
Other	—	32,879
Total:	$218,417	$182,457

12.	Intangible Asset

On April 1, 2017, the Company entered into a distribution and intellectual property assignment agreement with Wagner Bartosch, Inc. (“Wagner’’) for use of their Divider’™ used in frozen desserts and other related uses. In lieu of cash payment under the agreement, the Company was obliged to issue common shares of the Company valued at $75,000 for acquiring the use right of the distribution and intellectual property. The Company amortized this use right as intangible asset over ten years, and recorded $1,533 and $1,400 amortization expense for the period ended September 30, 2021 and June 30, 2021, respectively.

On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between Carnaby Spot Bay Corp, a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Lemon Glow Company, a California corporation (the “Lemon Glow”) and Ryan Santiago (the “Shareholder Representative”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). The Company valued the cannabis cultivation license from Lemon Glow at $10,648,861 with remaining economic life of 9 years as of June 30, 2021. The intangible assets have not started to amortize as of September 30, 2021.

13.	Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company’s estimates and assumptions are subject to change within the measurement period. There was $757,648 and $757,648 of goodwill recorded as of September 30, 2021 and June 30, 2021, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

14.	Property, Plant and Equipment, net

As of September 30, 2021 and June 30, 2021, property, plant and equipment consisted of the following:

Fixed Assets	September 30, 2021	June 30, 2021
Office and equipment	$820,149	$820,149
Motor vehicles	165,579	166,079
Land	2,554,767	1,922,376
Building	197,609	—
Leasehold Improvement	365,620	365,620
Total	4,103,725	3,274,224
Less: accumulated depreciation	(566,523)	(524,884)
Property, Plant and Equipment, net	$3,537,202	$2,749,340

For the periods ended September 30, 2021 and June 30, 2021, depreciation expenses amounted to $41,639 and $105,982, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the periods ended September 30, 2021 and June 30, 2021.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

15.	Equity Method Investments in Affiliates

Investment to Indigo Dye Inc.

For the fiscal year ended June 30, 2020, the Company accounted for its investment in Indigo Dye Group as a variable interest entity. The Company owned approximately 29% of Indigo’s outstanding equity and as of September 30, 2020, involved its day-to-day operations, which gave the Company the power to direct the activities of Indigo that most significantly impact its economic performance. Accordingly, the Company recognized the carrying value of the non-controlling interest as a component of total shareholders’ equity, and the consolidated financial statements included the financial position and results of operations of Indigo as of and for the periods ended June 30, 2021 and September 30, 2021.

During quarter ended December 31, 2020, the Company began plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent from Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $564,819 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of September 30, 2021, the Company did not receive any distributions nor dividends from Indigo Dye. In addition, the Company impaired $43,800 of the investment as of December 31, 2020 due to lack of providing financial information from Indigo Dye Inc. As of September 30, 2021, the Company still held approximately 32% of the ownership of Indigo Dye Group.

As of September 30, 2021, the Company recorded equity method investment in affiliates at $396,930, net with $44,477 loss from equity method investment.

16.	Unrealized Gain on Securities

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

For the years ended September 30, 2021 and June 30, 2021, unrealized gain on securities amounted at current market value of $809,804 and $1,451,922, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

17.	Unearned Revenues

Unearned revenue amounted to $20,265 and $0 as of September 30, 2021 and June 30, 2021, respectively. Unearned revenues are mainly due to contracts with extended payment terms, acceptance provisions and future delivery obligation.

18.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities amounted $2,185,429 and $2,058,839 as of September 30, 2021 and June 30, 2021, respectively. Accounts payables are mainly payables to vendors and accrued liabilities are mainly accrued interest of convertible notes payables and accrued contingent liabilities.

	September 30, 2021	June 30, 2021
Accounts payable	$1,569,139	$1,464,692
Accrued liabilities	354,213	310,528
Contingent liabilities	262,077	283,619
Total accounts payable and accrued liabilities:	$2,185,429	$2,058,839

19.	Other Payables

Other payables amounted $697,813 and $750,485 as of September 30, 2021 and June 30, 2021, respectively. Other payables are mainly credit card payables. As of September 30, 2021, the Company had 8 credit cards, one American Express is a charge card with no limit and zero interest. The remaining 7 cards had total credit limit of $85,000, and APR from 11.24% to 29.99%.

20.	Customer Deposits

Customer deposits amounted $861,906 and $751,919 as of September 30, 2021 and June 30, 2021, respectively. Customer deposits are mainly advanced payments from customers.

21.	Convertible Notes

As of September 30, 2021 and June 30, 2021, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,224,095 and $1,439,116, respectively.

Convertible notes issued prior to the year ended June 30, 2021 were as follows:

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2021, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2021, the note is in default.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2021, the note is in default.

Convertible note 4: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of September 30, 2021, the note is in default.

Convertible note 5: On December 3, 2018, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of September 30, 2021, the note is in default.

Convertible note 6: On October 31, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $139,301. The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is $0.008 per share. On October 1, 2020, the Company entered an amendment to settlement note to amend the conversion price at 60% of the lowest trading bid price in the 20 consecutive trading days immediately preceding to the conversion date.

Convertible note 7: On November 1, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is $0.008 per share. On October 1, 2020, the Company entered an amendment to settlement note to amend the conversion price at 60% of the lowest trading bid price in the 20 consecutive trading days immediately preceding to the conversion date.

Convertible note 8: On September 8, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $110,000 (includes $10,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of September 30, 2021, the note has been fully converted.

Convertible note 9: On September 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $227,700 (includes $20,700 OID and $7,000 legal expense). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2021, the note holder converted $117,700 of the principal amount plus $7,352 accrued interest expense into 90,167,551 shares of the Company’s common stock. As of September 30, 2021, the note has been fully converted.

Convertible note 10: On September 24, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $212,300 (includes $19,300 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of September 30, 2021, the note was in default.

Convertible note 11: On October 8, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $231,000 (includes $21,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of September 30, 2021, the note was in default.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

Convertible note 12: On October 13, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $25,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of September 30, 2021, the note was in default.

Convertible note 13: On November 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $58,300 (includes $5,300 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 14: On February 8, 2021, the Company entered a convertible promissory note with an accredited investor for a total amount of $69,300 (includes $6,300 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 15: On June 14, 2021, the Company issued a convertible promissory note with an accredited investor for a total amount of $300,000. The note is due in three years and bear an interest rate of 1%. The conversion price for the note is the lesser of $0.0036 and 85% of the lesser of (i) 5 days VWAP on the trading day preceding the conversion date, and (ii) the VWAP on the conversion date.

In connection with the convertible debt, debt discount balance as of September 30, 2021 and June 30, 2021 were $258,507 and $391,086, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

22.	Derivative liabilities

The derivative liability is derived from the conversion features in note 22 and stock warrant in note 24. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of September 30, 2021 and June 30, 2021, the derivative liability was $1,315,913 and $2,217,361, respectively. The Company recorded $325,234 loss and $1,087,485 gain from changes in derivative liability during the periods ended September 30, 2021 and June 30, 2021, respectively. The Binomial model with the following assumption inputs:

June 30, 2021
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	0.01-0.46%
Expected Volatility	89-236%

September 30, 2021
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	0.05-0.53%
Expected Volatility	127-234%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2021	$2,217,361
Additions	$—
Mark to Market	$(325,234)
Cancellation of Derivative Liabilities Due to Cash Repayment	$—
Reclassification to APIC Due to Conversions	$(576,214)
Ending Balance, September 30, 2021	1,315,913

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

23.	Stock warrants

On September 7, 2018, the Company entered into a settlement agreement with several investors to settle all disputes by issuing additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of September 30, 2021 and June 30, 2021, the fair value of the warrant liability was $753 and $1,042, respectively.

On February 4, 2020, the Company entered into a warrant agreement with an accredited investor for up to 10,000,000 shares of common stock of the Company at an exercise price of $0.008 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $80,000. As of September 30, 2021 and June 30, 2021, the fair value of the warrant liability was $12,000 and $20,000, respectively.

As of September 30, 2021 and June 30, 2021, the total fair value of the warrant liability was $12,753 and $21,042, respectively.

24.	Note payable

Note Payable Due to Bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of 0.25% above the prime rate (5.5% as of December 20, 2018). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of September 30, 2021 and June 30, 2021, the loan principal balance was $25,982 and $25,982, respectively.

Notes Payable Due to Non-related Parties

On June 15, 2018, the Company entered into a promissory note with an accredited investor. The original principal amount was $20,000 and the note bears 8% interest per annum. The note was payable upon demand. As of September 30, 2021 and June 30, 2021, this note had a balance of $32,041 and $33,047, respectively.

On October 6, 2020, the Company entered into a promissory note with Darryl Kuecker, and Shirley Ann Hunt (the “Trustee”) for borrowing $1,390,000 with annual interest rate of 6% due in 30 years. Darryl Kuecker, Trustee of the 2002 Darry Keucker Revocable Trust as to an undivided 36% interest, and Shirley Ann Hunt, Trustee of the 2002 Shirley Ann Hunt Revocable Trust as to an undivided 64% interest. Principal and interest shall be payable on monthly basis, in installments of $8,333.75, beginning on November 1, 2020 and until September 1, 2050. Payments to be divided and made separately to each beneficiary per the beneficiary’s instruction: $3,000.15 to Darryl Kuecker, Trustee and $5,333.60 to Shirley Hunt, Trustee. As of September 30, 2021 and June 30, 2021, the Company has an outstanding balance of $1,373,872 and $1,378,222, respectively.

On May 12, 2021, the Company entered into a promissory note with Lemon Glow Shareholders. The original principal amount was $3,976,000 and the note bears interest at the rate of 5% per year 36 monthly payments commencing on June 15, 2021. As of September 30, 2021 and June 30, 2021, the note had a remaining balance of 3,556,000 and $3,626,000, respectively.

Notes Payable Due to Related Parties

On January 23, 2013, the Company entered into a promissory note with a former employee of the Company. The original principal amount was $40,000 and the note bears no interest. The note was payable upon demand. As of September 30, 2021 and June 30, 2021, this note had a balance of $0 and $15,427, respectively.

25.	Related Party Transactions

On January 23, 2013, SWC received a loan from an employee for $40,000. The amount of loan bears no interest. As of September 30, 2021 and June 30, 2021, the balance of loans payable is $0 and $15,427, respectively.

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bears no interest and amortized on a monthly basis over the life of the loan. As of September 30, 2021 and June 30, 2021, the balance of the loans payable were $0 and $49,447, respectively.

On November 21, 2016, SWC received a loan from an employee. The amount of the loan bears no interest and due in September 30, 2017. As of September 30, 2021. the note was in default. As of September 30, 2021 and June 30, 2021, the balance of the loans payable were $0 and $83,275, respectively.

On May 25, 2021, Lemon Glow received a loan from an officer. The amount of the loan bears no interest and due on demand. As of September 30, 2021 and June 30, 2021, the balance of the loans were $0 and $3,000, respectively.

As of September 30, 2021 and June 30, 2021, the Company had an outstanding balance of $46,871 and $179,258 owed to various related parties, respectively. See note 25 and 27 for the details.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

26.	Loans payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of September 30, 2021 and June 30, 2021, the note was in default and the outstanding balance under this note was $49,541 and $49,541, respectively.

During the year ended June 30, 2019, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of September 30, 2021 and June 30, 2021, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On July 1, 2012, SWC entered an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of September 30, 2021 and June 30, 2021, the outstanding balance under this loan were $16,805 and $16,805, respectively.

On July 28, 2020, we entered into a loan borrowed $159,900 from Bank of America (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at 3.75% per annum and may be repaid at any time without penalty. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the promissory note and the balance of principal and interest will be payable 30 years from the date of the promissory note. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note. On July 27, 2021, the loan amount has been increased to $500,000 and the monthly payment amount has been updated from $731 to $2,527.

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

On February 15, 2021, the Company entered a promissory note with Manuel Rivera for borrowing $100,000 with maturity date on September 15, 2021; the note bears a monthly interest of $3,500 for 7 months. The Company shall pay the investor a fee of $70,000 within 45 days of its first harvest. As of September 30, 2021 and June 30, 2021, the outstanding loan balance under this note was $100,000 and $100,000, respectively.

On March 24, 2021, the Company entered into auto loan agreement with John Deere Financial for an auto loan of $69,457 for 60 months at annual percentage rate of 2.85%. As of September 30, 2021 and June 30, 2021, the Company has an outstanding balance of $61,010 and $65,726, respectively.

On August 4, 2021, the Company entered into a loan with Coastline Lending Group of $490,000 which to be secured by a deed of trust on the real property at 5058 Valley Blvd, Los Angeles, CA90032. The loan has an interest only balloon payment of $3,471 per month with a term of 36 months. The loan bears an interest rate at 8.5% per annum with maturity date on August 14, 2024. As of September 30, 2021, the Company has an outstanding balance of $490,000.

As of September 30, 2021 and June 30, 2021, the Company had an outstanding loan balance of $1,484,162 and $701,193, respectively.

27.	Loans Payable – Related Parties

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bears no interest and amortized on a monthly basis over the life of the loan. As of September 30, 2021 and June 30, 2021, the balance of the loan were $0 and $49,447, respectively.

On November 21, 2016, SWC received a loan from a former independent consultant. The amount of the loan bears no interest and due in September 30, 2017. As of September 30, 2021. the note was in default. As of September 30, 2021 and June 30, 2021, the balance of the loans were $0 and $83,275, respectively.

On May 25, 2021, Lemon Glow received a loan from an officer. The amount of the loan bears no interest and due on demand. As of September 30, 2021 and June 30, 2021, the balance of the loans was $0 and $3,000, respectively.

On September 1, 2017, the Company had related party transaction with LMK Capital LLC, a related party company owned by Jimmy Chan, the Company’s CEO. The amount of the loan payable/receivable bears no interest and is due on demand. As of September 30, 2021 and June 30, 2021, the balance of the loan payable to LMK were $46,871 and $26,452, respectively, and the balance of loan receivable were $0 and $0, respectively.

As of September 30, 2021 and June 30, 2021, the Company had an outstanding related party loan balance of $46,871 and $163,831, respectively.

28.	Shares to Be Issued

As of September 30, 2021 and June 30, 2021, the Company had entered into one consulting service agreement and one employment agreement, which had potential shares to be issued in total amount of $239,577 and $138,077, respectively.

During the three months ended September 30, 2021, the Company had potential shares to be issued to the consulting agreement of $36,500 and to the employment agreement of $203,077.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

29.	Stockholder’s Equity

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

Share issuance during the three months ended September 30, 2021

During the three months ended September 30, 2021, the Company issued 375,600,448 shares of common stock for debt conversions in a total amount of $385,266.

During the three months ended September 30, 2021, the Company issued 660,571,429 shares of common stock in exchange for the Lemon Glow acquisition for a total fair value of $1,849,600.

During the three months ended September 30, 2021, the Company issued 2,000,000 shares of series B preferred stock in exchange for the Lemon Glow acquisition in total fair value of $5,600,000.

As of September 30, 2021 and June 30, 2021, the Company had 8,438,707,554 and 7,402,535,677 shares of its common stock issued and outstanding, respectively.

As of September 30, 2021 and June 30, 2021, the Company had 2,541,500 and 541,500 shares of its series B preferred stock issued and outstanding, respectively.

As of September 30, 2021 and June 30, 2021, the Company had 1 and 1 share of its series C preferred stock issued and outstanding, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

30.	Commitments and contingencies

On February 23, 2018, the Company entered into lease agreement for a new office space as part of the plan to expand operation, the lease commenced on March 1, 2018. The term of the lease is for five (5) years with 1 month free on the 1st year of the term. The monthly rent on the 1st year will be $11,770 with a 3% increase for each subsequent year. Total commitment for the full term of the lease will be $737,367. As of the date of this filing, this property became the Company’s headquarters.

The Company’s warehouse along with ancillary office space is located at 20529 East Walnut Drive North, Diamond Bar, California, where we lease approximately 11,627 square feet of combined space. The lease term is for five (5) years and two (2) months ending on April 30, 2025. The current monthly rental payment for the facility is $13,022.

On February 1, 2021, the Company entered into lease agreement with Magnolia Extracts, LLC dba Nug Ave-Lynwood, a California limited liability company for a certain regulatory permit issued by the City of Lynwood authorizing commercial retailer non-storefront operations at 11118 Wright Road, Lynwood, CA 90262. The lease was set to commence on February 1, 2021. The lease payment shall equal $10,000 per month and the lease term is on month-by-month basis. Parties have agreed that the first month’s rent payment shall equal $7,000 and the Company owed the landlord a refundable security deposit of $20,000 within 10 days of the commencement date.

Three Months Ended
September 30, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$77,231

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2021	$58,639
Remaining lease term – operating leases (in years)	2.5
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:

Operating leases
Short-term right-of-use assets	$249,464
Long-term right-of-use assets	$421,557
Total operating lease assets	$671,021

Short-term operating lease liabilities	$246,682
Long-term operating lease liabilities	$456,755
Total operating lease liabilities	$703,437

Maturities of the Company’s lease liabilities are as follows:

Operating
Period ending September 30, 2021	Lease
2022	$307,405
2023	234,925
2024	172,465
2025	103,476
Total lease payments	818,270

Less: Imputed interest/present value discount	(114,833)
Present value of lease liabilities	$703,437

31.	Subsequent events

Shares issued for cash

On October 13, 2021, the Company entered into a stock subscription agreement to issue 200,000,000 shares of the Company’s common stock in exchange for $240,000 in cash.

On October 28, 2021, the Company entered into a stock subscription agreement to issue 169,999,999 shares of the Company’s common stock in exchange for $204,000 in cash.

Shares issued for conversion

On November 12, 2021, there was one note holder converted $150,000 of the convertible note into 214,285,714 shares of the Company’s common stocks.

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

Overview

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or “the/our Company”) was originally incorporated on June 5, 1986 in California as Lab, Inc., and later that month, on June 24, 1986 changed its name to Software Professionals, Inc. On May 21, 1996, the Company changed its name to Enlighten Software Solutions, Inc. On June 20, 2007, Enlighten Software Solutions, Inc. was incorporated in Delaware for the purpose of merging with Enlighten Softwear Solutions, Inc. a California Corporation so as to affect a redomicile to Delaware. On January 24, 2008, the Company changed its name to Diversified Opportunities, Inc. On May 9, 2011 we closed on a Share Exchange Agreement with Sugarmade, Inc., a California corporation and on June 24, 2011 changed our name to Sugarmade, Inc.

Our Company, Sugarmade, Inc. operates much of its business activities through our subsidiaries, SWC Group, Inc., a California corporation (“SWC’’), NUG Avenue, Inc., a California corporation (“NUG Avenue”), and Lemon Glow Company, Inc., a California corporation (“Lemon Glow”). Sugarmade, Inc. was founded in 2010. In 2014, SWC, doing business as Carry Out Supplies, was acquired by Sugarmade, Inc., creating the Company as it is today.

Shares of our common stock are quoted on the OTC Markets, which is a quotation system for early-stage and developing companies. Our trading symbol is “SGMD”. Our corporate website is www.Sugarmade.com.

As of the date of this filing, we are involved in several business sectors and business ventures:

Paper and paper-based products: Supplying consumable products to the quick-service restaurant sub-sector of the restaurant industry, and as an importing and distributing non-medical personal protection equipment to business and consumers, via our Carry Out Supplies subsidiary. Carry Out Supplies is a producer and wholesaler of custom printed and generic supplies, servicing more than 2,000 quick-service restaurants. The primary products are plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, edible packaging, food containers, soup containers, plastic spoons, and similar products for this market sector. This subsidiary, which was formed in 2009, was recently expanded to also offer non-medical personal protective equipment.

NUG Avenue, Inc. investment into licensed cannabis delivery in Los Angeles area markets. During February 2021, we became a majority owner of NUG Avenue, Inc., a California corporation (“NUG Avenue”), which operates a licensed and regulated cannabis delivery service out of Lynwood, California, serving the greater Los Angeles Metropolitan area (the “Lynwood Operations”). The Company currently owns a majority stake of seventy percent (70%) of NUG Avenue’s Lynwood Operations and holds first rights of refusal on NUG Avenue’s business expansion relative to the cannabis marketplace. By way of our capital injection made into NUG Avenue and by via our 70% ownership position, we consolidate and recognize 100% of the revenues and 70% of profits or losses generated by NUG Ave for its Lynwood Operation.

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

Cannabis products delivery service and sales: As a joint owner in the Budcars licensed cannabis delivery service brand (“Budcars” or the “Budcars Brand”). Budcars operates a licensed cannabis delivery service in the Sacramento, California area. During early 2020, the Company entered into an agreement with Indigo Dye Group (“Indigo”) to acquire a 40% stake in the Budcars Brand and in the Sacramento delivery operations. Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars. Upon exercise of this option, the Company would acquire a controlling interest in Indigo. As of September 30, 2021, the option has not yet been exercised and the Company’s stake in Budcars was at 40%.

Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other franchise brands to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2020, the Company made $59,370 additional payments, and hold approximately 32% of the ownership of Indigo. As of September 30, 2021, the Company recorded equity method investment in affiliates at $396,930, net with $44,477 loss from equity method investment.

Selected cannabis and hemp projects: On May 12, 2021, SugarMade, Inc. entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) by and between Lemon Glow Corporation, a California corporation (“Lemon Glow”), Carnaby Spot Bay Corp, a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Ryan Santiago (the “Shareholder Representative”), pursuant to which, on May 25, 2021 and upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). As a result of the Merger, Lemon Glow became a wholly-owned subsidiary of the Company. On October 28, 2021, the Company obtained a conditional Use Permit (UP) number from the Community Development Department of the County of Lake, California, which the Company believes is an important step towards the conditional Use Permit (UP) for commercial cannabis cultivation at its Property.

COVID-19 Impact

Our business and operating results for 2021 and 2020 were impacted by the COVID-19 pandemic. However, we have seen improvement in our business, which we expect to continue throughout fiscal year of 2022.

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2021 and 2020.

	For the three months ended
	September 30,
	2021	2020

Net Sales	$1,168,781	$2,146,326
Cost of Goods Sold:	386,939	1,028,815
Gross profit	781,842	1,117,512
Operating Expenses	2,034,443	1,987,663
Loss from Operations	(1,252,601)	(870,151)
Other non-operating Expense:	(605,640)	2,150,128
Equity Method Investment Loss	(44,477)	—
Less: net income attributable to the noncontrolling interest	(307,351)	1,165
Net Loss	$(1,595,367)	$1,278,812

Revenues

For the three months ended September 30, 2021 and 2020, revenues were $1,168,781 and $2,146,326, respectively. The decrease was primarily due to the deconsolidation of Indigo Dye for the cannabis delivery services.

Cost of goods sold

For the three months ended September 30, 2021 and 2020, costs of goods sold were $386,939 and $1,028,815, respectively. The decrease was primarily due to the deconsolidation of Indigo Dye for the cannabis delivery services.

Gross profit

For the three months ended September 30, 2021 and 2020, gross profit was $781,842 and $1,117,512, respectively. The decrease was primarily due to the deconsolidation of Indigo Dye for the cannabis delivery services.

Operating expenses

For the three months ended September 30, 2021 and 2020, operating expenses were $2,034,443 and $1,987,663, respectively.

Other non-operating expense

The Company had total other non-operating expense of $605,640 and $2,150,128 income for the three months ended September 30, 2021 and 2020, respectively. The increase in non-operating expense is related to the accounting for the changes in fair value of derivative liabilities.

Net loss

Net loss totaled $1,595,367 for the three months ended September 30, 2021, compared to a net income of $1,278,812 for the three-month period ended September 30, 2020. The decrease was mainly due to the accounting for the changes in derivative liabilities due to conversions.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of September 30, 2021, our Company had cash balance of $239,500, current assets totaling $2,783,452 and total assets of $18,741,650. We had current and total liabilities totaling $8,428,166 and $14,412,671, respectively. As of September 30, 2021, stockholders’ equity totaled $4,328,979.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2021 and 2020:

	2021	2020
Cash (used in) provided by:
Operating activities	$(1,408,591)	$(1,429,333)
Investing activities	(830,000)	(38,594)
Financing activities	1,081,147	1,708,015

Net cash used in operating activities was $1,408,591 for the three months ended September 30, 2021, and $1,429,333 for the three months ended September 30, 2020. The decrease was attributable to the change in accounts receivable, prepayments, and other payables.

Net cash used in investing activities was $830,000 for the three months ended September 30, 2021, and $38,594 for the three months ended September 30, 2020. The increase was attributable to purchase of property at 5058 Valley Blvd, Los Angeles, CA90032 in total purchase amount of $830,000.

Net cash provided by financing activities was $1,081,147 for the three months ended September 30, 2021 and $1,708,015 for the three months ended September 30, 2020. The decrease in cash inflow in 2021 was mainly due to the repayments to notes payables and decreased proceeds from convertible notes.

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

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of September 30, 2021, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $2,000,000.

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2021, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2021. The interim results for the period ended September 30, 2021 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The consolidated financial statements include the accounts of our Company, its wholly-owned subsidiaries, SWC Group, Inc., a California corporation (“SWC’’), Lemon Glow Company, Inc., a California corporation (“Lemon Glow”), and its majority owned subsidiary, NUG Avenue, Inc., a California corporation (“Nug Avenue”), and Indigo Dye Group Corp., an investment in nonconsolidated affiliate (formerly a variable interest entity as of September 30, 2020). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Property and equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Machinery and equipment	3-5 years
Furniture and equipment	7 years
Vehicles	5 years
Leasehold improvements	30 years
Building	31.5 years

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended September 30, 2021 and 2020.

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, there was $0 and $43,800 impairment loss of its long-lived assets as of September 30, 2021 and June 30, 2021, respectively.

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

Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – include other inputs that are directly or indirectly observable in the marketplace.

Level 3 – unobservable inputs which are supported by little or no market activity.

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the three months ended September 30, 2021.

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

The Company’s financial statements reflect that substantially all of its operations are conducted in three industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts approx. 38% of the Company’s revenues; (2) Cannabis products delivery service and sales, which accounts approx. 62% of the Company’s total revenues.

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

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company have adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and three months ended September 30, 2021.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

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

As required by the SEC Rule 13a-15€ and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective because the Company is relatively inexperienced with certain complexities within U.S. GAAP and SEC reporting.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

ITEM 1 – LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. Except as set forth below, as of September 30, 2021, there were no legal claims pending or threatened against the Company that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs an aggregate of $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two notes of approximately $80,000. As of September 30, 2021, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

ITEM 1A – RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, the Company issued the following shares:

●	614,728,579 shares of common stock upon conversion of convertible notes of $658,619.

●	660,571,429 shares of common stock for Lemon Glow acquisition in total fair value of $1,849,600.

●	2,000,000 shares of series B preferred stock for Lemon Glow acquisition in total fair value of $5,600,000.

All of the aforementioned securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

During the three months ended September 30, 2021, the Company’ Tier 2 Regulation A Offering has been completed and was fully subscribed:

●	3,000,000 shares of common stock were issued for a total fair value of $5,088,000.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sugarmade, Inc.

November 22, 2021	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

-37-