Form 10-Q
period 2021-12-31
Sugarmade, Inc.
filed 2022-02-22
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

At February 18, 2022, there were 9,425,425,266 shares of common stock issued and outstanding.

SUGARMADE, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021

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

PART 1: Financial Information

Item 1 Financial Statements

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2021	June 30, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	63,375	1,396,944
Accounts receivable, net	707,509	435,598
Inventory, net	643,920	441,582
Loan receivables, current	196,000	-
Trading securities, at market value	133,942	1,451,922
Other current assets	184,952	182,457
Right of use asset, current	255,734	243,406
Total current assets	2,185,432	4,151,909
Noncurrent assets:
Property, plant and equipment, net	3,864,380	2,749,340
Intangible asset, net	10,648,378	10,650,394
Goodwill	757,648	757,648
Loan receivables, noncurrent	-	196,000
Right of use asset, noncurrent	355,129	486,253
Equity method investments in affiliates	380,660	441,407
Total noncurrent assets	16,006,195	15,281,042
Total assets	18,191,627	19,432,951

Liabilities and Stockholders’ Deficiency
Current liabilities:
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	2,421,705	2,058,839
Customer deposits	887,800	751,919
Customer overpayment	74,987	59,953
Other payables	626,163	750,485
Accrued interest	646,643	509,997
Accrued compensation and personnel related payables	8,290	15,471
Notes payable - Current	31,787	33,047
Notes payable - Related Parties, Current	-	15,427
Lease liability - Current	256,579	239,521
Loans payable - Current	814,494	392,605
Loan payable - Related Parties, Current	228,057	163,831
Convertible notes payable, Net, Current	1,298,133	1,421,694
Derivative liabilities, net	2,222,310	2,217,361
Warrants liabilities	6,405	21,042
Shares to be issued	262,077	138,077
Total current liabilities	9,811,412	8,815,251
Non-Current liabilities:
Loans payable, noncurrent	836,245	308,588
Note payable, noncurrent	4,888,463	4,997,323
Convertible notes payable, Net, Noncurrent	65,565	17,422
Lease liability	385,108	524,149
Total noncurrent liabilities	6,175,381	5,847,482
Total liabilities	15,986,793	14,662,733

Stockholders’ equity (deficiency):
Series A Preferred stock, $0.001 par value, 7,000,000 shares authorized 0 and 0 shares issued outstanding at December 31, 2021 and June 30, 2021	-	-
Series B Preferred stock, $0.001 par value, 2,999,999 shares authorized 2,541,500 and 541,500 shares issued outstanding at December 31, 2021 and June 30, 2021	2,542	542
Series C Preferred stock, $0.001 par value, 1 share authorized, 1 and 1 share issued outstanding at December 31, 2021 and June 30, 2021	-	-

Common stock, $0.001 par value, 10,000,000,000 shares authorized, 9,022,993,267 and 7,402,535,677 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	9,022,992	7,402,536
Additional paid-in capital	72,367,128	64,841,654
Share to be issued, Preferred stock	-	5,600,000
Subscription receivable	-	(500,000)
Share to be issued, Common stock	40,008	1,889,608
Accumulated deficit	(78,816,668)	(74,364,466)
Total stockholders’ equity (deficiency)	2,616,002	4,869,874
Non-Controlling Interest	(411,168)	(99,656)
Total stockholders’ equity (deficiency)	2,204,834	4,770,218
Total liabilities and stockholders’ equity (deficiency)	18,191,627	19,432,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Revenues, net	$1,235,825	$300,652	2,404,606	$2,446,979
Cost of goods sold	461,873	242,531	848,812	1,272,429
Gross profit	773,952	58,121	1,555,794	1,174,550

Selling, general and administrative expenses	683,745	271,549	1,296,884	875,358
Advertising and promotion expense	545,647	682	1,059,114	278,587
Marketing and research expense	36,992	93,908	72,405	316,256
Professional expense	190,249	115,615	500,750	619,045
Salaries and wages	479,738	105,700	940,162	464,474
Stock compensation expense	22,500	47,250	124,000	66,000
Total operating expenses	1,958,871	634,704	3,993,315	2,619,720

Loss from operations	(1,184,919)	(576,583)	(2,437,521)	(1,445,170)

Non-operating income (expense):
Other (expense) income	7,886	2,280	2,892	(50,453)
Gain in loss of control of VIE	-	313,928	-	313,928
Interest expense	(1,093,317)	(728,197)	(1,251,228)	(1,194,972)
Bad debts	(7)	(130,467)	(7)	(132,979)
Change in fair value of derivative liabilities	(390,306)	496,961	(65,073)	3,992,108
Warrant Expense	6,347	4,174	14,637	70,389
Loss on settlement	-	(5,000)	-	(80,000)
Loss on asset disposal	-	-	(28)	-
Amortization of debt discount	(24,071)	(1,031,379)	(156,651)	(1,845,925)
Amortization of intangible assets	(483)	-	(2,017)	-
Unrealized gain on securities	(215,862)	-	(857,979)	-
Total non-operating expenses, net	(1,709,814)	(1,077,700)	(2,315,454)	1,072,096
Equity Method Investment Loss	(16,270)	(2,114)	(60,747)	(2,114)
Net loss	$(2,911,002)	$(1,656,397)	$(4,813,722)	$(375,188)

Less: net loss attributable to the noncontrolling interest	(54,168)	-	(361,519)	-
Net loss attributable to SugarMade Inc.	$(2,856,834)	$(1,656,397)	$(4,452,203)	$(375,188)

Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding *	8,728,862,892	3,233,135,446	8,509,797,777	2,864,951,348

*	Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred Stock - Series B		Preferred Stock - Series C		Common stock		Additional paid-in	Shares to be issued, common	Subscription Receivable -	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shares	CS	Subscribed	deficit	Interest	Equity

Balance at June 30, 2021	541,500	$542	1	$-	7,402,535,677	$7,402,536	$64,841,655	5,600,000	$(500,000)	$1,889,608	$(74,364,466)	$(99,656)	$4,770,218
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	576,214	-	-	-	-	-	576,214
Shares issued for conversions	-	-	-	-	375,600,448	375,600	9,665	-	-	-	-	-	385,266
Shares issued for acquisition	2,000,000	2,000	-	-	660,571,429	660,571	6,787,029	(5,600,000)	-	(1,849,600)	-	-	-
Shares issued for subscription receivable - common stock	-	-	-	-	-	-	-	-	500,000	-	-	-	500,000
Contribution of capital to noncontrolling minority	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(1,595,367)	(307,351)	(1,902,718)
Balance at September 30, 2021	2,541,500	$2,542	1	$-	8,438,707,554	$8,438,707	$72,214,564	$-	$-	$40,008	$(75,959,833)	$(407,007)	$4,328,979
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	192,857	-	-	-	-	-	192,857
Shares issued for conversions	-	-	-	-	214,285,714	214,286	(64,286)	-	-	-	-	-	150,000
Shares issued for Cash	-	-	-	-	369,999,999	370,000	74,000	-	-	-	-	-	444,000
Repayment of Capital	-	-	-	-	-	-	(50,007)	-	-	-	-	50,007	-
Net loss	-	-	-	-	-	-	-	-	-	-	(2,856,834)	(54,168)	(2,911,002)
Balance at December 31, 2021	2,541,500	$2,542	1	$-	9,022,993,267	$9,022,993	$72,367,128	$-	$-	$40,008	$(78,816,668)	$(411,168)	$2,204,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

	Preferred Stock - Series B		Preferred Stock - Series C		Common stock		Additional paid-in	Shares to be issued, common	Subscription Receivable -	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shares	CS	Subscribed	deficit	Interest	Equity

Balance at June 30, 2020	3,541,500	$3,542	-	$-	1,763,277,230	$1,763,278	$57,307,767	-	$236,008	$-	$(68,438,331)	$(11,136)	$(9,138,871)
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	1,805,188	-	-	-	-	-	1,805,188
Shares issued for conversions	-	-	-	-	1,081,411,606	1,081,412	192,048	-	-	-	-	-	1,273,459
Repayment of capital to noncontrolling minority	-	-	-	-	-	-	-	-	-	-	-	(24,000)	(24,000)
Net loss	-	-	-	-	-	-	-	-	-	-	1,278,812	1,165	1,279,976
Balance at September 30, 2020	3,541,500	$3,542	-	$-	2,844,688,836	$2,844,690	$59,305,003	$-	$236,008	$-	$(67,159,519)	$(33,971)	$(4,804,248)
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	531,591	-	-	-	-	-	531,591
Shares issued for conversions	-	-	-	-	411,171,815	411,172	(90,293)	-	-	-	-	-	320,879
Preferred stock conversions	(2,000,000)	(2,000)	-	-	360,647,019	360,647	141,353	-	-	-	-	-	500,000
Reclassification due to deconsolidation of VIE	-	-	-	-	-	-	(169,262)	-	-	-	2,396	33,971	(132,895)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,656,397)	-	(1,656,397)
Balance at December 31, 2020	1,541,500	$1,542	-	$-	3,616,507,670	$3,616,509	$59,718,392	$-	$236,008	$-	$(68,813,520)	$-	$(5,241,070)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows For

The Six Months Ended December 31, 2021 and 2020

(Unaudited)

	For The Period Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,452,203)	(375,188)
Non-controlling interest	(361,519)	-
Adjustments to reconcile net loss to cash flows from operating activities:
Excess derivative expense	1,118,990	316,261
Loss on settlement	-	80,000
Gain on loss of control of VIE	-	(313,928)
Return on EB5 Investment	-	500,000
Amortization of debt discount	156,651	1,845,925
Stock based compensation	124,000	66,000
Change in fair value of derivative liability	65,073	(3,992,108)
Change in exercise of warrant	(14,637)	(70,389)
Depreciation	98,238	44,684
Amortization of intangible assets	2,016	700
Equity method investment loss	60,747	-
Unrealized loss on securities	857,979	-

Changes in assets and liabilities:
Accounts receivable	(271,911)	122,971
Inventory	(202,338)	(83,253)
Prepayment, deposits and other receivables	(2,495)	(855,878)
Other payables	(131,502)	404,993
Accounts payable and accrued liabilities	362,867	465,435
Customer deposits	150,915	137,313
Unearned revenue	-	3,909
Right of use assets	118,795	119,483
Lease liability	(121,983)	(118,078)
Investment to Indigo Dye	-	(564,818)
Interest Payable	43,121	98,780

Net cash used in operating activities	(2,399,196)	(2,167,187)

Cash flows from investing activities:
Purchase of fixed assets	(1,213,278)	-

Net cash used in investing activities	(1,213,278)	-

Cash flows from financing activities:
Proceeds from shares issuance	430,680	-
Distributions of capital to noncontrolling minority	-	-
Loan receivable	-	(13,911)
Loan receivable - related parties	-	38,044
Proceeds (Repayment) from(to) notes payable, net	(110,120)	-
Proceeds (Repayment) from(to) note payable - related parties, net	(15,427)	-
Proceeds from advanced shares issuance	500,000	-
Proceeds (Repayment) from(to) loans payable, net	949,546	271,929
Proceeds (Repayment) from(to) loans payable - related parties, net	524,226	540,281
Proceeds from convertible notes	-	1,804,900
Repayment of convertible notes	-	(227,700)
Reduction of cash due to Indigo deconsolidation	-	(326,811)

Net cash provided by financing activities	2,278,905	2,086,732

Net decrease in cash	(1,333,569)	(80,454)

Cash paid during the period for:
Cash, beginning of period	1,396,944	441,004
Cash, end of period	$63,375	$360,550

Cash paid interest	-	-

Supplemental information —

Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	535,269	1,594,338
Reduction in derivative liability due to conversion	769,071	2,336,779
Debt discount related to convertible debt	-	2,010,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

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

Cannabis products delivery service and sales: As a joint owner in the Budcars licensed cannabis delivery service brand (“Budcars” or the “Budcars Brand”). Budcars operates a licensed cannabis delivery service in the Sacramento, California area. In February 2020, the Company entered into an agreement with Indigo Dye Group Corp. (“Indigo”) to acquire a 40% stake in the Budcars Brand and in the Sacramento delivery operations. Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars. Upon exercise of this option, the Company would acquire a controlling interest in Indigo. As of December 31, 2021, the option has not yet been exercised and the Company’s stake in Budcars remained at 40%. The Company plans to open new locations via purchasing equity in other franchise brands to cover delivery for the entire state of California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2020, the Company made $59,370 additional payments, and held approximately 32% of the ownership of Indigo. As of December 31, 2021, the Company recorded equity method investment in affiliates at $380,660, net with $60,747 loss from equity method investment.

Selected cannabis and hemp projects: On May 12, 2021, the Company entered into a Merger Agreement by and between Carnaby Spot Bay Corp, a California corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Lemon Glow Company, a California corporation, and  (the “Lemon Glow”) and Ryan Santiago (the “Shareholder Representative”), where the Merger Sub would merge with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”).  Thus, Lemon Glow was the surviving entity, which was subsequently merged into the Company.  The purpose of the transactions was to establish a licensed and permitted entity whereby Sugarmade would cultivate, manufacture, and distribute cannabis to the California markets.  At the time of the transactions, neither Lemon Glow, the Merger Sub, nor Sugarmade was permitted and licensed for such activities.

On October 28, 2021, Lemon Glow Company obtained a conditional Use Permit (UP) number from the Community Development Department of the County of Lake, California, which the Company believes is an important step towards the conditional Use Permit (UP) for commercial cannabis cultivation at its Property.  The issuance of the Conditional Use Permit (UP) number by the County of Lake allows the Company to proceed with the state cannabis cultivation license application, and potentially obtain certain applicable permits, such as from the Department of Cannabis Control, Department of Food and Agriculture, Department of Pesticide Regulation, Department of Fish and Wildlife, The State Water Resources Control Board, Board of Forestry and Fire Protection, Central Valley or North Coast Regional Water Quality Control Board, Department of Public Health, and Department of Consumer Affairs, as may be required.  The Company believes that obtaining the conditional Use Permit (UP) number by the County of Lake could lead towards full approval to cultivate cannabis on up to thirty-two (32) acres out of the total six-hundred-forty (640) acres of the Property.

As of the date of this filing, Sugarmade is working diligently on conditions required by the County of Lake to allow the Company to cultivate cannabis.  It is the Company’s intention to begin such activities at the earliest time possible, assuming permits are ultimately issued. However, no such license or permits have yet been issued, and applications are still pending.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

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

These interim condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2021, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2021. The interim results for the period ended December 31, 2021 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of our Company, its wholly-owned subsidiaries, SWC Group, Inc., a California corporation (“SWC’’), Lemon Glow Company, Inc., a California corporation (“Lemon Glow”), and its majority owned subsidiary, NUG Avenue, Inc., a California corporation (“Nug Avenue”), as well as Indigo Dye Group Corp., an equity investee. All significant intercompany transactions and balances have been eliminated in consolidation.

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

December 31, 2021

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

Property, plant and equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Machinery and equipment	3-5 years
Furniture and equipment	1-15 years
Vehicles	2-5 years
Leasehold improvements	5-30 years
Building	31.5 years
Production molding	5 years

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three and six months ended December 31, 2021 and 2020.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

2. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, there was $0 and $43,800 impairment loss of its long-lived assets as of December 31, 2021 and June 30, 2021, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

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

December 31, 2021

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

Loss per share

We calculate basic loss per share by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the three and six months ended December 31, 2021.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law. For deferred tax assets, management evaluates the probability of realizing the future benefits of such assets. The Company establishes valuation allowances for its deferred tax assets when evidence suggests it is unlikely that the assets will be fully realized.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations and comprehensive income (loss) as income tax expense.

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

The Company’s financial statements reflect that substantially all of its operations are conducted in two industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts for approx. 39% of the Company’s revenues as of December 31, 2021; (2) Cannabis products delivery service and sales, which accounts for approx. 61% of the Company’s total revenues as of December 31, 2021.

A reconciliation of the Company’s segment operating income and cost of goods sold to the Consolidated Statements of Operations for the three and six months ended December 31, 2021 and 2020 is as follows:

	Three months ended
	December 31, 2021	December 31, 2020
Segment operating income
Paper and paper-based products	$538,815	$300,652
Cannabis products delivery	697,010	-
Total operating income	$1,235,825	$300,652

	Three months ended
	December 31, 2021	December 31, 2020
Segment cost of goods sold
Paper and paper-based products	$461,873	$242,531
Cannabis products delivery	-	-
Total cost of goods sold	$461,873	$242,531

	Six months ended
	December 31, 2021	December 31, 2020
Segment operating income
Paper and paper-based products	$977,358	$875,623
Cannabis products delivery	1,427,248	1,571,356
Total operating income	$2,404,606	$2,446,979

	Six months ended
	December 31, 2021	December 31, 2020
Segment cost of goods sold
Paper and paper-based products	$848,812	$624,969
Cannabis products delivery	-	647,460
Total cost of goods sold	$848,812	$1,272,429

New accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and period ended December 31, 2021.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company have adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and period ended December 31, 2021.

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

On March 2021, the FASB issued Accounting Standards Update (ASU) 2021-03, “Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events” (“ASU 2021-03”). The amendments in ASU 2021-03 provide private companies and not-for-profit (NFP) entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in FASB Accounting Standards Codification (FASB ASC) 350-20, Intangibles—Goodwill and Other—Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of March 30, 2021. The Company have adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and period ended December 31, 2021.

On April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-04 on its financial statements.

On July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”, which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements for the period ended December 31, 2021.

On July 2021, the FASB issued ASU 2021-07, “Stock Compensation (Topic 718): Stock Compensation” (“ASU 2021-07”) to address the concerns from stakeholders about the cost and complexity of determining the fair value of equity-classified share-based awards for private companies. It specifically permits private companies to use 409A valuations prepared under US Treasury regulations to estimate the fair value of certain awards under ASC 718. The Update is effective for private companies in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-07 on its financial statements.

On August 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”) to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance as if the acquirer had originated the contract. That is, such acquired contracts will not be measured at fair value. ASU 2021-08 is effective for privately held companies with fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of ASU 2021-08 on its financial statements.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

3. Concentration

Customers

For the three months ended December 31, 2021 and 2020, our Company earned net revenues of $1,235,825 and $300,652 respectively. The vast majority of these revenues for the period ending December 31, 2021 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending December 31, 2020 were also derived from a large number of customers.

For the six months ended December 31, 2021 and 2020, our Company earned net revenues of $2,404,606 and $2,446,979 respectively. The vast majority of these revenues for the period ending December 31, 2021 were derived from a large number of customers, whereas the vast majority of these revenues for the period ending December 31, 2020 were also derived from a large number of customers.

Suppliers

For the three months ended December 31, 2021, we purchased products for sale by the Company’s subsidiary from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory was purchased from two (2) suppliers which accounted over 10% of the total purchases. The two suppliers accounted for 74.45% and 16.20%, respectively, of the Company’s total inventory purchase for the three months ended December 31, 2021.

For the six months ended December 31, 2021, we purchased products for sale by the Company’s subsidiary from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory was purchased from two (2) suppliers which accounted over 10% of the total purchases. The two suppliers accounted for 75.56% and 18.76%, respectively, of the Company’s total inventory purchase for the six months ended December 31, 2021.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

4. Noncontrolling Interest and Deconsolidation of VIE

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

Starting on October 1, 2020, the Company planned to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent from Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2020, the Company made $59,370 in additional payments, and holds approximately 32% of the ownership of Indigo. (See Note 6)

The net asset value of the Company’s variable interest in Indigo Dye Group was approximately $326,812 as of October 1, 2020, the date of deconsolidation. The value of the Company’s variable interest on the date of deconsolidation was based on management’s estimate of the fair value of Indigo at that time. The Company concluded that the market approach was the most appropriate method to determine the fair value of the entity on the date of deconsolidation, given that Indigo raised equity funding from third-party investors around the same period (i.e., level 2 inputs). The Company recognized a gain on deconsolidation of approximately $313,928 with no related tax impact, which is included in other income, net on the consolidated statement of operations. As the Company is not obligated to fund future losses of Indigo, the carrying amount is the Company’s maximum risk of loss and accounted as equity method investment in affiliates in our consolidated financial statements as of and for the period ended September 30, 2021. As of December 31, 2021 and June 30, 2021, the Company recorded equity method investment in affiliates at $380,660 and $441,407, net with $60,747 and $123,412 loss from equity method investment, respectively in each case.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

5. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of December 31, 2021, there were no legal claims pending or threatened against the Company that, in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two (2) notes of approximately $80,000. As of December 31, 2021, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

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

As of December 31, 2021 and June 30, 2021, the Company held cash in the amount of $63,375 and $1,396,944, included cash in hands in the amount of $50,919 and $2,026, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

7. Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable, net of allowance, of $707,509 and $435,598 as of December 31, 2021 and June 30, 2021, respectively; and allowance for doubtful accounts of $321,325 and $259,761 as of December 31, 2021 and June 30, 2021, respectively.

8. Loans Receivable

Loan receivables amounted $196,000 ($196,000 current and $0 noncurrent) and $196,000 ($0 current and $196,000 noncurrent) as of December 31, 2021 and June 30, 2021, respectively. Loan receivables are mainly loan to Hempistry Inc. for business use due on July 31, 2022.

9. Inventory

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of December 31, 2021 and June 30, 2021, the balance for the inventory totaled $643,920 and $441,582, respectively. $0 was reserved for obsolescent inventory for the period ended December 31, 2021, and $0 were reserved for obsolescent inventory for the year ended June 30, 2021.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

10. Other Current Assets

As of December 31, 2021 and June 30, 2021, other current assets consisted of the following:

	For the period ended
	December 31, 2021	June 30, 2021
Prepaid Deposit	$82,776	$113,988
Prepaid Inventory	52,583	—
Prepaid Expenses	47,270	35,590
Undeposited Funds	2,323	—
Other	—	32,879
Total:	$184,952	$182,457

11. Intangible Asset

On April 1, 2017, the Company entered into a distribution and intellectual property assignment agreement with Wagner Bartosch, Inc. (“Wagner’’) for use of their Divider’™ used in frozen desserts and other related uses. In lieu of cash payment under the agreement, the Company was obliged to issue common shares of the Company valued at $75,000 for acquiring the use right of the distribution and intellectual property. The Company amortized this use right as intangible asset over ten years, and recorded $2,017 and $1,400 amortization expense for the period ended December 31, 2021 and June 30, 2021, respectively.

On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between Carnaby Spot Bay Corp, a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Lemon Glow Company, a California corporation (the “Lemon Glow”) and Ryan Santiago (the “Shareholder Representative”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). The Company valued the cannabis cultivation license from Lemon Glow at $10,648,378 with remaining economic life of 9 years as of June 30, 2021. The intangible assets have not started to amortize as of December 31, 2021.

12. Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company’s estimates and assumptions are subject to change within the measurement period. There was $757,648 and $757,648 of goodwill recorded as of December 31, 2021 and June 30, 2021, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

13. Property, Plant and Equipment, net

As of December 31, 2021 and June 30, 2021, property, plant and equipment consisted of the following:

Fixed Assets	December 31, 2021	June 30, 2021
Office and equipment	$820,149	$820,149
Motor vehicles	442,323	166,079
Land	2,554,767	1,922,376
Building	197,609	—
Leasehold Improvement	472,654	365,620
Total	4,487,502	3,274,224
Less: accumulated depreciation	(623,122)	(524,884)
Property, Plant and Equipment, net	$3,864,380	$2,749,340

For the periods ended December 31, 2021 and June 30, 2021, depreciation expenses amounted to $98,238 and $105,982, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the periods ended December 31, 2021 and June 30, 2021.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

14. Equity Method Investments in Affiliates

Investment to Indigo Dye Inc.

For the fiscal year ended June 30, 2020, the Company accounted for its investment in Indigo Dye Group as a variable interest entity. The Company owned approximately 29% of Indigo’s outstanding equity and as of December 31, 2020, involved its day-to-day operations, which gave the Company the power to direct the activities of Indigo that most significantly impact its economic performance. Accordingly, the Company recognized the carrying value of the non-controlling interest as a component of total shareholders’ equity, and the consolidated financial statements included the financial position and results of operations of Indigo as of and for the periods ended December 31, 2021 and June 30, 2021.

During quarter ended December 31, 2020, the Company began plans to open new locations via purchasing equity in other Brand/Franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent from Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $564,819 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2021, the Company did not receive any distributions nor dividends from Indigo Dye. In addition, the Company impaired $43,800 of the investment as of December 31, 2020 due to lack of providing financial information from Indigo Dye Inc. As of December 31, 2021, the Company still held approximately 32% of the ownership of Indigo Dye Group.

As of December 31, 2021, the Company recorded equity method investment in affiliates at $380,660, net with $60,747 loss from equity method investment.

15. Unrealized Gain on Securities

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

During the quarter ended December 31, 2021, the Company sold 150,199 shares of iPower Inc.’s common stock valued at market value of $464,711.

For the periods ended December 31, 2021 and June 30, 2021, the Company recorded unrealized (loss) gain on securities amounted $(862,692) and $1,451,922, respectively. For the periods ended December 31, 2021 and June 30, 2021, the remaining value on securities amounted at current market value of $133,942 and $1,451,922, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

16. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities amounted $2,421,705 and $2,058,839 as of December 31, 2021 and June 30, 2021, respectively. Accounts payables are mainly payables to vendors and accrued liabilities are mainly accrued interest of convertible notes payables and accrued contingent liabilities.

	December 31, 2021	June 30, 2021
Accounts payable	$1,857,720	$1,464,692
Accrued liabilities	305,127	310,528
Contingent liabilities	258,858	283,619
Total accounts payable and accrued liabilities:	$2,421,705	$2,058,839

17. Other Payables

Other payables amounted $626,163 and $750,485 as of December 31, 2021 and June 30, 2021, respectively. Other payables are mainly credit card payables. As of December 31, 2021, the Company had 8 credit cards, one American Express is a charge card with no limit and zero interest. The remaining 7 cards had total credit limit of $85,000, and APR from 11.24% to 29.99%. As of December 31, 2021 and June 30, 2021, the Company had credit cards interest expense of $3,839 and $8,961, respectively.

18. Customer Deposits

Customer deposits amounted $887,800 and $751,919 as of December 31, 2021 and June 30, 2021, respectively. Customer deposits are mainly advanced payments from customers.

19. Convertible Notes

As of December 31, 2021 and June 30, 2021, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,363,698 and $1,439,116, respectively.

Convertible notes issued prior to the year ended June 30, 2021 were as follows:

Convertible note 1: On August 24, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2021, the note is in default.

Convertible note 2: On September 18, 2012, the Company entered into a convertible promissory note with an accredited investor for $25,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2021, the note is in default.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

Convertible note 3: On December 21, 2012, the Company entered into a convertible promissory note with an accredited investor for $100,000. The note has a term of six (6) months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2021, the note is in default.

Convertible note 4: On November 16, 2018, the Company entered into a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of December 31, 2021, the note is in default.

Convertible note 5: On December 3, 2018, the Company entered into a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of December 31, 2021, the note is in default.

Convertible note 6: On October 31, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $139,301. The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is $0.008 per share. On October 1, 2020, the Company entered an amendment to settlement note to amend the conversion price at 60% of the lowest trading bid price in the 20 consecutive trading days immediately preceding to the conversion date. On November 10, 2021, the original note with unpaid interest was assigned to an accredited investor (“Assignee”). See Convertible note 16 below.

Convertible note 7: On November 1, 2019, the Company entered a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is $0.008 per share. On October 1, 2020, the Company entered an amendment to settlement note to amend the conversion price at 60% of the lowest trading bid price in the 20 consecutive trading days immediately preceding to the conversion date. On November 10, 2021, the original note with unpaid interest was assigned to an accredited investor (“Assignee”). See Convertible note 16 below.

Convertible note 8: On September 8, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $110,000 (includes $10,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of December 31, 2021, the note has been fully converted.

Convertible note 9: On September 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $227,700 (includes $20,700 OID and $7,000 legal expense). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2021, the note holder converted $117,700 of the principal amount plus $7,352 accrued interest expense into 90,167,551 shares of the Company’s common stock. As of December 31, 2021, the note has been fully converted.

Convertible note 10: On September 24, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $212,300 (includes $19,300 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of December 31, 2021, the note was in default. The Company recorded additional $63,690 principal due to default breach occurred during the six months ended December 31, 2021.

Convertible note 11: On October 8, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $231,000 (includes $21,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of December 31, 2021, the note was in default. The Company recorded additional $69,300 principal due to default breach occurred during the six months ended December 31, 2021.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

Convertible note 12: On October 13, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $275,000 (includes $25,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of December 31, 2021, the note was in default. The Company recorded additional $82,500 principal due to default breach occurred during the six months ended December 31, 2021.

Convertible note 13: On November 10, 2020, the Company entered a convertible promissory note with an accredited investor for a total amount of $58,300 (includes $5,300 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2021, the note has been fully converted.

Convertible note 14: On February 8, 2021, the Company entered a convertible promissory note with an accredited investor for a total amount of $69,300 (includes $6,300 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2021, the note has been fully converted.

Convertible note 15: On June 14, 2021, the Company issued a convertible promissory note with an accredited investor for a total amount of $300,000. The note is due in three years and bear an interest rate of 1%. The conversion price for the note is the lesser of $0.0036 and 85% of the lesser of (i) 5 days VWAP on the trading day preceding the conversion date, and (ii) the VWAP on the conversion date. “VWAP” means, for any date, the price determined by the first of the following clauses that applies: (a) if the Common Stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the Common Stock for such date (or the nearest preceding date) on the Trading Market on which the Common Stock is then listed or quoted as reported by Bloomberg L.P. (based on a Trading Day from 9:30 a.m. (New York City time) to 4:02 p.m. (New York City time)), (b) if OTCQB or OTCQX is not a Trading Market, the volume weighted average price of the Common Stock for such date (or the nearest preceding date) on OTCQB or OTCQX as applicable, (c) if the Common Stock is not then listed or quoted for trading on OTCQB or OTCQX and if prices for the Common Stock are then reported in the “Pink Sheets” published by OTC Markets, Inc. (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Stock so reported, or (d) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Holders of a majority in interest of the Debentures then outstanding and reasonably acceptable to the Company, the fees and expenses of which shall be paid by the Company.

Convertible note 16: On November 10, 2021, the Company entered into an assignment and assumption agreement with the assignor and assignee for two assigned convertible notes in total face value of $277,903, which consists $239,300 of principal and $38,603 of unpaid interest. The new note is due 360 days after issuance and bears an interest rate of 10% per annum. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

In connection with the convertible debt, debt discount balance as of December 31, 2021 and June 30, 2021 were $234,435 and $391,086, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

20. Derivative liabilities

The derivative liability is derived from the conversion features in note 19 and stock warrant in note 21 All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of December 31, 2021 and June 30, 2021, the derivative liability was $2,222,310 and $2,217,361, respectively. The Company recorded $65,073 loss and $3,992,108 gain from changes in derivative liability during the six months ended December 31, 2021 and December 31, 2020, respectively. The Binomial model with the following assumption inputs:

June 30, 2021
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	0.01-0.46%
Expected Volatility	89-236%

December 31, 2021
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	0.05-0.53%
Expected Volatility	127-234%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2021	$2,217,361
Additions	$708,948
Mark to Market	$65,073
Cancellation of Derivative Liabilities Due to Cash Repayment	$—
Reclassification to APIC Due to Conversions	$(769,071)
Ending Balance, December 31, 2021	2,222,310

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

21. Stock warrants

On September 7, 2018, the Company entered into a settlement agreement with several investors to settle all disputes by issuing additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of December 31, 2021 and June 30, 2021, the fair value of the warrant liability was $405 and $1,042, respectively.

On February 4, 2020, the Company entered into a warrant agreement with an accredited investor for up to 10,000,000 shares of common stock of the Company at an exercise price of $0.008 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $80,000. As of December 31, 2021 and June 30, 2021, the fair value of the warrant liability was $6,000 and $20,000, respectively.

As of December 31, 2021 and June 30, 2021, the total fair value of the warrant liability was $6,405 and $21,042, respectively.

22. Note payable

Note Payable Due to Bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of 0.25% above the prime rate (5.5% as of December 20, 2018). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of December 31, 2021 and June 30, 2021, the loan principal balance was $25,982 and $25,982, respectively.

Notes Payable Due to Non-related Parties

On June 15, 2018, the Company entered into a promissory note with an accredited investor. The original principal amount was $20,000 and the note bears 8% interest per annum. The note was payable upon demand. As of December 31, 2021 and June 30, 2021, this note had a balance of $20,000 and $20,000, with unpaid accrued interest expenses of $12,900 and $11,000, respectively.

On October 6, 2020, the Company entered into a promissory note with Darryl Kuecker, and Shirley Ann Hunt (the “Trustee”) for borrowing $1,390,000 with annual interest rate of 6% due in 30 years. Darryl Kuecker, Trustee of the 2002 Darry Keucker Revocable Trust as to an undivided 36% interest, and Shirley Ann Hunt, Trustee of the 2002 Shirley Ann Hunt Revocable Trust as to an undivided 64% interest. Principal and interest shall be payable on monthly basis, in installments of $8,333.75, beginning on November 1, 2020 and until September 1, 2050. Payments to be divided and made separately to each beneficiary per the beneficiary’s instruction: $3,000.15 to Darryl Kuecker, Trustee and $5,333.60 to Shirley Hunt, Trustee. As of December 31, 2021 and June 30, 2021, the Company has an outstanding balance of $1,368,479 and $1,378,222, respectively. For the periods ended December 31, 2021 and year ended June 30, 2021, the Company paid interest expense of $41,238 and $57,892, respectively.

On May 12, 2021, the Company entered into a promissory note with Lemon Glow Shareholders. The original principal amount was $3,976,000 and the note bears interest at the rate of 5% per year 36 monthly payments commencing on June 15, 2021. As of December 31, 2021 and June 30, 2021, the note had a remaining balance of $3,519,984 and $3,626,000, respectively. As of December 31, 2021 and June 30, 2021, the note had accrued interest balance of $89,733 and $0, respectively.

On May 17, 2021, the Company entered into a note with Hyundai financing in total principal amount of $13,047. The monthly payment was $251 per month. As of December 31, 2021 and June 30, 2020, the note had an outstanding balance of $11,787 and $13,047, respectively.

Notes Payable Due to Related Parties

On January 23, 2013, the Company entered into a promissory note with a former employee of the Company. The original principal amount was $40,000 and the note bears no interest. The note was payable upon demand. As of December 31, 2021 and June 30, 2021, this note had a balance of $0 and $15,427, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

23. Loans payable

On October 1, 2017, SGMD entered a straight promissory note with Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of December 31, 2021 and June 30, 2021, the note was in default and the outstanding balance under this note was $36,695 and $49,541, respectively.

During the year ended June 30, 2019, the Company entered a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of December 31, 2021 and June 30, 2021, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On June 6, 2019, SWC entered an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of December 31, 2021 and June 30, 2021, the outstanding balance under this loan were $15,701 and $19,506, respectively.

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

As of December 31, 2021 and June 30, 2021, the total outstanding PPP loan balance was $606,495 and $256,495, respectively.

On November 20, 2020, the Company entered into a loan with the Business Backer for borrowing $215,760. The note bear an interest rate of 4% and due in 15 months. The weekly instalment payment is $3,425. As of December 31, 2021 and June 30, 2021, the outstanding loan balance under this note was $29,166 and $109,925, respectively.

On February 15, 2021, the Company entered a loan with Manuel Rivera for borrowing $100,000 with maturity date on September 15, 2021; the note bears a monthly interest of $3,500 for 7 months. The Company shall pay the investor a fee of $70,000 within 45 days of its first harvest. As of December 31, 2021 and June 30, 2021, the outstanding loan balance under this note was $100,000 and $100,000, respectively. As of December 31, 2021 and June 30, 2021, the unpaid interest expense under this note was $14,000 and $35,000, respectively.

On March 24, 2021, the Company entered into auto loan agreement with John Deere Financial for an auto loan of $69,457 for 60 months at annual percentage rate of 2.85%. As of December 31, 2021 and June 30, 2021, the Company has an outstanding balance of $60,752 and $65,726, respectively.

On August 4, 2021, the Company entered into a loan with Coastline Lending Group of $490,000 which to be secured by a deed of trust on the real property at 5058 Valley Blvd, Los Angeles, CA90032. The loan has an interest only payment of $3,471 per month with a term of 36 months. The loan bears an interest rate at 8.5% per annum with maturity date on August 14, 2024. As of December 31, 2021, the Company has an outstanding balance of $490,000.

On October 1, 2021, the Company entered into five auto loan agreements with Ally Auto to purchase five Ram Cargo Vans in total finance amount of $124,332 for 60 months at annual percentage rate of 6.44%. The monthly payment is $418 per vehicle. As of December 31, 2021, the Company has an outstanding balance of $117,435.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

On October 5, 2021, the Company entered into an auto loan agreement with Hitachi Capital America Corp. to purchase one Ram Cargo Van in total finance amount of $32,464 for 60 months at annual percentage rate of 8.99%. The monthly payment is $587. As of December 31, 2021, the Company has an outstanding balance of $31,563.

On October 5, 2021, the Company entered into two auto loan agreements with Hitachi Capital America Corp. to purchase two Ram Cargo Vans in total finance amount of $64,730 for 60 months at annual percentage rate of 8.99%. The monthly payment is $674 per vehicle. As of December 31, 2021, the Company has an outstanding balance of $62,932.

As of December 31, 2021 and June 30, 2021, the Company had an outstanding loan balance of $1,650,739 (consists of $814,494 current portion and $836,245 noncurrent portion) and $701,193 (consists of $392,605 current portion and $308,588 noncurrent portion), respectively.

24. Loans Payable – Related Parties

On January 23, 2013, SWC received a loan from an officer for $40,000. The amount of loan bears no interest. As of December 31, 2021 and June 30, 2021, the balance of loans payable is $0 and $12,682, respectively.

On July 7, 2016, SWC received a loan from an officer. The amount of the loan bears no interest and amortized on a monthly basis over the life of the loan. As of December 31, 2021 and June 30, 2021, the balance of the loans payable were $80,592 and $49,447, respectively.

On November 21, 2016, SWC received a loan from an officer. The amount of the loan bears no interest and due in September 30, 2017. As of September 30, 2021. the note was in default. As of December 31, 2021 and June 30, 2021, the balance of the loans payable were $0 and $83,275, respectively.

On September 1, 2017, the Company had related party transaction with LMK Capital LLC, a related party company owned by Jimmy Chan, the Company’s CEO. The amount of the loan payable/receivable bears no interest and is due on demand. As of December 31, 2021 and June 30, 2021, the balance of the loan payable to LMK were $124,287 and $15,427, respectively, and the balance of loan receivable were $0 and $0, respectively.

On May 25, 2021, Lemon Glow received a loan from an officer. The amount of the loan bears no interest and due on demand. As of December 31, 2021 and June 30, 2021, the balance of the loans were $3,000 and $3,000, respectively.

On December 14, 2021, SWC received a loan from an officer. The amount of the loan bears no interest and due on June 14, 2022. As of December 31, 2021 and June 30, 2021, the balance of the loan were $20,178 and $0, respectively.

As of December 31, 2021 and June 30, 2021, the Company had an outstanding balance of $228,057 and $163,831 owed to various related parties, respectively.

25. Shares to Be Issued

On April 19, 2018, the Company entered into a consulting agreement with TAAD, LLP. (“the Consultant”) to provide certain financial reporting preparation services. The Company will grant the Consultant 5,000,000 shares of the Company’s stock per quarter as consulting fees. As of December 31, 2021 and June 30, 2021, 15,000,000 common shares for fiscal year 2022 and 5,000,000 common shares for fiscal year 2021 have not been issued to the Consultant. As of December 31, 2021 and June 30, 2021, the Company had potential shares to be issued in total amount of $46,500 and $27,500, respectively.

Starting July 1, 2021, Mr. Jimmy Chan, the Company’s CEO, receives an annual salary of $250,000 with 50,000,000 commons shares at the end of fiscal year 2022. In addition, upon closing of each acquisition, Mr. Chan will receive 10% of the purchase price as a special bonus. As of December 31, 2021 and June 30, 2021, 37,500,000 common shares for fiscal year 2022 and 50,000,000 common shares for fiscal year 2021 have not been issued to Mr. Chan. As of December 31, 2021 and June 30, 2021, the Company recorded potential shares to be issued in total amount of $215,577 and $110,577, respectively.

As of December 31, 2021 and June 30, 2021, the Company had total potential shares to be issued to the consulting agreement of $262,077 and $138,077, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

26. Stockholder’s Equity

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

Share issuance during the three months ended December 31, 2021

During the three months ended December 31, 2021, the Company issued 214,285,714 shares of common stock for debt conversions in a total amount of $150,000.

During the three months ended December 31, 2021, the Company issued 369,999,999 shares of common stock for total cash of $444,000.

As of December 31, 2021 and June 30, 2021, the Company had 9,022,993,267 and 7,402,535,677 shares of its common stock issued and outstanding, respectively.

As of December 31, 2021 and June 30, 2021, the Company had 2,541,500 and 541,500 shares of its series B preferred stock issued and outstanding, respectively.

As of December 31, 2021 and June 30, 2021, the Company had 1 and 1 share of its series C preferred stock issued and outstanding, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

27. Commitments and contingencies

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

On June 3, 2021, the Company entered into lease agreement with William Chung, a related party of the Company for a 2021 Ford Transit Connect Van. The lease payment shall be $926 monthly on a month to month basis. The Company shall have the option to end its lease with a 30-day advanced notice or convert to lease to purchase and car will be sold at fair market value.

On June 3, 2021, the Company entered into lease agreement with William Chung, a related party of the Company for two 2021 Hyundai Accent. The lease payment shall be $612 monthly per vehicle on a month to month basis. The Company shall have the option to end its lease with a 30-day advanced notice or convert to lease to purchase and car will be sold at fair market value.

On June 3, 2021, the Company entered into lease agreement with William Chung, a related party of the Company for a 2021 Hyundai Accent. The lease payment shall be $616 monthly on a month to month basis. The Company shall have the option to end its lease with a 30-day advanced notice or convert to lease to purchase and car will be sold at fair market value.

Six Months Ended
December 31, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$154,463

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended December 31, 2021	$118,796
Remaining lease term – operating leases (in years)	2.25
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:

Operating leases
Short-term right-of-use assets	$255,734
Long-term right-of-use assets	$355,129
Total operating lease assets	$610,864

Short-term operating lease liabilities	$256,579
Long-term operating lease liabilities	$385,108
Total operating lease liabilities	$641,687

Maturities of the Company’s lease liabilities are as follows:

Operating
Period ending December 31, 2021	Lease
2022	$309,770
2023	196,424
2024	175,026
2025	59,506
Total lease payments	740,726

Less: Imputed interest/present value discount	(99,040)
Present value of lease liabilities	$641,687

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

28. Subsequent events

On January 1, 2022, the Company entered a convertible note with an accredited investor for a total amount of $450,000. The note is due January 1, 2025 and bears interest at a rate of 1%. The conversion price for the note is the lesser of (i) $0.001 and (ii) 85% of the lesser of (a) 5 days VWAP on the trading day preceding the conversion date, and (b) the VWAP on the conversion date.

On January 5, 2022, the Company entered a convertible note with an accredited investor for a total amount of $485,000 (includes $48,500 OID). The note is due on January 5, 2023 and bears interest at a rate of 8%. The conversion price for the note is $0.0007 per share.

On January 6, 2022, Sugarmade, Inc. (the “Company”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Dutchess Capital Growth Fund LP (“Dutchess”) providing for an equity financing facility (the “Equity Line”). The Purchase Agreement provides that upon the terms and subject to the conditions in the Purchase Agreement, Dutchess is committed to purchase up to $10,000,000 of shares of the Company’s common stock over the 36-month term of the Purchase Agreement (the “Term”), which Term commences immediately following the initial date of effectiveness of the Registration Statement referenced below (the “Total Commitment”).

Under the terms of the Purchase Agreement, Dutchess will not be obligated to purchase shares of common stock unless and until certain conditions are met, including but not limited to a Registration Statement on Form S-1 (the “Registration Statement”) becoming effective which registers Dutchess’ resale of any common stock purchased by Dutchess under the Equity Line. The Purchase Agreement obligates the Company to file the Registration Statement within 45 business days of January 6, 2022.

From time to time during the Term, the Company, in its sole discretion, may provide Dutchess with one or more drawdown notices (each, a “Drawdown Notice”), to purchase a specified number of shares of common stock (“Drawdown Notice Shares”), subject to the limitations discussed below. The actual amount of proceeds the Company will receive pursuant to each Drawdown Notice (the “Investment Amount”) is to be determined by multiplying the number of Drawdown Notice Shares by 93% of the lowest traded price of the common stock during the five business days prior to the Closing Date. Closing Date shall mean the date that is eight business days after the Clearing Date. Clearing Date shall mean the first business day that the Dutchess holds the Drawdown Notice Shares in its brokerage account and is eligible to trade the shares.

The maximum number of shares of common stock to be purchased pursuant to any single Drawdown Notice cannot exceed the lesser of (i) $250,000; (ii) 200% of the average daily traded value of the Drawdown Notice Shares during the five days immediately preceding the Drawdown Notice date; or (iii) that number of shares that would cause Dutchess to beneficially own 4.99% of the number of shares of the common stock outstanding immediately prior to the issuance of the Drawdown Notice Shares.

In order to deliver a Drawdown Notice and sell Drawdown Notice Shares to Dutchess, certain conditions set forth in the Purchase Agreement must be met, including: (a) the representations and warranties of the Company shall be true and correct in all material respects as of the date of the Purchase Agreement and the applicable closing date; (b) since the date of the Company’s most recent filing with the Securities and Exchange Commission (the “SEC”), no event that had or is reasonably likely to have a material adverse effect has occurred; (c) the Company has no knowledge of an event it reasonably deems more likely than not to have the effect of causing the Registration Statement to be suspended or otherwise ineffective within 15 days following the delivery of the Drawdown Notice; and (d) the Company shall have performed, satisfied and complied in all material respects its obligations under the Purchase Agreement. Notwithstanding the forgoing, the Company shall not issue any Drawdown Notice Shares if the issuance of such shares would exceed the aggregate number of shares of common stock which the Company may issue without breaching the Company’s obligations under the rules and regulations of the principal market upon which the common stock trades, or if the issuance would violate such principal market’s shareholder approval requirements.

The Purchase Agreement contains customary representations, warranties, and covenants by, among, and for the benefit of the parties. Unless earlier terminated, the Purchase Agreement will terminate automatically on the earlier to occur of: (i) the end of the 36-month Term; (ii) the date that the Company sells and Dutchess purchases the Total Commitment amount; (iii) the date that the Registration Statement is no longer effective; or (iv) the occurrence of certain specified insolvency or bankruptcy-related events. The Company may terminate the Purchase Agreement at any time by written notice to Dutchess in the event of a material breach of the agreement by Dutchess.

The Purchase Agreement also provides for mutual cross-indemnification of the parties and their affiliates in the event that either party incurs losses, liabilities, obligations, claims, damages, liabilities, costs, and expenses resulting from a breach of representations, warranties, covenants, or agreements under the Purchase Agreement; an untrue or misleading statement or misleading omission in the Registration Statement or any preliminary or final prospectus pursuant thereto; or a violation or alleged violation of federal or state securities laws and regulations.

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

Cannabis products delivery service and sales: As a joint owner in the Budcars licensed cannabis delivery service brand (“Budcars” or the “Budcars Brand”). Budcars operates a licensed cannabis delivery service in the Sacramento, California area. During early 2020, the Company entered into an agreement with Indigo Dye Group (“Indigo”) to acquire a 40% stake in the Budcars Brand and in the Sacramento delivery operations. Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars. Upon exercise of this option, the Company would acquire a controlling interest in Indigo. As of December 31, 2021, the option has not yet been exercised and the Company’s stake in Budcars was at 40%.

Starting on October 1, 2020, the Company plans to open new locations via purchasing equity in other franchise brands to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2020, the Company made $59,370 additional payments, and hold approximately 32% of the ownership of Indigo. As of December 31, 2021, the Company recorded equity method investment in affiliates at $380,660, net with $60,747 loss from equity method investment.

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

Results of Operations

The following table sets forth the results of our operations for the three months ended December 31, 2021 and 2020.

	For the three months ended
	December 31,
	2021	2020

Net Sales	$1,235,825	$300,652
Cost of Goods Sold:	461,873	242,531
Gross profit	773,952	58,121
Operating Expenses	1,958,871	634,704
Loss from Operations	(1,184,919)	(576,583)
Other non-operating Expense:	(1,709,813)	(1,077,700)
Equity Method Investment Loss	(16,270)	(2,114)
Less: net income attributable to the noncontrolling interest	(54,168)	—
Net Loss	$(2,856,834)	$(1,656,397)

Revenues

For the three months ended December 31, 2021 and 2020, revenues were $1,235,825 and $300,652, respectively. The increase was primarily due to the sales increase in cannabis delivery services.

Cost of goods sold

For the three months ended December 31, 2021 and 2020, costs of goods sold were $461,873 and $242,531, respectively. The increase was primarily due to the Company had more sales from it’s paper product business compared to prior year.

Gross profit

For the three months ended December 31, 2021 and 2020, gross profit was $773,952 and $58,121, respectively. The increase was primarily due to the high profit for the cannabis delivery services.

Operating expenses

For the three months ended December 31, 2021 and 2020, operating expenses were $1,958,871 and $634,704, respectively. The increase was mainly due to the increase in advertising and payroll expenses for the cannabis delivery services.

Other non-operating expense

The Company had total other non-operating expense of $1,709,813 and $1,077,700 for the three months ended December 31, 2021 and 2020, respectively. The increase in non-operating expense is related to the accounting for the changes in fair value of derivative liabilities.

Net loss

Net loss totaled $2,856,834 for the three months ended December 31, 2021, compared to a net loss of $1,656,397 for the three-month period ended December 31, 2020. The increase was mainly due to the accounting for the changes in derivative liabilities due to conversions.

The following table sets forth the results of our operations for the six months ended December 31, 2021 and 2020.

	For the six months ended
	December 31,
	2021	2020

Net Sales	$2,404,603	$2,446,979
Cost of Goods Sold:	848,812	1,272,429
Gross profit	1,555,794	1,174,550
Operating Expenses	3,993,315	2,619,720
Loss from Operations	(2,437,521)	(1,445,170)
Other non-operating Expense:	(2,315,454)	1,072,096
Equity Method Investment Loss	(60,747)	(2,114)
Less: net income attributable to the noncontrolling interest	(361,519)	—
Net Loss	$(4,452,203)	$(375,188)

Revenues

For the six months ended December 31, 2021 and 2020, revenues were $2,404,603 and $2,446,979, respectively. The decrease was primarily due to the deconsolidation of Indigo Dye for the cannabis delivery services.

Cost of goods sold

For the six months ended December 31, 2021 and 2020, costs of goods sold were $848,812 and $1,272,429, respectively. The decrease was primarily due to the deconsolidation of Indigo Dye for the cannabis delivery services.

Gross profit

For the six months ended December 31, 2021 and 2020, gross profit was $1,555,794 and $1,174,550, respectively. The increase was primarily due to the growth of NUG cannabis delivery services.

Operating expenses

For the six months ended December 31, 2021 and 2020, operating expenses were $3,993,315 and $2,619,720, respectively. The increase was primarily due to the advertising and promotion expense of cannabis delivery services.

Other non-operating expense

The Company had total other non-operating expense of $2,315,453 and $1,072,096 income for the six months ended December 31, 2021 and 2020, respectively. The increase in non-operating expense is related to the accounting for the changes in fair value of derivative liabilities.

Net loss

Net loss totaled $4,452,203 for the six months ended December 31, 2021, compared to a net loss of $375,188 for the six months ended December 31, 2020. The decrease was mainly due to the accounting for the changes in derivative liabilities due to conversions.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of December 31, 2021, our Company had cash balance of $63,375, current assets totaling $2,185,432 and total assets of $18,191,627. We had current and total liabilities totaling $9,811,412 and $15,986,793, respectively. As of December 31, 2021, stockholders’ equity totaled $2,204,843.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2021 and 2020:

	2021	2020
Cash (used in) provided by:
Operating activities	$(2,399,196)	$(2,167,187)
Investing activities	(1,213,278)	-
Financing activities	2,278,905	2,086,732

Net cash used in operating activities was $2,399,196 for the six months ended December 31, 2021, and $2,167,187 for the six months ended December 31, 2020. The decrease was attributable to the changes in accounts receivable, prepayments, and other payables.

Net cash used in investing activities was $1,213,278 for the six months ended December 31, 2021, and $0 for the six months ended December 31, 2020. The increase was attributable to purchase of new vehicles and land improvements.

Net cash provided by financing activities was $2,278,905 for the six months ended December 31, 2021 and $2,086,732 for the six months ended December 31, 2020. The increase in cash inflow in 2021 was mainly due to proceeds from common stock issuance.

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

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of December 31, 2021, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $2,000,000.

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2021, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2021. The interim results for the period ended December 31, 2021 are not necessarily indicative of the results for the full fiscal year.

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

Property, plant and equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Machinery and equipment	3-5 years
Furniture and equipment	1-15 years
Vehicles	2-5 years
Leasehold improvements	5-30 years
Building	31.5 years
Production molding	5 years

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended December 31, 2021 and 2020.

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, there was $0 and $43,800 impairment loss of its long-lived assets as of December 31, 2021 and June 30, 2021, respectively.

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

Loss per share

We calculate basic loss per share by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted loss per share when their effect is dilutive.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the six months ended December 31, 2021.

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

The Company’s financial statements reflect that substantially all of its operations are conducted in three industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts approx. 39% of the Company’s revenues; (2) Cannabis products delivery service and sales, which accounts approx. 61% of the Company’s total revenues.

New accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and period ended December 31, 2021.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company have adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and period ended December 31, 2021.

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

On March 2021, the FASB issued Accounting Standards Update (ASU) 2021-03, “Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events” (“ASU 2021-03”). The amendments in ASU 2021-03 provide private companies and not-for-profit (NFP) entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in FASB Accounting Standards Codification (FASB ASC) 350-20, Intangibles—Goodwill and Other—Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of March 30, 2021. The Company have adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and period ended December 31, 2021.

On April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-04 on its financial statements.

On July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”, which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements for the period ended December 31, 2021.

On July 2021, the FASB issued ASU 2021-07, “Stock Compensation (Topic 718): Stock Compensation” (“ASU 2021-07”) to address the concerns from stakeholders about the cost and complexity of determining the fair value of equity-classified share-based awards for private companies. It specifically permits private companies to use 409A valuations prepared under US Treasury regulations to estimate the fair value of certain awards under ASC 718. The Update is effective for private companies in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-07 on its financial statements.

On August 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”) to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance as if the acquirer had originated the contract. That is, such acquired contracts will not be measured at fair value. ASU 2021-08 is effective for privately held companies with fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of ASU 2021-08 on its financial statements.

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

As required by the SEC Rule 13a-15€ and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective because the Company is relatively inexperienced with certain complexities within U.S. GAAP and SEC reporting.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

ITEM 1 – LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. Except as set forth below, as of December 31, 2021, there were no legal claims pending or threatened against the Company that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs an aggregate of $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two notes of approximately $80,000. As of December 31, 2021, there remains a balance, plus accrued interest on the $258,858 and on the $80,000 due under the notes.

ITEM 1A – RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2021, the Company issued the following shares:

●	369,999,999 shares of common stock for cash of $444,000.

●	589,886,162 shares of common stock upon conversion of convertible notes of $535,266.

●	660,571,429 shares of common stock for Lemon Glow acquisition in total fair value of $1,849,600.

●	2,000,000 shares of series B preferred stock for Lemon Glow acquisition in total fair value of $5,600,000.

All of the aforementioned securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

During the six months ended December 31, 2021, the Company’ Tier 2 Regulation A Offering has been completed and was fully subscribed:

●	3,000,000 shares of common stock were issued for a total fair value of $5,088,000.

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

Sugarmade, Inc.

February 22, 2022	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

-42-