Form 10-Q
period 2022-03-31
Sugarmade, Inc.
filed 2022-05-23
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

At May 17, 2022, there were 11,241,280,793 shares of common stock issued and outstanding.

SUGARMADE, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

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

PART 1: Financial Information

Item 1 Financial Statements

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2022	June 30, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	148,236	1,396,944
Accounts receivable, net	652,526	435,598
Inventory, net	527,212	441,582
Loan receivables, current	196,000	-
Trading securities, at market value	-	1,451,922
Other current assets	253,155	182,457
Right of use asset, current	250,032	243,406
Total current assets	2,027,161	4,151,909
Non-current assets:
Property, plant and equipment, net	3,790,462	2,749,340
Intangible asset, net	10,155,441	10,650,394
Goodwill	757,648	757,648
Loan receivables, noncurrent	-	196,000
Right of use asset, noncurrent	299,229	486,253
Equity method investments in affiliates	372,330	441,407
Total noncurrent assets	15,375,110	15,281,042
Total assets	17,402,271	19,432,951

Liabilities and stockholders’ equity (deficiency)
Current liabilities:
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	2,589,383	2,058,839
Customer deposits	905,093	751,919
Customer overpayment	69,372	59,953
Other payables	549,856	750,485
Accrued interest	679,776	509,997
Accrued compensation and personnel related payables	-	15,471
Notes payable - current	20,000	33,047
Notes payable - related parties, current	-	15,427
Lease liability - current	265,335	239,521
Loans payable - current	874,962	392,605
Loan payable - related parties, current	208,915	163,831
Convertible notes payable, net, current	1,006,362	1,421,694
Derivative liabilities, net	5,425,741	2,217,361
Warrants liabilities	4,289	21,042
Shares to be issued	275,827	138,077
Total current liabilities	12,900,893	8,815,251
Non-current liabilities:
Loans payable, noncurrent	830,788	308,588
Note payable, noncurrent	4,885,483	4,997,323
Convertible notes payable, net, non-current	428,818	17,422
Lease liability	325,781	524,149
Total noncurrent liabilities	6,470,870	5,847,482
Total liabilities	19,371,763	14,662,733

Stockholders’ equity (deficiency):
Series A preferred stock, $0.001 par value, 7,000,000 shares authorized 0 and 0 shares issued outstanding at March 31, 2022 and June 30, 2021, respectively	-	-
Series B preferred stock, $0.001 par value, 2,999,999 shares authorized 2,541,500 and 541,500 shares issued outstanding at March 31, 2022 and June 30, 2021, respectively	2,542	542
Series C preferred stock, $0.001 par value, 1 share authorized, 1 and 1 share issued outstanding at March 31, 2022 and June 30, 2021, respectively	-	-
Common stock, $0.001 par value, 20,000,000,000 shares authorized, 10,172,993,267 and 7,402,535,677 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	10,172,992	7,402,536
Additional paid-in capital	72,119,269	64,841,654
Share to be issued, preferred stock	-	5,600,000
Subscription receivable	-	(500,000)
Share to be issued, common stock	40,008	1,889,608
Accumulated deficit	(83,745,587)	(74,364,466)
Total stockholders’ equity (deficiency)	(1,410,776)	4,869,874
Non-controlling Interest	(558,716)	(99,656)
Total stockholders’ equity (deficiency)	(1,969,492)	4,770,218
Total liabilities and stockholders’ equity (deficiency)	17,402,271	19,432,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenues, net	$1,285,300	$404,843	3,689,906	$2,851,822
Cost of goods sold	495,217	229,818	1,344,029	1,502,247
Gross profit	790,083	175,025	2,345,877	1,349,575

Selling, general and administrative expenses	602,717	300,188	1,899,601	1,446,038
Advertising and promotion expense	336,824	99,481	1,395,938	378,068
Marketing and research expense	53,805	48,324	126,210	364,580
Professional expense	258,880	137,399	759,630	756,444
Salaries and wages	455,864	174,634	1,396,026	368,616
Stock compensation expense	463,750	16,250	587,750	82,250
Total operating expenses	2,171,840	776,276	6,165,155	3,395,996

Loss from operations	(1,381,757)	(601,251)	(3,819,278)	(2,046,421)

Non-operating income (expense):
Other income	16,643	1,957	19,535	5,099
Gain in loss of control of VIE	-	-	-	313,928
Interest expense	(280,737)	(725,688)	(1,531,965)	(1,920,660)
Bad debts	(235)	(256)	(242)	(133,235)
Change in fair value of derivative liabilities	(2,788,496)	(3,485,549)	(2,853,569)	506,559
Warrant income (expense)	2,116	(14,694)	16,753	55,695
Loss on settlement	-	-	-	(80,000)
Loss on asset disposal	(4,767)	-	(4,795)	-
Amortization of debt discount	(125,812)	(759,219)	(282,463)	(2,605,144)
Amortization of intangible assets	(492,937)	-	(494,954)	-
Other expenses	-	(1,459)	-	(55,054)
Unrealized gain on securities	(12,153)	-	(870,132)	-
Total non-operating expenses, net	(3,686,378)	(4,984,908)	(6,001,832)	(3,912,812)
Equity method investment loss	(8,330)	-	(69,077)	(2,114)
Net loss	$(5,076,465)	$(5,586,159)	$(9,890,187)	$(5,961,347)

Less: net loss attributable to the non-controlling interest	(147,548)	(48,756)	(509,067)	(48,756)
Net loss attributable to SugarMade Inc.	$(4,928,917)	$(5,537,403)	$(9,381,120)	$(5,912,591)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding *	9,200,365,590	4,121,621,837	8,855,737,902	3,247,070,176

*	Shares issuable upon conversion of convertible debt and exercising of warrants were excluded in calculating diluted loss per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Common stock		Additional paid-in	Shares to be issued, common	Shares to be cancelled, preferred	Subscription Receivable -	Common Shares	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	shares	shares	CS	Subscribed	Subscribed	deficit	Interest	Equity

Balance at June 30, 2021	-	$-	541,500	$542	1	$-	7,402,535,677	$7,402,536	$64,841,655	5,600,000	$-	$(500,000)	$1,889,608	$-	$(74,364,466)	$(99,656)	$4,770,218
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	-	-	576,214	-	-	-	-	-	-	-	576,214
Shares issued for conversions	-	-	-	-	-	-	375,600,448	375,600	9,665	-	-	-	-	-	-	-	385,266
Shares issued for acquisition	-	-	2,000,000	2,000	-	-	660,571,429	660,571	6,787,029	(5,600,000)	-	-	(1,849,600)	-	-	-	-
Shares issued for subscription receivable - common stock			-	-	-	-	-	-	-	-	-	500,000	-	-	-	-	500,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,595,367)	(307,351)	(1,902,718)
Balance at September 30, 2021	-	$-	2,541,500	$2,542	1	$-	8,438,707,554	$8,438,707	$72,214,564	$-	$-	$-	$40,008	$-	$(75,959,833)	$(407,007)	$4,328,979
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	-	-	192,857	-	-	-	-	-	-	-	192,857
Shares issued for conversions	-	-	-	-	-	-	214,285,714	214,286	(64,286)	-	-	-	-	-	-	-	150,000
Shares issued for Cash			-	-	-	-	369,999,999	370,000	74,000	-	-	-	-	-	-	-	444,000
Repayment of Capital	-	-	-	-	-	-	-	-	(50,007)	-	-	-	-	-	-	50,007	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,856,834)	(54,168)	(2,911,002)
Balance at December 31, 2021	-	$-	2,541,500	$2,542	1	$-	9,022,993,267	9,022,993	$72,367,128	$-	$-	$-	$40,008	$-	$(78,816,668)	$(411,168)	$2,204,834
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	-	-	445,000	-	-	-	-	-	-	-	445,000
Shares issued for conversions	-	-	-	-	-	-	850,000,000	850,000	(574,253)	-	-	-	-	-	-	-	275,747
Shares issued for commitment			-	-	-	-	300,000,000	300,000	(118,606)	-	-	-	-	-	-	-	181,394
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,928,917)	(147,548)	(5,076,465)
Balance at March 31, 2022	-	$-	2,541,500	$2,542	1	$-	10,172,993,267	$10,172,993	$72,119,269	$-	$-	$-	$40,008	$-	$(83,745,585)	$(558,716)	$(1,969,492)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Common stock		Additional paid-in	Shares to be issued, preferred	Shares to be cancelled, preferred	Subscription Receivable -	Common Shares	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	shares	shares	CS	Subscribed	Subscribed	deficit	Interest	Equity

Balance at June 30, 2020	2,000,000	$2,000	1,541,500	$1,542	-	$-	1,763,277,230	$1,763,278	$57,307,767	-	$-	$-	$236,008	$-	$(68,438,332)	$(11,136)	$(9,138,871)
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	-	-	1,805,188	-	-	-	-	-	-	-	1,805,188
Shares issued for conversions	-	-	-	-	-	-	1,081,411,606	1,081,412	192,048	-	-	-	-	-	-	-	1,273,459
Repayment of capital to noncontrolling minority	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(24,000)	(24,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,278,812	1,165	1,279,976
Balance at September 30, 2020	2,000,000	$2,000	1,541,500	$1,542	-	$-	2,844,688,836	$2,844,690	$59,305,003	$-	$-	$-	$236,008	$-	$(67,159,519)	$(33,971)	$(4,804,248)
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	-	-	531,591	-	-	-	-	-	-	-	531,591
Shares issued for conversions	-	-	-	-	-	-	411,171,815	411,172	(90,293)	-	-	-	-	-	-	-	320,879
Preferred stock conversions	(2,000,000)	(2,000)	-	-	-	-	360,647,019	360,647	141,353	-	-	-	-	-	-	-	502,000
Reclassification due to deconsolidation of VIE	-	-	-	-	-	-	-	-	(169,262)	-	-	-	-	-	2,396	33,971	(132,895)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,656,397)	-	(1,656,397)
Balance at December 31, 2020	-	$-	1,541,500	$1,542	-	$-	3,616,507,670	$3,616,509	$59,718,392	$-	$-	$-	$236,008	$-	$(68,813,520)	$-	$(5,239,070)
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	-	-	3,025,875	-	-	-	-	-	-	-	3,025,875
Shares issued for cash	-	-	-	-	-	-	587,222,222	587,222	424,778	-	-	-	-	-	-	-	1,012,000
Shares issued for conversions	-	-	-	-	-	-	499,374,305	499,374	(95,619)	-	-	-	-	-	-	-	403,755
Shares issued for services	-	-	-	-	-	-	15,000,000	15,000	22,500	-	-	-	-	-	-	-	37,500
Contributions from non-controlling interests in other consolidated subsidiaries	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	102,603	102,603
Shares issued to officer	-	-	-	-	-	-	-	-	1	(1)	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,537,403)	(48,756)	(5,586,159)
Balance at March 31, 2021	-	$-	1,541,500	$1,542	-	$-	4,718,104,197	$4,718,105	$63,095,927	$(1)	$-	$-	$236,008	$-	$(74,350,923)	$53,847	$(6,243,495)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,381,120)	(5,912,591)
Net loss attributable to the non-controlling interest	(509,067)	(48,756)
Adjustments to reconcile net loss to cash flows from operating activities:
Excess derivative expense	1,318,217	974,052
Loss on settlement	-	80,000
Loss on asset disposal	4,795	-
Gain on loss of control of VIE	-	(313,928)
Return on EB5 investment	-	500,000
Amortization of debt discount	282,463	2,605,144
Stock-based compensation	587,750	72,500
Change in fair value of derivative liability	2,853,569	(506,559)
Change in exercise of warrant	(16,753)	(55,694)
Depreciation	157,359	70,650
Amortization of intangible assets	494,953	1,022
Bad debt	242	133,235
Equity method investment loss	69,077	-
Unrealized loss on securities	870,132	-

Changes in assets and liabilities:
Accounts receivable	(217,170)	(73,758)
Intangible assets	-	(5,800)
Inventory	(90,425)	(157,858)
Prepayment, deposits and other receivables	(70,698)	(959,214)
Other assets	-	54,163
Other payables	(216,100)	266,876
Accounts payable and accrued liabilities	530,544	807,064
Customer deposits	162,593	199,224
Unearned revenue	-	(43,869)
Right of use assets	180,397	175,215
Lease liability	(172,554)	(173,871)
Investment to Indigo Dye	-	(564,818)
Interest payable	106,961	132,220

Net cash used in operating activities	(3,054,834)	(2,647,840)

Cash flows from investing activities:
Purchase of fixed assets	(1,198,481)	(55,810)

Net cash used in investing activities	(1,198,481)	(55,810)

Cash flows from financing activities:
Proceeds from shares issuance	430,680	1,012,000
Loan receivable	-	1,365
Loan receivable - related parties	-	(170,887)
Repayment to notes payable, net	(124,887)	-
Proceeds repayment to note payable - related parties, net	(15,427)	-
Proceeds from advanced shares issuance	500,000	-
Proceeds from loans payable, net	1,004,556	268,156
Proceeds from loans payable - related parties, net	626,876	202,207
Proceeds from convertible notes	582,810	1,874,200
Repayment of convertible notes	-	(327,700)
Reduction of cash due to Indigo deconsolidation	-	(326,811)

Net cash provided by financing activities	3,004,608	2,532,530

Net decrease in cash	(1,248,708)	(171,120)

Cash paid during the period for:
Cash, beginning of period	1,396,944	441,004
Cash, end of period	$148,236	$269,885

Cash paid interest	-	-

Supplemental information —

Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	811,016	1,998,095
Reduction in derivative liability due to conversion	1,214,072	5,362,654
Debt discount related to convertible debt	667,698	2,080,016
Shares issued for commitment	300,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

1. Nature of Business

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or the “Company”) was originally incorporated on June 5, 1986 in California as Lab, Inc., and later that month, on June 24, 1986 changed its name to Software Professionals, Inc. On May 21, 1996, the Company changed its name to Enlighten Software Solutions, Inc. On June 20, 2007, Enlighten Software Solutions, Inc. was incorporated in Delaware for the purpose of merging with Enlighten Softwear Solutions, Inc. a California corporation so as to effect a redomicile to Delaware. On January 24, 2008, the Company changed its name to Diversified Opportunities, Inc. On May 9, 2011 we closed on a Share Exchange Agreement with Sugarmade, Inc., a California corporation founded in 2010, and on June 24, 2011 changed our name to Sugarmade, Inc.

On October 24, 2014 we acquired SWC Group, Inc., a California corporation doing business as, CarryOutSupplies.com (“Carry Out Supplies”).

Our Company operates much of its business activities through our subsidiaries, SWC Group, Inc., a California corporation (“SWC’’), NUG Avenue, Inc., a California corporation and 70% owned subsidiary of the Company (“NUG Avenue”), and Lemon Glow Company, Inc., a California corporation and wholly owned subsidiary of the Company (“Lemon Glow”).

Shares of our common stock are quoted on the OTC Pink tier of OTC Markets. Our trading symbol is “SGMD”. Our corporate website is www.sugarmade.com.

As of the date of this filing, we are involved in several business sectors and business ventures:

Paper and paper-based products: The supply of consumable products to the quick-service restaurant sub-sector of the restaurant industry, and as an importer and distributor of non-medical personal protection equipment to business and consumers, via our Carry Out Supplies subsidiary. Carry Out Supplies is a producer and wholesaler of custom printed and generic supplies, servicing more than 2,000 quick-service restaurants. The primary products are plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, edible packaging, food containers, soup containers, plastic spoons, and similar products for this market sector. This subsidiary, which was formed in 2009.

NUG Avenue investment into licensed cannabis delivery in Los Angeles area markets. On February 8, 2021, we became a majority owner of NUG Avenue, which operates a licensed and regulated cannabis delivery service out of Lynwood, California, serving the greater Los Angeles Metropolitan area (the “Lynwood Operations”). The Company currently owns 70% of NUG Avenue’s Lynwood Operations and holds first rights of refusal on NUG Avenue’s business expansion relative to the cannabis marketplace. By way of our capital injection made into NUG Avenue and via our 70% ownership position, we consolidate and recognize 100% of the revenues and 70% of profits or loss generated by NUG Avenue for its Lynwood Operations.

We believe our investment in NUG Avenue will allow us to expand our presence into the licensed and regulated cannabis marketplace. We believe the California cannabis market is still one of the largest Market currently. According to the California Department of Tax and Fee Administration, the total cannabis tax revenue from fourth-quarter of calendar year 2021 return is $308.56 million. This includes California’s cannabis excise tax, which generated $157.37 million; the cultivation tax, which generated $38.98 million; and $112.21 million in sales tax revenue from cannabis businesses. Fourth-quarter revenue shows a potential decrease of 7.5 percent from adjusted revenue figures for the third quarter. However, the total tax revenue increased about 1% compared to fourth-quarter of calendar year 2020. Source: https://www.cdtfa.ca.gov/dataportal/dataset.htm?url=CannabisTaxRevenues

Cannabis products delivery service and sales: In February 2020, the Company entered into an agreement with Indigo Dye Group Corp. (“Indigo”) to acquire a 40% stake in Budcars licensed cannabis delivery service (“Budcars”), which operates a licensed cannabis delivery service in the Sacramento, California area. Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars. Upon exercise of this option, the Company would acquire a controlling interest in Indigo. As of March 31, 2022, the option has not yet been exercised and the Company’s stake in Budcars remained at 40%. The Company plans to open new locations via purchasing equity in other franchise brands to cover delivery for the entire state of California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2020, the Company made $59,370 additional payments, and held approximately 32% of the ownership of Indigo. As of March 31, 2022, the Company recorded equity method investment in affiliates at $372,330, net with $69,077 loss from equity method investment.

Selected cannabis and hemp projects: On May 12, 2021, the Company entered into a Merger Agreement by and between Carnaby Spot Bay Corp, a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Lemon Glow Company and Ryan Santiago as shareholder representative, pursuant to which Merger Sub would merge with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). Upon the closing of the merger, Lemon Glow was merged into the Company. The purpose of the transactions was to establish a licensed and permitted entity which Sugarmade would cultivate, manufacture, and distribute cannabis to the California markets. At the time of the transactions, none of Lemon Glow, Merger Sub, or Sugarmade was permitted and licensed for such activities.

On October 28, 2021, Lemon Glow obtained a conditional Use Permit (UP) number from the Community Development Department of the County of Lake, California, which the Company believes is an important step towards the conditional UP for commercial cannabis cultivation at its property. The issuance of the conditional UP number by the County of Lake allows the Company to proceed with the state cannabis cultivation license application, and potentially obtain certain applicable permits, such as from the Department of Cannabis Control, Department of Food and Agriculture, Department of Pesticide Regulation, Department of Fish and Wildlife, The State Water Resources Control Board, Board of Forestry and Fire Protection, Central Valley or North Coast Regional Water Quality Control Board, Department of Public Health, and Department of Consumer Affairs, as may be required. The Company believes that obtaining the conditional UP number by the County of Lake could be the first step toward full approval to cultivate cannabis on up to 32 acres out of the total 640 acres of the property.

As of the date of this filing, Sugarmade is working diligently on satisfying the conditions required by the County of Lake to allow the Company to cultivate cannabis.  It is the Company’s intention to begin such activities at the earliest time possible, assuming permits are ultimately issued. Upon issuance, the company will determines the amount of acreages to grow initially based on market demand and pre-orders. However, no such license or permits have yet been issued, and applications are still pending. There can be no assurance that any such license or permits will be issued in the near future or at all.

For the 2022 cannabis cultivation season, we are embarking on a new and bold strategy to enter into contract cultivation arrangements with local Lake County, California, cultivators that have decided not to engage in their own cultivation efforts for the 2022 season. These operators have already made significant investments in infrastructure and have highly specialized personnel available that we can utilize on a contract basis for our production of cannabis.

By contracting with the owners of these already available resources, Sugarmade will gain immediate access to the marketplace based on an advantageous cost model that will place Sugarmade on par, or in some cases, at a superior cost position compared to many of the larger cannabis cultivation and distribution companies in the industry.

We are in negotiations with several local permitted and licensed operators that are agreeable to a partnership arrangement with Sugarmade to manage operations for cannabis cultivation. We are also in active negotiations on the distribution side of the business that will allow Sugarmade to bring this cultivated cannabis to the marketplace.

Invoking this dynamic short-term strategy, while continuing to develop our longer-term strategy to fully develop the large Lemon Glow property for cultivation, will allow Sugarmade to significantly advance the timeframe for gaining market share in this industry - and we believe we will be able to do so based on a cost model that will allow us to produce strong margins this cultivation season.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2021, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2021. The interim results for the period ended March 31, 2022 are not necessarily indicative of the results for the full fiscal year.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of our Company, its wholly-owned subsidiaries, SWC, Lemon Glow, Sugarrush, and its majority owned subsidiary, NUG Avenue, as well as Indigo, an equity investee. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Management endeavors to increase revenue-generating operations. While the Company’s priority is on generating cash from operations, management also seeks to raise additional working capital through various financing sources, including the sale of the Company’s equity and/or debt securities, which may not be available on commercially reasonable terms to our Company, or which may not be available at all. If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and our operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us and/or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of our common stock.

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

March 31, 2022

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

Revenue recognition

We recognize revenue in accordance with ASC No. 606, Revenue Recognition. Sugarmade applied a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three and nine months ended March 31, 2022 and 2021.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, there was $0 and $43,800 impairment loss of its long-lived assets as of March 31, 2022 and June 30, 2021, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

March 31, 2022

2. Summary of Significant Accounting Policies (continued)

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method. Intangible assets represent purchased intangible assets including developed technology and in-process research and development, technologies acquired or licensed from other companies, customer relationships, non-compete covenants, backlog, and trademarks and tradenames. Purchased finite-lived intangible assets are capitalized and amortized over their estimated useful lives. Technologies acquired or licensed from other companies, customer relationships, non-compete covenants, backlog, and trademarks and tradenames are capitalized and amortized over the lesser of the terms of the agreement, or estimated useful life. We capitalized the cannabis cultivation license acquired as part of a business combination.

Stock-based compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We estimate the fair value of employee stock options granted using the Binomial Option Pricing Model. Key assumptions used to estimate the fair value of stock options will include the exercise price of the award, the fair value of our common stock on the date of grant, the expected option term, the risk-free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our common stock. We use our company’s own data among other information to estimate the expected price volatility and the expected forfeiture rate. Stock-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the stock-based payment, whichever is more readily determinable.

Loss per share

We calculate basic loss per share by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted earning per share when their effect is dilutive.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the three and nine months ended March 31, 2022.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

The Company’s financial statements reflect that substantially all of its operations are conducted in two industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts for approximately 54% of the Company’s revenues as of March 31, 2022; and (2) cannabis products delivery service and sales, which accounted for approximately 46% of the Company’s total revenues as of March 31, 2022.

A reconciliation of the Company’s segment operating income and cost of goods sold to the unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Segment operating income
Paper and paper-based products	$690,103	$333,853
Cannabis products delivery	595,197	70,990
Total operating income	$1,285,300	$404,843

	Three Months Ended
	March 31, 2022	March 31, 2021
Segment cost of goods sold
Paper and paper-based products	$495,217	$229,818
Cannabis products delivery	-	-
Total cost of goods sold	$495,217	$229,818

	Nine Months Ended
	March 31, 2022	March 31, 2021
Segment operating income
Paper and paper-based products	$1,667,461	$1,209,476
Cannabis products delivery	2,022,445	1,642,346
Total operating income	$3,689,906	$2,851,822

	Nine Months Ended
	March 31, 2022	March 31, 2021
Segment cost of goods sold
Paper and paper-based products	$1,344,029	$854,787
Cannabis products delivery	-	647,460
Total cost of goods sold	$1,344,029	$1,502,247

New accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and period ended March 31, 2022.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

2. Summary of Significant Accounting Policies (continued)

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and period ended March 31, 2022.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

On March 2021, the FASB issued ASU 2021-03, “Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events” (“ASU 2021-03”). The amendments in ASU 2021-03 provide private companies and not-for-profit entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in ASC 350-20, Intangibles—Goodwill and Other—Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of March 30, 2021. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and period ended March 31, 2022.

On April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-04 on its financial statements.

On July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”, which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements for the period ended March 31, 2022.

On July 2021, the FASB issued ASU 2021-07, “Stock Compensation (Topic 718): Stock Compensation” (“ASU 2021-07”) to address the concerns from stakeholders about the cost and complexity of determining the fair value of equity-classified share-based awards for private companies. It specifically permits private companies to use 409A valuations prepared under U.S. Treasury regulations to estimate the fair value of certain awards under ASC 718. The Update is effective for private companies in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-07 on its financial statements.

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

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

3. Concentration

Customers

For the three months ended March 31, 2022 and 2021, our Company earned net revenues of $1,285,300 and $404,843 respectively. The vast majority of these revenues for the periods ended March 31, 2022 and March 31, 2021 were derived from a large number of customers.

For the nine months ended March 31, 2022 and 2021, our Company earned net revenues of $3,689,906 and $2,851,822 respectively. The vast majority of these revenues for the periods ended March 31, 2022 and March 31, 2021 were derived from a large number of customers.

Suppliers

For the three months ended March 31, 2022, we purchased products for sale by SWC, the Company’s wholly owned subsidiary from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory was purchased from two suppliers which accounted over 10% of the total purchases. The two suppliers accounted for 68.8% and 23.75%, respectively, of the Company’s total inventory purchase for the three months ended March 31, 2022.

For the nine months ended March 31, 2022, we purchased products for sale by SWC, the Company’s wholly owned subsidiary from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory was purchased from two suppliers which accounted over 10% of the total purchases. The two suppliers accounted for 74.03% and 19.89%, respectively, of the Company’s total inventory purchase for the nine months ended March 31, 2022.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

4. Noncontrolling Interest and Deconsolidation of VIE

Starting in the fiscal year ended June 30, 2020, the Company had a variable interest entity (Indigo), for accounting purposes. The Company owned approximately 29% of Indigo’s outstanding equity and as of September 30, 2020, involved its day-to-day operations, which gave the Company the power to direct the activities of Indigo that most significantly impact its economic performance. Accordingly, the Company recognized the carrying value of the non-controlling interest as a component of total stockholders’ equity, and the consolidated financial statements included the financial position and results of operations of Indigo as of and for the periods ended June 30, 2020 and September 30, 2020.

Starting on October 1, 2020, the Company planned to open new locations via purchasing equity in other brand/franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent from Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2020, the Company made $59,370 in additional payments, and holds approximately 32% of the ownership of Indigo. (See Note 6)

The net asset value of the Company’s variable interest in Indigo was approximately $326,812 as of October 1, 2020, the date of deconsolidation. The value of the Company’s variable interest on the date of deconsolidation was based on management’s estimate of the fair value of Indigo at that time. The Company concluded that the market approach was the most appropriate method to determine the fair value of the entity on the date of deconsolidation, given that Indigo raised equity funding from third-party investors around the same period (i.e., level 2 inputs). The Company recognized a gain on deconsolidation of approximately $313,928 with no related tax impact, which is included in other income, net on the consolidated statement of operations. As the Company is not obligated to fund future losses of Indigo, the carrying amount is the Company’s maximum risk of loss and accounted as equity method investment in affiliates in our consolidated financial statements as of and for the period ended September 30, 2021. As of March 31, 2022 and June 30, 2021, the Company recorded equity method investment in affiliates at $372,330 and $441,407, net with $69,077 and $123,412 loss from equity method investment, respectively in each case.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

5. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of March 31, 2022, there were no legal claims pending or threatened against the Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased the two notes. As of March 31, 2022, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

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

As of March 31, 2022 and June 30, 2021, the Company held cash in the amount of $148,236 and $1,396,944, respectively, including cash in hands in the amount of $74,481 and $2,026, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

7. Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable, net of allowance, of $652,526 and $435,598 as of March 31, 2022 and June 30, 2021, respectively; and allowance for doubtful accounts of $321,560 and $259,761 as of March 31, 2022 and June 30, 2021, respectively.

8. Loans Receivable

Loan receivables amounted $196,000 ($196,000 current and $0 noncurrent) and $196,000 ($0 current and $196,000 noncurrent) as of March 31, 2022 and June 30, 2021, respectively. Loan receivables primarily consist of a loan to Hempistry Inc. for business use due on July 31, 2022.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of March 31, 2022 and June 30, 2021, the balance for the inventory totaled $527,212 and $441,582, respectively. $0 was reserved for obsolescent inventory for the period ended March 31, 2022, and $0 were reserved for obsolescent inventory for the year ended June 30, 2021.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

10. Other Current Assets

As of March 31, 2022 and June 30, 2021, other current assets consisted of the following:

	For the period ended
	March 31, 2022	June 30, 2021
Prepaid Deposit	$132,776	$113,988
Prepaid Inventory	75,254	—
Prepaid Expenses	35,864	35,590
Other	9,262	32,879
Total:	$253,155	$182,457

11. Intangible Asset

On April 1, 2017, the Company entered into a distribution and intellectual property assignment agreement with Wagner Bartosch, Inc. (“Wagner”) for use of their Divider’™ used in frozen desserts and other related uses. In lieu of cash payment under the agreement, the Company was obliged to issue common shares of the Company valued at $75,000 for acquiring the use right of the distribution and intellectual property. The Company amortized this use right as an intangible asset over 10 years, and recorded $2,500 and $1,400 amortization expense for the period ended March 31, 2022 and June 30, 2021, respectively.

On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between Merger Sub, Lemon Glow and Mr. Ryan Santiago as shareholder representative, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). The Company valued the cannabis cultivation license from Lemon Glow at $10,648,378, with a remaining economic life of 9 years as of June 30, 2021. The intangible assets started to amortize at November 1, 2021 upon receipt of the conditional use permit. The Company recorded $492,454 and $0 amortization expense for the periods ended March 31, 2022 and June 30, 2021, respectively.

12. Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company’s estimates and assumptions are subject to change within the measurement period. There was $757,648 and $757,648 of goodwill recorded as of March 31, 2022 and June 30, 2021, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

13. Property, Plant and Equipment, net

As of March 31, 2022 and June 30, 2021, property, plant and equipment consisted of the following:

Fixed Assets	March 31, 2022	June 30, 2021
Office and equipment	$820,149	$820,149
Motor vehicles	421,277	166,079
Land	2,554,767	1,922,376
Building	197,609	—
Leasehold Improvement	478,904	365,620
Total	4,472,706	3,274,224
Less: accumulated depreciation	(682,243)	(524,884)
Property, Plant and Equipment, net	$3,790,462	$2,749,340

For the periods ended March 31, 2022 and June 30, 2021, depreciation expenses amounted to $157,359 and $105,982, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the periods ended March 31, 2022 and June 30, 2021.

Sugarmade, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

14. Equity Method Investments in Affiliates

Investment in Indigo Dye Inc.

For the fiscal year ended June 30, 2020, the Company accounted for its investment in Indigo as a variable interest entity. The Company owned approximately 29% of Indigo’s outstanding equity and as of December 31, 2020, and was involved its day-to-day operations, which gave the Company the power to direct the activities of Indigo that most significantly impact its economic performance. Accordingly, the Company recognized the carrying value of the non-controlling interest as a component of total stockholders’ equity, and the consolidated financial statements included the financial position and results of operations of Indigo as of and for the periods ended March 31, 2022 and June 30, 2021.

During the quarter ended December 31, 2020, the Company began plans to open new locations via purchasing equity in other brand/franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent from Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $564,819 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of March 31, 2022, the Company did not receive any distributions or dividends from Indigo. In addition, the Company impaired $69,077 of the investment as of March 31, 2022 due to lack of providing financial information from Indigo. As of March 31, 2022, the Company still held approximately 32% of the ownership of Indigo.

As of March 31, 2022, the Company recorded equity method investment in affiliates at $372,330, net with $69,077 loss from equity method investment.

15. Unrealized Gain on Securities

In October 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with iPower Inc., formerly known as BZRTH Inc. (“iPower”), a Nevada corporation, pursuant to which, among other things, the Company agreed to buy 100% of the issued and outstanding capital stock of iPower in exchange for $870,000 in cash, $7,130,000 under a promissory note, up to 650,000 shares of Sugarmade’s common stock, and up to 3,500,000 shares of Sugarmade’s Series B preferred stock.

Due to certain disputes that arose between the parties with respect to certain terms and conditions contained in the Share Exchange Agreement, the parties entered into a Rescission and Mutual Release Agreement on January 15, 2020 (the “Rescission Agreement”). Pursuant to the terms of the Rescission Agreement, iPower and its stockholders returned the shares of Sugarmade common stock and preferred stock and issued to Sugarmade 204,496 shares of the Company’s common stock valued at a current market value of $1,451,922 as of June 30, 2021. The shares are free trading.

During the nine months ended March 31, 2022, the Company sold all the 204,496 shares of iPower Inc.’s common stock for total cash of $582,688.

For the periods ended March 31, 2022 and June 30, 2021, the Company recorded unrealized (loss) gain on securities amounted $(870,132) and $1,451,922, respectively. For the periods ended March 31, 2022 and June 30, 2021, the remaining value of securities amounted to current market value of $0 and $1,451,922, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

16. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities amounted to $2,589,383 and $2,058,839 as of March 31, 2022 and June 30, 2021, respectively. Accounts payables are mainly payables to vendors and accrued liabilities are mainly accrued interest of convertible notes payables and accrued contingent liabilities.

	March 31, 2022	June 30, 2021
Accounts payable	$2,003,091	$1,464,692
Accrued liabilities	327,434	310,528
Contingent liabilities	258,858	283,619
Total accounts payable and accrued liabilities:	$2,589,383	$2,058,839

17. Other Payables

Other payables amounted to $549,856 and $750,485 as of March 31, 2022 and June 30, 2021, respectively. Other payables are mainly credit card payables. As of March 31, 2022, the Company had eight credit cards, one of which is an American Express charge card with no limit and zero interest. The remaining seven cards had an aggregate credit limit of $85,000, and annual percentage rates ranging from 11.24% to 29.99%. As of March 31, 2022 and June 30, 2021, the Company had credit cards interest expense of $5,719 and $8,961, respectively.

18. Customer Deposits

Customer deposits amounted to $905,093 and $751,919 as of March 31, 2022 and June 30, 2021, respectively. Customer deposits are mainly advanced payments from customers.

19. Convertible Notes

As of March 31, 2022 and June 30, 2021, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,435,180 and $1,439,116, respectively.

Convertible notes issued prior to the year ended June 30, 2021 were as follows:

Convertible note 1: On August 24, 2012, the Company issued a convertible promissory note with an accredited investor for $25,000. The note has a term of six months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2022, the note is in default.

Convertible note 2: On September 18, 2012, the Company issued a convertible promissory note with an accredited investor for $25,000. The note has a term of six months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2022, the note is in default.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

19. Convertible Notes (continued)

Convertible note 3: On December 21, 2012, the Company issued a convertible promissory note with an accredited investor for $100,000. The note has a term of six months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of March 31, 2022, the note is in default.

Convertible note 4: On November 16, 2018, the Company issued a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of March 31, 2022, the note is in default.

Convertible note 5: On December 3, 2018, the Company issued a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of March 31, 2022, the note is in default.

Convertible note 6: On October 31, 2019, the Company issued a convertible promissory note with an accredited investor for a total amount of $139,301. The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is $0.008 per share. On October 1, 2020, the Company entered an amendment to settlement note to amend the conversion price at 60% of the lowest trading bid price in the 20 consecutive trading days immediately preceding to the conversion date. On November 10, 2021, the original note with unpaid interest was assigned to an accredited investor. See Convertible note 16 below.

Convertible note 7: On November 1, 2019, the Company issued a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is $0.008 per share. On October 1, 2020, the Company entered an amendment to settlement note to amend the conversion price at 60% of the lowest trading bid price in the 20 consecutive trading days immediately preceding to the conversion date. On November 10, 2021, the original note with unpaid interest was assigned to an accredited investor. See Convertible note 16 below.

Convertible note 8: On September 8, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $110,000 (includes a $10,000 original issue discount “OID”). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of March 31, 2022, the note has been fully converted.

Convertible note 9: On September 10, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $227,700 (includes a $20,700 OID and $7,000 legal expense). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2021, the note holder converted $117,700 of the principal amount plus $7,352 accrued interest expense into 90,167,551 shares of the Company’s common stock. As of March 31, 2022, the note has been fully converted.

Convertible note 10: On September 24, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $212,300 (includes a $19,300 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. During the periods ended March 31, 2022, the note holder converted $105,000 of the principal amount plus $28,960 accrued interest expense into 550,000,000 shares of the Company’s common stock. As of March 31, 2022, the note was in default. The Company recorded additional $63,690 principal due to default breach occurred during the nine months ended March 31, 2022.

Convertible note 11: On October 8, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $231,000 (includes a $21,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of March 31, 2022, the note was in default. The Company recorded additional $69,300 principal due to the default that occurred during the nine months ended March 31, 2022.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

19. Convertible Notes (continued)

Convertible note 12: On October 13, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $275,000 (includes a $25,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of March 31, 2022, the note was in default. The Company recorded additional $82,500 principal due to default breach occurred during the nine months ended March 31, 2022.

Convertible note 13: On November 10, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $58,300 (includes a $5,300 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2022, the note has been fully converted.

Convertible note 14: On February 8, 2021, the Company issued a convertible promissory note with an accredited investor for a total amount of $69,300 (includes a $6,300 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. As of March 31, 2022, the note has been fully converted.

Convertible note 15: On June 14, 2021, the Company issued a convertible promissory note with an accredited investor for a total amount of $300,000. The note is due in three years and bear an interest rate of 1%. The conversion price for the note is the lesser of $0.0036 and 85% of the lesser of (i) 5 days VWAP on the trading day preceding the conversion date, and (ii) the VWAP on the conversion date. “VWAP” means, for any date, the price determined by the first of the following clauses that applies: (a) if the Common Stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the Common Stock for such date (or the nearest preceding date) on the Trading Market on which the Common Stock is then listed or quoted as reported by Bloomberg L.P. (based on a Trading Day from 9:30 a.m. (New York City time) to 4:02 p.m. (New York City time)), (b) if OTCQB or OTCQX is not a Trading Market, the volume weighted average price of the Common Stock for such date (or the nearest preceding date) on OTCQB or OTCQX as applicable, (c) if the Common Stock is not then listed or quoted for trading on OTCQB or OTCQX and if prices for the Common Stock are then reported in the “Pink Sheets” published by OTC Markets, Inc. (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Stock so reported, or (d) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Holders of a majority in interest of the Debentures then outstanding and reasonably acceptable to the Company, the fees and expenses of which shall be paid by the Company. During the periods ended March 31, 2022, the note holder converted $85,000 of the principal amount plus $1,747 accrued interest expense into 100,000,000 shares of the Company’s common stock.

Convertible note 16: On November 10, 2021, the Company entered into an assignment and assumption agreement with the assignor and assignee for two assigned convertible notes in total face value of $277,903, which consists $239,300 of principal and $38,603 of unpaid interest. The new note is due 360 days after issuance and bears an interest rate of 10% per annum. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. During the periods ended March 31, 2022, the note holder converted $84,000 of the principal amount into 200,000,000 shares of the Company’s common stock.

Convertible note 17: On January 1, 2022, the Company issued a convertible promissory note with a service provider for a total amount of $450,000. The note is due in three years and bear an interest rate of 1%. The conversion price for the note is the lesser of $0.001 and 85% of the lesser of (i) 5 days VWAP on the trading day preceding the conversion date, and (ii) the VWAP on the conversion date. “VWAP” means, for any date, the price determined by the first of the following clauses that applies: (a) if the common stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the common stock for such date (or the nearest preceding date) on the Trading Market on which the common stock is then listed or quoted as reported by Bloomberg L.P. (based on a Trading Day from 9:30 a.m. (New York City time) to 4:02 p.m. (New York City time)), (b) if OTCQB or OTCQX is not a Trading Market, the volume weighted average price of the common stock for such date (or the nearest preceding date) on OTCQB or OTCQX as applicable, (c) if the common stock is not then listed or quoted for trading on OTCQB or OTCQX and if prices for the common stock are then reported in the “Pink Sheets” published by OTC Markets, Inc. (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported, or (d) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the Holders of a majority in interest of the Debentures then outstanding and reasonably acceptable to the Company, the fees and expenses of which shall be paid by the Company.

Convertible note 18: On January 5, 2022, the Company issued a convertible promissory note with an accredited investor for a total amount of $485,000 (includes a $48,500 OID). The note is due in one year and bear an interest rate of 8%. The note is convertible into the Company’s common stock at $0.001 par value per share.

Convertible note 19: On March 23, 2022, the Company entered a convertible promissory note with an accredited investor for a total amount of $198,000 (includes a $18,000 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

In connection with the convertible debt, debt discount balance as of March 31, 2022 and June 30, 2021 was $1,020,207 and $391,086, respectively, and was being amortized and recorded as interest expenses over the term of the convertible debt.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

20. Derivative liabilities

The derivative liability is derived from the conversion features in note 19 and stock warrant in note 21 All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of March 31, 2022 and June 30, 2021, the derivative liability was $5,425,741 and $2,217,361, respectively. The Company recorded $2,853,569 loss and $506,559 gain from changes in derivative liability during the nine months ended March 31, 2022 and 2021, respectively. The Binomial model with the following assumption inputs:

June 30, 2021
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	0.01-0.46%
Expected Volatility	89-236%

March 31, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	0.74-2.45%
Expected Volatility	103-164%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2021	$2,217,361
Additions	$1,568,862
Mark to Market	$2,853,589
Cancellation of Derivative Liabilities Due to Cash Repayment	$—
Reclassification to APIC Due to Conversions	$(1,214,071)
Ending Balance, March 31, 2022	5,425,741

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

21. Stock warrants

On September 7, 2018, the Company entered into a settlement agreement with several investors to settle all disputes by issuing additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of March 31, 2022 and June 30, 2021, the fair value of the warrant liability was $289 and $1,042, respectively.

On February 4, 2020, the Company entered into a warrant agreement with an accredited investor for up to 10,000,000 shares of common stock of the Company at an exercise price of $0.008 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $80,000. As of March 31, 2022 and June 30, 2021, the fair value of the warrant liability was $4,000 and $20,000, respectively.

As of March 31, 2022 and June 30, 2021, the total fair value of the warrant liability was $4,289 and $21,042, respectively.

22. Note payable

Note Payable Due to Bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of 0.25% above the prime rate (5.5% as of December 20, 2018). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of March 31, 2022 and June 30, 2021, the loan principal balance was $25,982 and $25,982, respectively.

Notes Payable Due to Non-related Parties

On June 15, 2018, the Company entered into a promissory note with an accredited investor. The original principal amount was $20,000 and the note bears 8% interest per annum. The note was payable upon demand. As of March 31, 2022 and June 30, 2021, this note had a balance of $20,000 and $20,000, with unpaid accrued interest expenses of $13,800 and $11,000, respectively.

On October 6, 2020, the Company entered into a promissory note with Darryl Kuecker, and Shirley Ann Hunt (the “Trustee”) for borrowing $1,390,000 with annual interest rate of 6% due in 30 years. Darryl Kuecker, Trustee of the 2002 Darry Kuecker Revocable Trust as to an undivided 36% interest, and Shirley Ann Hunt, Trustee of the 2002 Shirley Ann Hunt Revocable Trust as to an undivided 64% interest. Principal and interest shall be payable on monthly basis, in installments of $8,333.75, beginning on November 1, 2020 and until September 1, 2050. Payments to be divided and made separately to each beneficiary per the beneficiary’s instruction: $3,000.15 to Darryl Kuecker, Trustee and $5,333.60 to Shirley Hunt, Trustee. As of March 31, 2022 and June 30, 2021, the Company had an outstanding balance of $1,366,476 and $1,378,222, respectively. For the periods ended March 31, 2022 and year ended June 30, 2021, the Company paid interest expense of $112,817 and $57,892, respectively.

On May 12, 2021, the Company issued a promissory note to the Lemon Glow shareholders. The original principal amount was $3,976,000 and the note bears interest at the rate of 5% per year 36 monthly payments commencing on June 15, 2021. As of March 31, 2022 and June 30, 2021, the note had a remaining balance of $3,463,389 and $3,626,000, respectively. As of March 31, 2022 and June 30, 2021, the note had accrued interest balance of $132,533 and $0, respectively.

On May 17, 2021, the Company issued a note to Hyundai financing in total principal amount of $13,047. The monthly payment was $251 per month. During the period ended March 31, 2022, the loan has been fully paid off. As of March 31, 2022 and June 30, 2021, the note had an outstanding balance of $0 and $13,047, respectively.

Notes Payable Due to Related Parties

On January 23, 2013, the Company issued a promissory note to a former employee of the Company. The original principal amount was $40,000 and the note bears no interest. The note was payable upon demand. As of March 31, 2022 and June 30, 2021, this note had a balance of $0 and $15,427, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

23. Loans payable

On October 1, 2017, the Company issued a straight promissory note to Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of March 31, 2022 and June 30, 2021, the note was in default and the outstanding balance under this note was $36,695 and $49,541, respectively.

During the year ended June 30, 2019, the Company entered into a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of March 31, 2022 and June 30, 2021, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On June 6, 2019, SWC entered into an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of March 31, 2022 and June 30, 2021, the outstanding balance under this loan were $13,771 and $19,506, respectively.

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

As of March 31, 2022 and June 30, 2021, the total outstanding PPP loan balance was $606,495 and $256,495, respectively.

On November 20, 2020, the Company entered into a loan with the Business Backer for borrowing $215,760. The note bears an interest at rate of 4% and is due in 15 months. The weekly installment payment is $3,425. As of March 31, 2022 and June 30, 2021, the outstanding loan balance under this note was $0 and $109,925, respectively.

On February 15, 2021, the Company entered into a loan with Manuel Rivera for borrowing $100,000 with maturity date on September 15, 2021; the note bears a monthly interest of $3,500 for 7 months. The Company shall pay the investor a fee of $70,000 within 45 days of its first harvest. As of December 31, 2021 and June 30, 2021, the outstanding loan balance under this note was $100,000 and $100,000, respectively. As of March 31, 2022 and June 30, 2021, the unpaid interest expense under this note was $45,500 and $14,000, respectively.

On March 24, 2021, the Company entered into auto loan agreement with John Deere Financial for an auto loan of $69,457 for 60 months at annual percentage rate of 2.85%. As of March 31, 2022 and June 30, 2021, the Company has an outstanding balance of $55,015 and $65,726, respectively.

On August 4, 2021, the Company entered into a loan with Coastline Lending Group of $490,000 which to be secured by a deed of trust on the real property at 5058 Valley Blvd, Los Angeles, CA90032. The loan has an interest only payment of $3,471 per month with a term of 36 months. The loan bears an interest rate at 8.5% per annum with maturity date on August 14, 2024. As of March 31, 2022, the Company has an outstanding balance of $490,000.

On October 1, 2021, the Company entered into five auto loan agreements with Ally Auto to purchase five Ram Cargo Vans in total finance amount of $124,332 for 60 months at annual percentage rate of 6.44%. The monthly payment is $418 per vehicle. As of March 31, 2022, the Company has an outstanding balance of $113,971.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

23. Loans payable (continued)

On October 5, 2021, the Company entered into an auto loan agreement with Hitachi Capital America Corp. to purchase one Ram Cargo Van in total finance amount of $32,464 for 60 months at annual percentage rate of 8.99%. The monthly payment is $587. As of March 31, 2022, the Company has an outstanding balance of $30,210.

On October 5, 2021, the Company entered into two auto loan agreements with Hitachi Capital America Corp. to purchase two Ram Cargo Vans in total finance amount of $64,730 for 60 months at annual percentage rate of 8.99%. The monthly payment is $674 per vehicle. As of March 31, 2022, the Company has an outstanding balance of $60,235.

On March 1, 2022, the Company entered into a short term loan with WNDR Group Inc. for borrowing $100,000. The note bears an monthly interest rate of 2% with maturity date on December 31, 2022.

As of March 31, 2022 and June 30, 2021, the Company had an outstanding loan balance of $1,705,750 (consists of $874,962 current portion and $830,788 noncurrent portion) and $701,193 (consists of $392,605 current portion and $308,588 noncurrent portion), respectively.

24. Loans Payable – Related Parties

On January 23, 2013, SWC received a loan from an officer for $40,000. The amount of loan bears no interest. As of March 31, 2022 and June 30, 2021, the balance of loans payable is $0 and $12,682, respectively.

On July 7, 2016, SWC received a loan from an officer. The amount of the loan bears no interest and amortized on a monthly basis over the life of the loan. As of March 31, 2022 and June 30, 2021, the balance of the loans payable were $60,592 and $49,447, respectively.

On November 21, 2016, SWC received a loan from an officer. The amount of the loan bears no interest and due in September 30, 2017. As of September 30, 2021. the note was in default. As of March 31, 2022 and June 30, 2021, the balance of the loans payable were $0 and $83,275, respectively.

On September 1, 2017, the Company had related party transaction with LMK Capital LLC, a related party company owned by Jimmy Chan, the Company’s CEO. The amount of the loan payable/receivable bears no interest and is due on demand. As of March 31, 2022 and June 30, 2021, the balance of the loan payable to LMK were $93,502 and $15,427, respectively, and the balance of loan receivable were $0 and $0, respectively.

On May 25, 2021, Lemon Glow received a loan from an officer. The amount of the loan bears no interest and due on demand. As of March 31, 2022 and June 30, 2021, the balance of the loans were $3,000 and $3,000, respectively.

On December 14, 2021, SWC received a loan from an officer. The amount of the loan bears no interest and due on June 14, 2022. As of March 31, 2022 and June 30, 2021, the balance of the loan were $51,821 and $0, respectively.

As of March 31, 2022 and June 30, 2021, the Company had an outstanding balance of $208,915 and $163,831 owed to various related parties, respectively.

25. Shares to Be Issued

On April 19, 2018, the Company entered into a consulting agreement with TAAD, LLP. (“the Consultant”) to provide certain financial reporting preparation services. The Company will grant the Consultant 5,000,000 shares of the Company’s stock per quarter as consulting fees. As of March 31, 2022 and June 30, 2021, 20,000,000 common shares for fiscal year 2022 and 5,000,000 common shares for fiscal year 2021 have not been issued to the Consultant. As of March 31, 2022 and June 30, 2021, the Company had potential shares to be issued in total amount of $51,500 and $27,500, respectively.

Starting July 1, 2021, Mr. Jimmy Chan, the Company’s CEO, receives an annual salary of $250,000 with 50,000,000 commons shares at the end of fiscal year 2022. In addition, upon closing of each acquisition, Mr. Chan will receive 10% of the purchase price as a special bonus. As of March 31, 2022 and June 30, 2021, 50,000,000 common shares for fiscal year 2022 and 50,000,000 common shares for fiscal year 2021 have not been issued to Mr. Chan. As of March 31, 2022 and June 30, 2021, the Company recorded potential shares to be issued in total amount of $224,327 and $110,577, respectively.

As of March 31, 2022 and June 30, 2021, the Company had total potential shares to be issued to the consulting agreement of $275,827 and $138,077, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

26. Stockholder’s Equity (Deficiency)

The Company is authorized to issue 10,000,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. On April 22, 2020, the Company filed an amendment to increase the total authorized shares to 10,010,000,000 – 10,000,000,000 of which are designated as common stock, par $0.001 per share and 10,000,000 of which are designated as preferred stock, par value $0.001 per share. On March 2, 2022, the Company filed with the Delaware Secretary of State a certificate of amendment (the “Amendment”) to the Company’s certificate of incorporation (the “Certificate of Incorporation”). The Amendment had the effect of increasing the Company’s authorized common stock from 10,000,000,000 shares to 20,000,000,000 shares.

Share issuances during the three months ended September 30, 2021

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

Share issuances during the three months ended December 31, 2021

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

Share issuances during the three months ended March 31, 2022

Material Definitive Agreement

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

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

26. Stockholder’s Equity (Continued)

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

During the three months ended March 31, 2022, the Company issued 850,000,000 shares of common stock for debt conversions in a total amount of $275,747.

During the three months ended March 31, 2022, the Company issued 300,000,000 shares of common stock for total cash of $171,943.

As of March 31, 2022 and June 30, 2021, the Company had 10,172,993,267 and 7,402,535,677 shares of its common stock issued and outstanding, respectively.

As of March 31, 2022 and June 30, 2021, the Company had 2,541,500 and 541,500 shares of its series B preferred stock issued and outstanding, respectively.

As of March 31, 2022 and June 30, 2021, the Company had 1 and 1 share of its series C preferred stock issued and outstanding, respectively.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

Nine Months Ended
March 31, 2022
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$231,694

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended March 31, 2022	$180,398
Remaining lease term – operating leases (in years)	2.00
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:

Operating leases
Short-term right-of-use assets	$250,032
Long-term right-of-use assets	$299,229
Total operating lease assets	$549,261

Short-term operating lease liabilities	$265,335
Long-term operating lease liabilities	$325,781
Total operating lease liabilities	$591,116

Maturities of the Company’s lease liabilities are as follows:

Operating
Period ending March 31, 2022	Lease
2023	$311,926
2024	171,184
2025	176,320
2026	15,096
Total lease payments	674,526

Less: Imputed interest/present value discount	(83,410)
Present value of lease liabilities	$591,116

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

28. Subsequent events

Subsequent Share Issuances

On April 1, 2022, there was one note holder elected to convert $52,027 of the convertible note into 847,000,000 shares of the Company’s common stocks.

On April 14, 2022, the Company issued 26,190,000 shares of the Company’s common stock in exchange for certain private equity and debt capital finder’s service.

Subsequent to March 31, 2022, the Company issued 192,665,527 shares of the Company’s common stock in exchange cash of $22,846 pursuant to the Common Stock Purchase Agreement with Dutchess Capital Growth Fund LP dated January 6, 2022.

Member Interest Purchase Agreements

On March 28, 2022, SugarRush Inc., a wholly owned subsidiary of Sugarmade Inc. (“Purchaser”) entered into a Membership Interest Purchase Agreement (“Agreement”) with Boulevard Nightlife Group, LLC, a California limited liability company (“BNG”) and Loud Media LLC, a California limited liability company (“LM” and together with BNG, each a “Seller”, and collectively, “Sellers”). Sellers each own a fifty percent membership interest (“MI”) and together own a one hundred percent MI of Saguaro Delivery, LLC, a California limited liability company, and which 100% MI represents all of the issued and outstanding MIs of the Company. Purchaser is pursuing a non-storefront retail or delivery license with both the Los Angeles (“City”) Department of Cannabis Regulation (“DCR”) and the California Department of Cannabis Control (“DCC”) with regard to the following location: 8212 Sunset Blvd., Los Angeles CA 90046 (the “Licensed Premises”).

Pursuant to the terms and conditions of this Agreement, Sellers hereby agree to sell to Purchaser and Purchaser hereby agrees to purchase from Sellers the Purchased MIs, with each Seller selling to Purchaser a twenty-five and one half percent (25.5%) MI, or fifty-one percent (51%) of the Purchased MIs. The total purchase price for the Purchased MIs to be paid by the Purchaser to the Sellers at the Closing shall be Fifty-one Thousand Dollars ($51,000.00), or ($1,000.00/ per Purchased MI) (the “Purchase Price”). The Purchase Price shall be paid by delivery of cash or check in the amount of Twenty-Five Thousand Five Hundred Dollars ($25,500.00) to each Seller by Purchaser at Closing. As of May 17, 2022, the Company had not made any payments to the sellers.

On May 19, 2022, the Company entered into an addendum to the Membership Interest Purchase Agreement dated March 28, 2022. Pursuant to the addendum, both parties agreed to modify the effective date of the Agreement to the date that the addendum is fully executed. In addition, the purchase price was modified to be paid toward improvements needed to the property, the costs associated with obtaining a delivery license as well as the costs of operations, not including the initial cost of the initial cannabis to initially stock the delivery. All future expenses, that exceed $51,000 shall be split by the parties in proportion to their ownership in the Saguaro.

Stock Purchase Agreement

On March 28, 2022, SugarRush Inc., a wholly owned subsidiary of Sugarmade Inc. (“Purchaser”) entered into a Stock Purchase Agreement (“Agreement”) with Boulevard Nightlife Group, LLC, a California limited liability company (“BNG”) and Loud Media LLC, a California limited liability company (“LM” and together with BNG, each a “Seller”, and collectively, “Sellers”). Sellers each constitute the only two members of the non-profit mutual benefit corporation and are in the process of converting this entity to a for-profit corporation. Of the for-profit corporation each of the Sellers will own 500 shares, and together own 1,000 shares of the issued and outstanding shares of common stock, with no par value, of Sunset Sessions, Inc., a California corporation, and which 100% of the issued and outstanding shares of the Company.

Pursuant to the terms and conditions of this Agreement, Sellers hereby agree to sell to Purchaser and Purchaser hereby agrees to purchase from Sellers the Purchased Shares, with each Seller selling to Purchaser exactly 300 shares of the Common Stock, or thirty percent (30%) of the Purchased Shares. The total purchase price for the Purchased Shares to be invested into the construction and operation of the Project, as further provided for in Section 1.3 below, shall be Two Hundred Fifty Thousand Dollars ($250,000.00), or ($833.33/ per Purchased Share). The Purchase Price shall be paid by Purchaser, as needed and toward the construction costs and operation of the business. As of May 17, 2022, the Company paid $50,000 cash as deposit to the sellers.

On May 19, 2022, the Company entered into an addendum to the Stock Purchase Agreement dated March 28, 2022. Pursuant to the addendum, both parties agreed to modify the effective date of the Agreement to the date that the addendum is fully executed. In addition, the purchase price was modified to be paid by Purchaser, as needed and toward the construction costs and operation of the business. Purchaser shall have discretion to pay individual invoices for construction or pay a general contractor directly for all phases of work to be completed. In the even the project requires additional infusion of capital over and above two hundred and fifty thousand dollars ($250,000), the Parties shall contribute the necessary additional capital in proportion to their ownership.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

28. Subsequent events (Continued)

Promissory Note Agreement

On April 27, 2022, the Company entered into a promissory note agreement with an accredited investor for a total amount of 144,200 (includes $15,450 OID). The note is due on April 27, 2023 and bears an one time interest charge of 12% (or $17,334) which was applied on the issuance date to the principal. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments each in the amount of $16,153.40. The first payment shall be due June 15, 2022 with nine subsequent payments each month thereafter.

Cultivation and Supply Agreement

On April 28, 2022, Lemon Glow Company, Inc. (“Lemon Glow”), a wholly owned subsidiary of Sugarmade, Inc. (the “Company”) and Cannabis Global, Inc. (“Cannabis Global”) entered into a Cultivation and Supply Agreement (the “Agreement”). Cannabis Global owns a majority stake of Natural Plant Extract of California, Inc. which operates a licensed cannabis manufacturing and distribution operation in Lynwood, California.

The Agreement provides that during the Spring 2022 cannabis cultivation season, Lemon Glow will outsource the cultivation of cannabis to licensed growers in Lake County, California; oversee and co-manage the cultivation; and sell cannabis to Cannabis Global conforming to its specifications. Lemon Glow will cultivate only the cannabis chemovars (commonly called “strains”) approved by Cannabis Global. The cultivation will be conducted in accordance with regulations adopted by California’s Department of Cannabis Control; Lake County, California; and other state and local governmental entities that may have legal jurisdiction over the cultivation.

Under the terms of the Agreement, Lemon Glow will present a cultivation, harvest, and processing plan to Cannabis Global by May 15, 2022 (the “Plan”). Lemon Glow will begin executing the Plan as soon as practicable thereafter with the harvest expected to occur mid-October 2022 (the “Harvest”). The Harvest will be stored as “Fresh Frozen” cannabis. Fresh Frozen cannabis is immediately flash frozen upon harvest, instead of the traditional process of drying and curing cannabis.

Under the terms of the Agreement, Cannabis Global is obligated to purchase the Harvest, up to 25,000 pounds (the “Target Yield”). Cannabis Global has an option to increase the Target Yield for subsequent growing seasons by 25% within 45 days of the current Harvest. Cannabis Global is required to pay Lemon Glow $28.00 per pound for the Fresh Frozen cannabis, up to the Target Yield. If the Target Yield is achieved, the aggregate purchase price would be $700,000 (the “Purchase Price”). The Purchase Price shall be paid as a series of cash payments and a convertible promissory note, as more fully described below.

The cash portion of the Purchase Price will be paid in cash as five $40,000 monthly installments due on the 15th of each month, commencing May 15, 2022, and a final balloon payment of up to $100,000 on October 15, 2022, depending on the size of the Harvest.

The other portion of the Purchase Price is a $400,000 convertible promissory note due April 28, 2023, bearing 8% interest per year was irrevocably issued to Lemon Glow on April 28, 2022 (the “Convertible Note”). At any time after 90 days of issuance, the Convertible Note is convertible by Lemon Glow into Cannabis Global common stock at 75% of the 10-day average closing price prior to conversion (the “Discount Price”). Interest paid on the Convertible Note is also convertible by Lemon Glow into Cannabis Global common stock at the Discount Price. Lemon Glow may not convert any amount due under the Convertible Note if, after giving effect to such conversion, Lemon Glow would beneficially own in excess of 4.99% of Cannabis Global’s outstanding common stock; provided, however, that Lemon Glow may waive this limitation on 61 days advanced notice.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

28. Subsequent events (Continued)

Events of default include, but are not limited to, failure to pay principal or interest; failure of Cannabis Global common stock to remain listed for trading on OTC Markets or a principal U.S. national securities exchange for a period of five trading days; notice to Lemon Glow that Cannabis Global cannot or will refuse to convert principal or interest into common stock; failure by Cannabis Global to convert principal or interest into common stock not remedied for three days; any default on other indebtedness in excess of $100,000; any default causing acceleration under another Cannabis Global debt obligation; the occurrence of certain bankruptcy and insolvency events; and the failure of Cannabis Global to instruct the transfer agent to remove restrictive legends when converted common stock becomes eligible for resale under Rule 144 of the Securities Act of 1933, as amended.

Upon an event of default, Lemon Glow may declare the entire unpaid principal and interest due to be payable immediately; convert the unpaid principal and interest due at the Conversion Price; or exercise such other rights as Lemon Glow may have under the Convertible Note, the Agreement, other transaction documents or applicable law. Lemon Glow may transfer, sell, pledge, hypothecate or otherwise grant a security interest in the Convertible Note, subject to certain specified restrictions. The choice of law provision provides for Nevada law to govern the Convertible Note.

Ownership of harvested cannabis will transfer to Cannabis Global upon receipt of the cannabis or upon Lemon Glow notifying Cannabis Global that it has packaged the Target Yield (the “Completion Notice”). Upon receipt of the Completion Notice, Cannabis Global has 30 days to pick up the Target Yield. If Cannabis Global has not taken possession of the cannabis within 30 days, Cannabis Global will become responsible for the ongoing cost of storage, including utilities and labor. Cannabis Global is obligated to use its best efforts to take possession of the entire Harvest within 180 days. After the 180-day period, any remaining amounts of the Harvest not picked up by Cannabis Global are considered abandoned by Cannabis Global and will become Lemon Glow’s property.

Under the terms of the Agreement, Lemon Glow warrants it shall have good title, right and authority to sell all of the cannabis, free and clear of all liens, encumbrances and restrictions of any kind. The parties agree to maintain in confidence all matters and activities relating to or undertaken pursuant to the Agreement. The Agreement contains a cross-indemnification and hold harmless provision, which includes attorney fees. The Agreement is non-assignable without mutual consent. Upon the expiration of a 15-day notice period commencing upon receipt of a notice of default which remains uncured, the non-defaulting party may immediately terminate the Agreement, seek equitable relief and damages, or cure such default at the defaulting party’s expense. The Agreement also includes an appendix forecasting future cannabis harvests. The forecasts are not legally binding upon the parties, but the parties have agreed in principle to use them when entering into renewals or new similar agreements for subsequent growing seasons. The choice of law provision provides for California law to govern the Agreement.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the Securities and Exchange Commission (“SEC”). We do not assume an obligation to update any forward- looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Quarterly Report on Form 10-Q. See “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” above.

Overview

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or the “Company”) was originally incorporated on June 5, 1986 in California as Lab, Inc., and later that month, on June 24, 1986 changed its name to Software Professionals, Inc. On May 21, 1996, the Company changed its name to Enlighten Software Solutions, Inc. On June 20, 2007, Enlighten Software Solutions, Inc. was incorporated in Delaware for the purpose of merging with Enlighten Softwear Solutions, Inc. a California corporation so as to effect a redomicile to Delaware. On January 24, 2008, the Company changed its name to Diversified Opportunities, Inc. On May 9, 2011 we closed on a Share Exchange Agreement with Sugarmade, Inc., a California corporation founded in 2010 and on June 24, 2011 changed our name to Sugarmade, Inc.

Our Company operates much of its business activities through our subsidiaries, SWC Group, Inc., a California corporation doing business as CarryOutSupplies.com (“SWC”), NUG Avenue, Inc., a California corporation and 70% owned subsidiary of the Company (“NUG Avenue”), and Lemon Glow Company, Inc., a California corporation and a wholly owned subsidiary of the Company (“Lemon Glow”). In 2014, we acquired SWC, creating the Company as it is today.

Shares of our common stock are quoted on the OTC Pink tier of OTC Markets. Our trading symbol is “SGMD”. Our corporate website is www.Sugarmade.com.

As of the date of this filing, we are involved in several business sectors and business ventures:

Paper and paper-based products: The supply of consumable products to the quick-service restaurant sub-sector of the restaurant industry, and as an importer and distributor of non-medical personal protection equipment to business and consumers, via our Carry Out Supplies subsidiary. Carry Out Supplies is a producer and wholesaler of custom printed and generic supplies, servicing more than 2,000 quick-service restaurants. The primary products are plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, edible packaging, food containers, soup containers, plastic spoons, and similar products for this market sector. This subsidiary, which was formed in 2009.

NUG Avenue investment into licensed cannabis delivery in Los Angeles area markets. On February 8, 2021, we became a majority owner of NUG Avenue, which operates a licensed and regulated cannabis delivery service out of Lynwood, California, serving the greater Los Angeles Metropolitan area (the “Lynwood Operations”). The Company currently owns 70% of NUG Avenue’s Lynwood Operations and holds first rights of refusal on NUG Avenue’s business expansion relative to the cannabis marketplace. By way of our capital injection made into NUG Avenue and via our 70% ownership position, we consolidate and recognize 100% of the revenues and 70% of profits or loss generated by NUG Avenue for its Lynwood Operations.

We believe our investment in NUG Avenue will allow us to expand our presence into the licensed and regulated cannabis marketplace. We believe the California cannabis market is still one of the largest Market currently. According to the California Department of Tax and Fee Administration, the total cannabis tax revenue from fourth-quarter of calendar year 2021 return is $308.56 million. This includes California’s cannabis excise tax, which generated $157.37 million; the cultivation tax, which generated $38.98 million; and $112.21 million in sales tax revenue from cannabis businesses. Fourth-quarter revenue shows a potential decrease of 7.5 percent from adjusted revenue figures for the third quarter. However, the total tax revenue increased about 1% compared to fourth-quarter of calendar year 2020. Source: https://www.cdtfa.ca.gov/dataportal/dataset.htm?url=CannabisTaxRevenues

Cannabis products delivery service and sales: In February 2020, the Company entered into an agreement with Indigo Dye Group Corp. (“Indigo”) to acquire a 40% stake in Budcars licensed cannabis delivery service (“Budcars”), which operates a licensed cannabis delivery service in the Sacramento, California area. Under the terms of the agreement with Indigo, Sugarmade acquired an option to purchase an additional 30% interest in Budcars. Upon exercise of this option, the Company would acquire a controlling interest in Indigo. As of March 31, 2022, the option has not yet been exercised and the Company’s stake in Budcars remained at 40%. The Company plans to open new locations via purchasing equity in other franchise brands to cover delivery for the entire state of California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent of Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $505,449 estimated fair value and changed to equity method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of December 31, 2020, the Company made $59,370 additional payments, and held approximately 32% of the ownership of Indigo. As of March 31, 2022, the Company recorded equity method investment in affiliates at $372,330, net with $69,077 loss from equity method investment.

Selected cannabis and hemp projects: On May 12, 2021, the Company entered into a Merger Agreement by and between Carnaby Spot Bay Corp, a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Lemon Glow Company and Ryan Santiago as shareholder representative, pursuant to which Merger Sub would merge with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). Upon the closing of the merger, Lemon Glow was merged into the Company. The purpose of the transactions was to establish a licensed and permitted entity which Sugarmade would cultivate, manufacture, and distribute cannabis to the California markets. At the time of the transactions, none of Lemon Glow, Merger Sub, or Sugarmade was permitted and licensed for such activities.

On October 28, 2021, Lemon Glow obtained a conditional Use Permit (UP) number from the Community Development Department of the County of Lake, California, which the Company believes is an important step towards the conditional UP for commercial cannabis cultivation at its property. The issuance of the conditional UP number by the County of Lake allows the Company to proceed with the state cannabis cultivation license application, and potentially obtain certain applicable permits, such as from the Department of Cannabis Control, Department of Food and Agriculture, Department of Pesticide Regulation, Department of Fish and Wildlife, The State Water Resources Control Board, Board of Forestry and Fire Protection, Central Valley or North Coast Regional Water Quality Control Board, Department of Public Health, and Department of Consumer Affairs, as may be required. The Company believes that obtaining the conditional UP number by the County of Lake could be the first step toward full approval to cultivate cannabis on up to 32 acres out of the total 640 acres of the property.

As of the date of this filing, Sugarmade is working diligently on satisfying the conditions required by the County of Lake to allow the Company to cultivate cannabis.  It is the Company’s intention to begin such activities at the earliest time possible, assuming permits are ultimately issued. Upon issuance, the company will determines the amount of acreages to grow initially based on market demand and pre-orders. However, no such license or permits have yet been issued, and applications are still pending. There can be no assurance that any such license or permits will be issued in the near future or at all.

For the 2022 cannabis cultivation season, we are embarking on a new and bold strategy to enter into contract cultivation arrangements with local Lake County, California, cultivators that have decided not to engage in their own cultivation efforts for the 2022 season. These operators have already made significant investments in infrastructure and have highly specialized personnel available that we can utilize on a contract basis for our production of cannabis.

By contracting with the owners of these already available resources, Sugarmade will gain immediate access to the marketplace based on an advantageous cost model that will place Sugarmade on par, or in some cases, at a superior cost position compared to many of the larger cannabis cultivation and distribution companies in the industry.

We are in negotiations with several local permitted and licensed operators that are agreeable to a partnership arrangement with Sugarmade to manage operations for cannabis cultivation. We are also in active negotiations on the distribution side of the business that will allow Sugarmade to bring this cultivated cannabis to the marketplace.

Invoking this dynamic short-term strategy, while continuing to develop our longer-term strategy to fully develop the large Lemon Glow property for cultivation, will allow Sugarmade to significantly advance the timeframe for gaining market share in this industry - and we believe we will be able to do so based on a cost model that will allow us to produce strong margins this cultivation season.

COVID-19 Impact

Our business and operating results for 2021 and 2020 were impacted by the COVID-19 pandemic. However, we have seen improvement in our business, which we expect to continue throughout the fiscal year ending June 30, 2022.

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended
	March 31,
	2022	2021

Net sales	$1,285,300	$404,843
Cost of goods sold:	495,217	229,818
Gross profit	790,083	175,025
Operating expenses	2,171,840	776,276
Loss from operations	(1,381,757)	(601,251)
Other non-operating expense:	(3,686,378)	(4,984,908)
Equity method investment loss	(8,330)	—
Less: net income attributable to the noncontrolling interest	(147,548)	(48,756)
Net loss	$(4,928,917)	$(5,537,403)

Revenues

For the three months ended March 31, 2022 and 2021, revenues were $1,285,300 and $404,843, respectively. The increase was primarily due to increased sales in cannabis delivery services during the three months ended March 31, 2022.

Cost of goods sold

For the three months ended March 31, 2022 and 2021, costs of goods sold were $495,217 and $229,818, respectively. The increase was primarily due to increased sales from the Company’s paper product business in March 31, 2022 compared to the same period in the prior year.

Gross profit

For the three months ended March 31, 2022 and 2021, gross profit was $790,083 and $175,025, respectively. The increase was primarily due to the high profit for the cannabis delivery services during the three months ended March 31, 2022.

Operating expenses

For the three months ended March 31, 2022 and 2021, operating expenses were $2,171,840 and $776,276, respectively. The increase was mainly due to increased in advertising and payroll expenses for the cannabis delivery services during the three months ended March 31, 2022.

Other non-operating expense

The Company had total other non-operating expense of $3,686,378 and $4,984,908 for the three months ended March 31, 2022 and 2021, respectively. The decrease in non-operating expense related to the accounting for the changes in fair value of derivative liabilities and decrease in interest expenses.

Net loss

Net loss totaled $4,928,917 for the three months ended March 31, 2022, compared to a net loss of $5,537,403 for the three months ended March 31, 2021. The decrease was mainly due to the increase in gross profit for the cannabis delivery services during the three months ended March 31, 2022 and decrease in the accounting for the changes in derivative liabilities due to conversions.

The following table sets forth the results of our operations for the nine months ended March 31, 2022 and 2021.

	For the Nine Months Ended
	March 31,
	2022	2021

Net sales	$3,689,906	$2,851,822
Cost of goods sold:	1,344,029	1,502,247
Gross profit	2,345,877	1,349,575
Operating expenses	6,165,155	3,395,996
Loss from operations	(3,819,278)	(2,046,421)
Other non-operating expense:	(6,001,832)	(3,912,812)
Equity method investment loss	(69,077)	(2,114)
Less: net income attributable to the noncontrolling interest	(509,067)	(48,756)
Net loss	$(9,381,120)	$(5,912,591)

Revenues

For the nine months ended March 31, 2022 and 2021, revenues were $3,689,906 and $2,851,822, respectively. The increase was primarily due to the sales increase in cannabis delivery services during the nine months ended March 31, 2022.

Cost of goods sold

For the nine months ended March 31, 2022 and 2021, costs of goods sold were $1,344,029 and $1,502,247, respectively. The decrease was primarily due to the deconsolidation of Indigo for the cannabis delivery services during the nine months ended March 31, 2022.

Gross profit

For the nine months ended March 31, 2022 and 2021, gross profit was $2,345,877 and $1,349,575, respectively. The increase was primarily due to the growth of the NUG Avenue cannabis delivery services during the current period.

Operating expenses

For the nine months ended March 31, 2022 and 2021, operating expenses were $6,165,155 and $3,395,996, respectively. The increase was mainly due to the increase in advertising and payroll expenses for the cannabis delivery services during the nine months ended March 31, 2022.

Other non-operating expense

The Company had total other non-operating expense of $6,001,832 and $3,912,812 for the nine months ended March 31, 2022 and 2021, respectively. The increase in non-operating expense is related to the increase in amortization of intangible assets and accounting for the changes in fair value of derivative liabilities.

Net loss

Net loss totaled $9,381,120 for the nine months ended March 31, 2022, compared to a net loss of $5,912,591 for the nine months ended March 31, 2021. The increase was mainly due to the increase in advertising and payroll expenses for the cannabis delivery services during the nine months ended March 31, 2022, increase in amortization of intangible assets and increase in the accounting for the changes in derivative liabilities due to conversions.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of March 31, 2022, our Company had a cash balance of $148,236, current assets totaling $2,027,161 and total assets of $17,402,271. We had current and total liabilities totaling $12,900,893 and $19,371,763, respectively, as of March 31, 2022. As of March 31, 2022, stockholders’ deficiency totaled $1,969,492.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2022 and 2021:

	2022	2021
Cash (used in) provided by:
Operating activities	$(3,054,834)	$(2,647,840)
Investing activities	(1,198,481)	(55,810)
Financing activities	3,004,608	2,532,530

Net cash used in operating activities was $3,054,834 for the nine months ended March 31, 2022, and $2,647,840 for the nine months ended March 31, 2021. The increase was attributable to the changes in accounts receivable, prepayments, and other payables.

Net cash used in investing activities was $1,198,481 for the nine months ended March 31, 2022, and $55,810 for the nine months ended March 31, 2021. The increase was attributable to purchase of new vehicles and land improvements.

Net cash provided by financing activities was $3,004,608 for the nine months ended March 31, 2022 and $2,532,530 for the nine months ended March 31, 2021. The increase in cash inflow in 2022 was mainly due to proceeds from loan payables.

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

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of March 31, 2022, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $2,000,000.

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

Management endeavors to increase revenue-generating operations. While the Company’s priority is on generating cash from operations, management also seeks to raise additional working capital through various financing sources, including the sale of the Company’s equity and/or debt securities, which may not be available on commercially reasonable terms to our Company, or which may not be available at all. If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and our operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us and/or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the current holders of our common stock.

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

Revenue recognition

We recognize revenue in accordance with ASC No. 606, Revenue Recognition. Sugarmade applied a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.

Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, there was $0 and $43,800 impairment loss of its long-lived assets as of March 31, 2022 and June 30, 2021, respectively.

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method. Intangible assets represent purchased intangible assets including developed technology and in-process research and development, technologies acquired or licensed from other companies, customer relationships, non-compete covenants, backlog, and trademarks and tradenames. Purchased finite-lived intangible assets are capitalized and amortized over their estimated useful lives. Technologies acquired or licensed from other companies, customer relationships, non-compete covenants, backlog, and trademarks and tradenames are capitalized and amortized over the lesser of the terms of the agreement, or estimated useful life. We capitalized the cannabis cultivation license acquired as part of a business combination.

Stock-based compensation

Stock based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We estimate the fair value of employee stock options granted using the Binomial Option Pricing Model. Key assumptions used to estimate the fair value of stock options will include the exercise price of the award, the fair value of our common stock on the date of grant, the expected option term, the risk-free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our common stock. We use our company’s own data among other information to estimate the expected price volatility and the expected forfeiture rate. Stock-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the stock-based payment, whichever is more readily determinable.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the three and nine months ended March 31, 2022.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

ITEM 1 – LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. Except as set forth below, as of March 31, 2022, there were no legal claims pending or threatened against the Company that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs an aggregate of $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two notes of approximately $80,000. As of March 31, 2022, there remains a balance, plus accrued interest on the $258,858 and on the $80,000 due under the notes.

ITEM 1A – RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, the Company issued the following shares:

●	300,000,000 shares of common stock for cash of $171,943.

●	850,000,000 shares of common stock upon conversion of convertible notes of $275,747.

During the nine months ended March 31, 2022, the Company issued the following shares:

●	369,999,999 shares of common stock for cash of $444,000.

●	1,439,886,162 shares of common stock upon conversion of convertible notes of $811,013.

●	660,571,429 shares of common stock for Lemon Glow acquisition in total fair value of $1,849,600.

●	2,000,000 shares of series B preferred stock for Lemon Glow acquisition in total fair value of $5,600,000.

●	300,000,000 shares of common stock for commitment in total fair value of $171,943.

All of the aforementioned securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

During the nine months ended March 31, 2022, the Company’ Tier 2 Regulation A Offering has been completed and was fully subscribed:

●	3,000,000 shares of common stock were issued for a total fair value of $5,088,000.

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

Sugarmade, Inc.

May 23, 2022	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

-42-