Form 10-K
period 2022-06-30
Sugarmade, Inc.
filed 2023-01-13
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of January 12, 2023 was 12,055,800,701.

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

Forward-looking statements of Sugarmade, Inc. and our wholly owned active operating subsidiary, SWC Group, Inc., a California corporation doing business as, CarryOutSupplies.com (“Carry Out Supplies”), NUG Avenue, Inc., a California corporation and 70% owned subsidiary of the Company (“NUG Avenue”), Lemon Glow Company, Inc., a California corporation and wholly owned subsidiary of the Company (“Lemon Glow”), SugarRush a California Corporation, a wholly owned subsidiary of the Company (“SugarRush”), and SugarRush 5058, a California Limited Liability Company and 66.66% owned subsidiary of the company, (collectively, the “Company”) include descriptions of the Company’s plans or objectives for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate,” “anticipates,” “project,” “assume,” “plan,” “predict,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

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

PART I

Item 1. Business

General

Sugarmade, Inc. (hereinafter referred to as “we”, “us” or the “Company”) was originally incorporated on June 5, 1986 in California as Lab, Inc., and later that month, on June 24, 1986 changed its name to Software Professionals, Inc. On May 21, 1996, the Company changed its name to Enlighten Software Solutions, Inc. On June 20, 2007, Enlighten Software Solutions, Inc. was incorporated in Delaware for the purpose of merging with Enlighten Software Solutions, Inc. a California corporation so as to effect a redomicile to Delaware. On January 24, 2008, the Company changed its name to Diversified Opportunities, Inc. On May 9, 2011 we closed on a Share Exchange Agreement with Sugarmade, Inc., a California corporation founded in 2010, and on June 24, 2011 changed our name to Sugarmade, Inc.

On October 24, 2014 we acquired SWC Group, Inc., a California corporation doing business as, CarryOutSupplies.com (“Carry Out Supplies”).

Our Company operates much of its business activities through our subsidiaries, SWC Group, Inc., a California corporation (“SWC’’), NUG Avenue, Inc., a California corporation and 70% owned subsidiary of the Company (“NUG Avenue”), and Lemon Glow Company, Inc., a California corporation and wholly owned subsidiary of the Company (“Lemon Glow”), SugarRush a California Corporation, a wholly owned subsidiary of the Company (“SugarRush”), and SugarRush 5058, a California Limited Liability Company and 66.66% owned subsidiary of the company.

Shares of our common stock are quoted on the OTC Pink tier of OTC Markets. Our trading symbol is “SGMD”. Our corporate website is www.sugarmade.com.

As of the date of this filing, we are involved in several business sectors and business ventures:

Paper and paper-based products: The supply of disposable products to the quick-service restaurant sub-sector of the restaurant industry, and as an importer and distributor of non-medical personal protection equipment to business and consumers, via our Carry Out Supplies subsidiary. Carry Out Supplies is a producer and wholesaler of custom printed and generic supplies, has serviced more than 3,000 quick-service restaurants, since inception. The primary products are plastic cold cups, paper coffee cups, yogurt cups, ice cream cups, cup lids, cup sleeves, edible packaging, food containers, soup containers, plastic spoons, and similar products for this market sector. This subsidiary, which was formed in 2009.

Cannabis products delivery services: Following the end of the COVID cannabis delivery boom, along with a challenging cannabis retail climate from inflation, the black market, increased marketing expenses, and the cannabis excise tax moving from distribution to retail, the company has decided to reduce investments in retail operations. The company made this decision as we see more promising opportunities to increase shareholder equity by pivoting the business strategy to deploy capital to invest in cannabis real estate, cultivation, and wholesale sectors vs. cannabis retail operations.

After discussions with ECGI, Inc. and the management of Nug Avenue, we could not find a path to short term profitability. The company then decided to cease investing in Nug Avenue, which ultimately led to Nug Avenue discontinuing operations.

As part of pivoting our business strategy, the company negotiated with Indigo Dye Group Corp. (“Indigo”) to exchange our 32% stake in Budcars for a stake in a distribution and indoor cultivation company in Santa Rosa, California. The company has already executed a share exchange agreement with Indigo. However, the final documents and terms of the new company are still being finalized. The company expects to complete the documents and announce the transition to new business post filing of this 10K.

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

As of the date of this filing, Sugarmade is working diligently on satisfying the conditions required by the County of Lake to allow the Company to cultivate cannabis. It is the Company’s intention to begin such activities at the earliest time possible, assuming permits are ultimately issued. Upon issuance, the company will determine the amount of acreages to grow initially based on market demand and pre-orders. However, no such license or permits have yet been issued, and applications are still pending. There can be no assurance that any such license or permits will be issued in the near future or at all.

Once licensing and permits are issued, the company plans to divide the 32 canopy grow acres between four separate grow areas. These separate grow areas will allow the company to start with a single area and expand with demand. While waiting for demand to rise, dividing into separate grow areas will also provide an opportunity to lease the other grow areas to 3rd party or through partnership under Managed Service Agreement to generate additional revenue for the company.

We believe the market demand will increase upon federal legalization allowing for interstate commerce of cannabis. Opening the doors for out of state licensees to purchase California grown cannabis flowers.

Once fully completed, we estimate the output of 32 acres of canopy, will have the capacity of 64 tons of dry flower or 300 tons of fresh frozen, requiring approximately 300,000 sq ft of storage space. We will continue to make plans to build more storage space while concurrent with the licensing process.

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

Employees and Consultants

As of June 30, 2022, Sugarmade, Inc. and Carryout Supplies, had approximately 7 full time employees and 5 independent contractors. Our new majority owned subsidiary, Nug Avenue Inc. had approximately 1 full time employees and 54 part-time workers.

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

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. Our auditors, WWC P.C., have indicated in their report on the Company’s financial statements for the fiscal year ended June 30, 2022, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and substantial decline in our working capital. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding, continued growth, improved operating margins and our ability to profitably meet service commitments. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

For the fiscal year ended June 30, 2022 we incurred an operating loss of $11,072,926. For the fiscal year ended June 30, 2021, we incurred an operating loss of $5,926,134. At June 30, 2022 we had an accumulated deficit of $85,437,392. Although we have generated revenues, they are insufficient to make the Company profitable. We plan to increase our expenses associated with the development of our business. There is no assurance we will be able to derive revenues from the development of our business to successfully achieve positive cash flow or that our business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

We do not have sufficient cash on hand.

As of June 30, 2022, we had $161,014 cash on hand. These cash resources are not sufficient for us to execute our business plan. If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations. We estimate that within the next 12 months we will need at least $5,000,000 in cash from either investors or operations. While we intend to engage in several equity or debt financings, there is no assurance that these will actually occur. Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests. You should recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

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

The term of the LMK Lease begins on October 1, 2020 and ends on September 30, 2023; provided, however, that at the end of the term, the LMK Lease will continue on a month-to-month basis. Pursuant to the terms of the LMK Lease, the Company will pay rent in the amount of $20,000 per month. The LMK Lease also provides that the Company will pay a $250,000 security deposit to LMK. Pursuant to the terms of the Lease, the monthly rent will increase to $0.50 per sq. ft. on cultivation area upon approval of certificate of occupancy with a 3% increase each subsequent year. As of June 30, 2022, the status of certificate of occupancy is still pending and the Company has not paid any security deposit to LMK yet.

On September 29, 2020, the Registrant and LMK Capital, LLC, a California company (“LMK”) entered into a material definitive agreement (the “Lease Agreement”) not made in the ordinary course of its business, where LMK was to lease Sugarmade a property, including a building, located in Northern California (the “Lease Agreement”). The tenancy was to begin on October 1, 2020. The Parties failed to implement any of the terms of actions of the Lease Agreement, and neither Party incurred any expenses relating to the Lease Agreement. Thus, the Lease Agreement was considered voided by the Parties. Even though the Lease Agreement was never implemented and was considered voided by the Parties, the Parties do not document in writing the voiding of the Lease Agreement. Effective January 1, 2022, the Parties have entered into a Resolution Agreement to document the voiding of the Lease Agreement whereby the Parties agreed as follows:

a. The Parties agree the Parties never implemented or executed on any part of the Lease Agreement, and thus the Lease Agreement was voided as of the originally planned implementation date of October 1, 2020.

b. The Parties agree neither incurred any expense as a result of the Lease Agreement nor due to the lack of implementation of the Lease Agreement.

c. Each Party agrees there are no obligations expected to be performed by the other Party.

d. Each Party agrees there are no debts of any kind or nature due as a result of the Lease Agreement or due to the lack of implementation of the Lease Agreement.

e. Each Party forever unconditionally releases the other related to any and all issues pertaining to the Lease Agreement or due to the lack of implementation of the Lease Agreement, as outlined herein.

On August 6, 2021, the Company Closed escrow on the commercial property known as 5058 Valley Blvd, Los Angeles, CA90032. The purchase price was $830,000. We are in the process of finalizing our permit for Cannabis non-store front retail license at this location with City of Los Angeles.

We believe that our existing facilities are adequate for our present purposes. The Company leases all its facilities and believes that, if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations.

Item 3. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of June 30, 2022, there were no legal claims pending or threatened against the Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

●

On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. Third parties had purchased the two notes during the year ended June 30, 2020. As of June 30, 2022 and 2021, the remaining balance, plus accrued interest in total of $250,898 and 283,619, respectively.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000,000 shares of common stock, par value $0.001 per share. As of January 12, 2023, there were 12,055,800,701 shares of common stock issued and outstanding, which were held by 270 holders of record. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of broker-dealers and registered clearing agencies.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share.

As of June 30, 2022, the Company had 2,541,500 shares of Series B preferred stock issued and outstanding.

As of June 30, 2022, the Company had 1 share of Series C preferred stock issued and outstanding.

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

For the year ended June 30, 2022	High	Low
Fourth Quarter	$0.001	$0.001
Third Quarter	$0.001	$0.001
Second Quarter	$0.002	$0.001
First Quarter	$0.028	$0.002

For the year ended June 30, 2021	High	Low
Fourth Quarter	$0.007	$0.002
Third Quarter	$0.018	$0.001
Second Quarter	$0.002	$0.001
First Quarter	$0.005	$0.001

As of December 6, 2022, the closing price of our common stock on the OTC Pink was $0.0003.

Transfer Agent

Our transfer agent is West Coast Stock Transfer, Inc. of Encinitas, California; Telephone (619) 664-4780.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

Convertible Notes

On November 10, 2021, the Company entered into an assignment and assumption agreement with the assignor and assignee for two assigned convertible notes in total face value of $277,903, which consists $239,300 of principal and $38,603 of unpaid interest. The new note is due 360 days after issuance and bears an interest rate of 10% per annum. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2022, the note holder converted $236,460 of the principal amount into 1,047,000,000 shares of the Company’s common stock.

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

On January 5, 2022, the Company issued a convertible promissory note with an accredited investor for a total amount of $485,000 (includes a $82,190 OID). The note is due in one year and bear an interest rate of 8%. The note is convertible into the Company’s common stock at $0.001 par value per share.

On March 23, 2022, the Company entered a convertible promissory note with an accredited investor for a total amount of $198,000 (includes a $18,000 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

On April 27, 2022, the Company entered into a promissory note agreement with an accredited investor for a total amount of 144,200 (includes $19,200 OID). The note is due on April 27, 2023 and bears an one time interest charge of 12% (or $17,334) which was applied on the issuance date to the principal. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments each in the amount of $16,153. The first payment was due June 15, 2022 with nine subsequent payments each month thereafter.

On June 8, 2022, the Company entered into a promissory note agreement with an accredited investor for a total amount of $220,000 (includes $20,000 OID). The note is due on June 8, 2023 and bears an interest rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

On June 28, 2022, the Company entered into a promissory note agreement with an accredited investor for a total amount of $110,000 (includes $10,000 OID). The note is due on June 28, 2023 and bears an interest rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Shares of Common Stock

Subsequent to June 30, 2022, the Company issued 227,979,125 shares of common stock for cash in total amount of $27,630.

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

Purchase of Equity Securities

The Company did not purchase or redeem any of its equity securities during the fiscal year ended June 30, 2022.

Item 6. Reserved

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

Results of Operations

The following table sets forth the results of our operations for the years ended June 30, 2022 and 2021. Certain columns may not add due to rounding.

	For the years ended June 30,
	2022	2021
Revenues, net	4,715,822	3,979,049
Cost of goods sold	1,900,496	2,153,311
Gross margin	2,815,325	1,825,738
Operating expense	8,028,913	5,767,335
Loss from operations	(5,213,587)	(3,941,597)
Non-operating income (expense)	(6,461,589)	(2,091,204)
Equity method investment loss	-	(81,725)
Net income (loss)	(11,675,176)	(6,144,526)
Less: net loss attributable to the non-controlling interest	(602,251)	(188,392)
Net loss attributable to Sugarmade, Inc.	(11,072,926)	(5,926,134)

Revenues

For the years ended June 30, 2022 and 2021, revenues were $4,715,822 and $3,979,049 respectively. The increase was primarily due to the COVID 19 pandemic which had significant impact on the restaurant supply industry for the year ended June 30, 2021.

Cost of goods sold

For the years ended June 30, 2022 and 2021, cost of goods sold were $1,900,496 and $2,153,311 respectively. The decrease was primarily due to the COVID 19 pandemic which had significant impact on the restaurant supply industry.

Gross Profit

For the years ended June 30, 2022 and 2021, gross profit was $2,815,325 and $1,825,738, respectively. The increase was primarily due to the higher margin from the Cannabis delivery business. The gross profit margin was 59.70% and 45.88%, respectively, for the years ended June 30, 2022 and 2021.

Selling, general and administrative, expenses

For the years ended June 30, 2022 and 2021, selling, general and administrative expenses were $8,028,913 and $5,767,335, respectively. The increase was mainly due to increase in payroll, advertising and promotion expenses during the year ended June 30, 2022.

Non-operating income expenses

The Company had total non-operating expense of $6,461,589 and $2,091,204 for the years ended June 30, 2022 and 2021, respectively. The increase in non-operating income is mainly related to the changes in fair value of derivative liabilities, and unrealized loss on securities.

Net loss

Net loss totaled $11,072,926 for the year ended June 30, 2022, compared to a net loss of $5,926,134 for the year ended June 30, 2021. The increase was due to above changes during the year ended June 30, 2022.

Outstanding Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of June 30, 2022, there were no legal claims pending or threatened against the Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. Third parties had purchased the two notes during the year ended June 30, 2020. As of June 30, 2022, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

Related Party Transactions

On January 23, 2013, SWC received a loan from an employee for $40,000. The loan bears no interest. As of June 30, 2022 and 2021, the balance of loans payable is $0 and $15,427, respectively.

On July 7, 2016, SWC received a loan from an employee. The amount of the loan bears no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2022 and 2021, the balance of the loans payable were $0 and $49,447, respectively.

On November 21, 2016, SWC received a loan from an employee. The amount of the loan bears no interest and due in September 30, 2017. As of June 30, 2022 and 2021, the balance of the loans payable were $0 and $83,275, respectively.

On September 1, 2017, the Company had related party transaction with LMK Capital LLC, a related party company owned by Jimmy Chan, the Company’s CEO. The amount of the loan payable/receivable bears no interest and due on demand. As of June 30, 2022 and 2021, the balance of the loan payable to LMK were $278,006 and $26,452, respectively.

On May 25, 2021, Lemon Glow received a loan from an officer. The amount of the loan bears no interest and due on demand. As of June 30, 2022 and 2021, the balance of the loans were $2,289 and $3,000, respectively.

Leverage Ratio

Due to net losses from the previous years, the Company’s insolvency is a result of their stockholder’s deficit. Total liabilities amounted to $19,965,734 and the stockholders’ equity was negative $2,970,874, resulting in a negative debt-to-equity ratio of -6.7:1.

Going Concern

The Company sustained continued operating losses during the years ended June 30, 2022 and 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, in which it has not been successful, and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, loans and convertible notes payable. As of June 30, 2022, our Company had a cash balance of $161,014, current assets of $1,083,483 and total assets of $16,869,910. We had current liabilities of $13,794,327 and total liabilities of $19,840,784. Stockholders’ deficit was $2,970,874 as of June 30, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2022 and 2021:

Cash (used in) provided by:	2022	2021
Operating activities	$(3,681,056)	$(3,750,012)
Investing activities	(1,109,481)	(937,031)
Financing activities	3,554,607	5,642,982

Net cash used in operating activities was $3,681,056 for the year ended June 30, 2022, and $3,750,012 for the year ended June 30, 2021. The decrease was attributable to the accounts receivable, prepayments, accounts payable and accrued liabilities.

Net cash used in investing activities for the years ended June 30, 2022 and 2021 was $1,109,481 and $937,031. The increase was attributable to purchase of fixed assets.

Net cash provided by financing activities totaled $3,554,607 for the year ended June 30, 2022. Net cash provided by financing activities totaled $5,642,982 for the year ended June 30, 2021. The decrease in cash inflows in 2022 was mainly due to decreased proceeds from share issuances, loan payables, and convertible note payables.

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

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through June 30, 2022. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the year ended June 30, 2022.

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

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable net of allowances of $29,822 as of June 30, 2022 and of $435,598 as of June 30, 2021.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended June 30, 2022 and 2021.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of June 30, 2022.

Recent Accounting Pronouncements

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the years ended June 30, 2021 and 2022.

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

On March 2021, the FASB issued ASU 2021-03, “Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events” (“ASU 2021-03”). The amendments in ASU 2021-03 provide private companies and not-for-profit entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in ASC 350-20, Intangibles—Goodwill and Other—Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of March 30, 2021. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the years ended June 30, 2021 and 2022.

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

On July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”, which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements for the year ended June 30, 2022.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2022 and 2021 nor at any time during the years then ended.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

October 13, 2021

We have served as the Company’s auditor since March 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Sugarmade, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sugarmade, Inc. and its subsidiaries (collectively the “Company”) as of June 30, 2022, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for the year ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year ended June 30, 2021, and had a working capital deficit, which had raised substantial doubt about its ability to continue as a going concern. As of and for the year ended June 30, 2022, the Company continued to incur substantial losses during the year ended June 30, 2022, and as of June 30, 2022, the Company had a net working capital deficit; accordingly, the substantial doubt that the Company will continue as a going concern that existed at June 30, 2021, was not alleviated, and therefore, the as of June 30, 2022 and up to the date of this report, the substantial doubt the Company will continue as a going concern still exists. Management’s plans to address this substantial doubt is set forth in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Assets

We assessed the carrying value of intangible assets as a critical audit matter. As discussed in Note 14 to the consolidated financial statements, as of June 30, 2022, the Company’s intangible assets balance was $10.6 million which was quantitatively material to the financial statements as a whole, and the account requires challenging, subjective and complex judgment and assumptions regarding the estimation of future cash flows to determine that the balance is reasonable and not materially misstated.

Our principal audit procedures performed to address the carrying value of the intangible assets and related the impairment included the following:

●	Performed a sensitivity analysis of significant assumptions from management by researching wholesale and retail market value of cannabis products, particularly as it relates to revenue growth rates and operating margins, and evaluating the impact on the fair values that would result from changes in the assumptions.
●	Performed quantitative analysis by using an undiscounted cash flow calculation model to test if any impairment exists and developed a range of independent estimates for assumption valuation ratios and compared those to ratios selected by management
●	Utilized personnel with specialized knowledge and skill in valuation to assist in assessing the appropriateness of the methodology applied in estimating the fair values of the Company’s intangible assets.
●	Performed active market research to obtain the fair market value of the cannabis for valuation and for our calculation model data, in-person inquiry with the local governmental agricultural department to obtain the license permit status and using the historical approval data to estimate the foreseen permit approval rate which applies in our calculation model.
●	Obtained the third-party report from the professional consultant to verify the license application process and evaluated their opinion for the approval status of the agricultural permit.

The accounts relevant to this critical audit matter include the gross value of the intangible assets, the related accumulated amortization, amortization expense and impairment expense, and the related disclosure in the accompanying notes 2 and 14 to the financial statements.

Goodwill

We assessed the carrying value of goodwill as a critical audit matter. As discussed in Note 15 to the consolidated financial statements, the Company’s goodwill balance was $757,648 as of June 30, 2022. The account requires challenging, subjective, and complex judgment and assumptions regarding the estimation of future cash flows and finding the appropriate weighted average cost of capital to determine that the balance is reasonable, properly disclosed, and not materially misstated.

Our principal audit procedures performed to address the goodwill impairment included the following:

●	Evaluated management of significant assumptions and estimates which is particularly related to future revenue growth rates, capital expenditures, operating margins on evaluating the impact on the fair values according to the changes in the assumptions
●	Performed quantitative analysis by using valuation model to evaluate the fair value and test whether impairment exists
●	Utilized personnel with specialized knowledge and skill in analysis to assist in assessing the appropriateness of the methodology applied in estimating the fair values of the Company’s goodwill and evaluating the reasonableness of certain ratios and assumptions used in analysis.

The accounts relevant to this critical audit matter include the gross value of the goodwill, and related impairment expense, and the related disclosure in the accompanying note 15 to the financial statements.

Convertible Notes and Derivative Liabilities

We assessed the carrying value and allocation of the convertible notes and related derivative liabilities as a critical audit matter. As discussed in notes 20 and 21 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. As of June 30, 2022, the Company’s convertible notes and derivate liabilities balance were $1,467,437 and $5,521,284, respectively which these amounts were material to the financial statements as a whole, and the account requires challenging, subjective, and complex judgment and assumptions in order to properly value and allocate such value to the convertible notes and the derivative liabilities; additionally, the finding appropriate comparable market data and inputs for the valuation models employed can be challenging; selection of the appropriate model to measure the fair value of the embedded derivatives requires a great deal of judgment; the Company’s management employed binomial option pricing model to measure the fair value of the bifurcated securities; these circumstances give rise to complex judgment in determining the management’s estimate of the balance is reasonable and not materially misstated.

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the bifurcated derivatives.
●	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.
●	We evaluated the value of these debt instruments by sending confirmation and vouching the related agreement
●	We reviewed and tested the significant assumption and recalculated related underlying data used in the valuation model used by the management to verify the reasonableness of valuation models used.
●	We performed research to determine that the model was appropriate to the facts and circumstances.

The accounts relevant to this critical audit matter include the gross value of the notes, the related debt discount amortization account, and amortization of debt discount, and the gross value of the derivative liabilities, and the related change in fair value of derivative liabilities and the related disclosures in the accompanying notes 20 and 21 to the financial statements.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID No. 1171

We have served as the Company’s auditor since July 25, 2022

San Mateo, California

January 13, 2022

Sugarmade, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of
	June 30, 2022	June 30, 2021

Assets
Current assets:
Cash	161,014	1,396,944
Accounts receivable, net	29,822	435,598
Inventory, net	416,643	441,582
Trading securities, at market value	-	1,451,922
Other current assets	256,511	182,457
Right of use asset, current	219,494	243,406
Total current assets	1,083,483	4,151,909
Noncurrent assets:
Property, plant and equipment, net	3,671,691	2,749,340
Intangible asset, net	10,648,921	10,650,394
Goodwill	757,648	757,648
Loan receivables, noncurrent	-	196,000
Right of use asset, noncurrent	266,760	486,253
Cost method investments in affiliates	441,407	441,407
Total noncurrent assets	15,786,427	15,281,042
Total assets	16,869,910	19,432,951

Liabilities and Stockholders’ Deficiency
Current liabilities:
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	2,664,538	2,058,839
Customer deposits	951,664	751,919
Customer overpayment	67,906	59,953
Other payables	473,799	750,485
Accrued interest	873,971	509,997
Accrued compensation and personnel related payables	-	15,471
Notes payable - Current	20,000	33,047
Notes payable - Related Parties, Current	-	15,427
Lease liability - Current	233,201	239,521
Loans payable - Current	935,975	392,605
Loan payable - Related Parties, Current	280,295	163,831
Convertible notes payable, Net, Current	1,459,536	1,421,694
Derivative liabilities, net	5,521,284	2,217,361
Warrants liabilities	3,100	21,042
Shares to be issued	283,077	138,077
Total current liabilities	13,794,327	8,815,251
Non-current liabilities:
Loans payable, noncurrent	825,239	308,588
Note payable, noncurrent	4,828,442	4,997,323
Convertible notes payable, Net, Noncurrent	101,828	17,422
Lease liability	290,948	524,149
Total noncurrent liabilities	6,046,457	5,847,482
Total liabilities	19,840,784	14,662,733

Commitments and contingencies	-	-

Stockholders’ (deficit) equity:
Series A Preferred stock, $0.001 par value, 7,000,000 shares authorized 0 share issued outstanding at June 30, 2022 and June 30, 2021, respectively	-	-
Series B Preferred stock, $0.001 par value, 2,999,999 shares authorized 2,541,500 and 541,500 shares issued outstanding at June 30, 2022 and June 30, 2021, respectively	2,542	542
Series C Preferred stock, $0.001 par value, 1 share authorized, 1 and 1 share issued outstanding at June 30, 2022 and June 30, 2021, respectively	-	-
Common stock, $0.001 par value, 20,000,000,000 shares authorized, 11,825,389,576 and 7,402,535,676 shares issued and outstanding at June 30, 2022 and June 30, 2021, respectively	11,825,389	7,402,536
Additional paid-in capital	71,260,522	64,841,654
Share to be issued, Preferred stock	-	5,600,000
Subscription receivable	(10,042)	(500,000)
Share to be issued, Common stock	40,008	1,889,608
Accumulated deficit	(85,437,392)	(74,364,466)
Total stockholders’ (deficit) equity	(2,318,974)	4,869,874
Non-Controlling Interest	(651,900)	(99,656)
Total stockholders’ (deficit) equity	(2,970,874)	4,770,218
Total liabilities and stockholders’ (deficit) equity	16,869,910	19,432,951

The accompanying notes are an integral part of these consolidated audited financial statements.

Sugarmade, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended,
	June 30, 2022	June 30, 2021
Revenues, net	$4,715,822	$3,979,049
Cost of goods sold	1,900,496	2,153,311
Gross profit	2,815,325	1,825,738

Selling, general and administrative expenses	2,503,815	1,824,757
Advertising and promotion expense	1,499,576	844,890
Marketing and research expense	175,929	431,913
Professional expense	1,014,363	1,438,341
Salaries and wages	1,766,540	709,041
Stock compensation expense	1,068,690	518,393
Total operating expenses	8,028,913	5,767,335

Loss from operations	(5,213,587)	(3,941,597)

Non-operating income (expense):
Other (expense) income	41,948	12,637
Gain in loss of control of VIE	-	313,928
Interest expense	(1,704,564)	(1,700,420)
Bad debts	(689,110)	(522,352)
Change in fair value of derivative liabilities	(2,809,857)	1,087,485
Warrant expense	17,942	58,868
Loss on impairment	-	(43,800)
Loss on settlement	-	(106,051)
Loss on assets disposal	(4,795)	(3,742)
Amortization of intangible assets	(2,822)	-
Amortization of debt discount	(410,397)	(2,617,274)
Debt forgiveness	-	96,595
Loss on inventory	(29,801)	-
Loss on deposits	-	(119,000)
Unrealized gain on securities	(870,132)	1,451,922
Total non-operating expenses, net	(6,461,589)	(2,091,204)
Equity method investment loss	-	(81,725)
Loss before income taxes	$(11,675,176)	$(6,114,526)
Income tax expense	-	-

Net loss	$(11,675,176)	$(6,114,526)

Other comprehensive loss	-	-

Total comprehensive loss	$(11,675,176)	$(6,114,526)

Less: net loss attributable to the noncontrolling interest	$(602,251)	$(188,392)
Net loss attributable to SugarMade Inc.	$(11,072,926)	$(5,926,134)

Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding *	9,467,689,872	3,851,836,959

*	Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share as they would have been anti-dilutive.

The accompanying notes are an integral part of these consolidated audited financial statements

Sugarmade, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the Years ended June 30, 2022 and 2021

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Common stock		Additional paid-in	Shares to be issued, common	Shares to be cancelled, preferred	Subscription Receivable -	Common Shares	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	shares	shares	CS	Subscribed	Subscribed	deficit	Interest	Equity

Balance at June 30, 2020	2,000,000	$2,000	1,541,500	$1,542	-	$-	1,763,277,230	$1,763,278	$57,307,768	-	$-	$-	$236,008	$-	$(68,438,332)	$(11,136)	$(9,138,872)
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	-	-	4,956,142	-	-	-	-	-	-	-	4,956,142
Shares issued for cash	-	-	-	-	-	-	2,639,600,002	2,639,600	2,227,400	-	-	(500,000)	(196,000)	-	-	-	4,171,000
Shares issued for conversions	-	-	-	-	-	-	2,451,338,059	2,451,338	109,033	-	-	-	-	-	-	-	2,560,371
Preferred stock conversions	(2,000,000)	(2,000)	-	-	-	-	360,647,019	360,647	141,353	-	-	-	-	-	-	-	500,000
Reclassification due to deconsolidation of VIE	-	-	-	-	-	-	-	-	(169,262)	-	-	-	-	-		35,136	(134,126)
Repayment of capital to noncontrolling minority	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(24,000)	(24,000)
Shares issued for consulting services	-	-	-	-	-	-	187,673,367	187,673	268,221	-	-	-	-	-	-	-	455,894
Series B preferred share cancelled	-	-	(1,000,000)	(1,000)	-	-	-	-	1,000	-	-	-	-	-	-	-	-
Series C preferred share issued to officer	-	-	-	-	1	-	-	-	-	-	-	-	-	-	-	-	-
Distributions from non-controlling interests in other consoldiated subsidiaires	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	88,736	88,736
Shares issued for acquisition	-	-	-	-	-	-	-	-	-	5,600,000	-	-	1,849,600	-	-	-	7,449,600
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,926,134)	(188,392)	(6,114,526)
Balance at June 30, 2021	-	$-	541,500	$542	1	$-	7,402,535,677	$7,402,536	$64,841,654	5,600,000	$-	$(500,000)	$1,889,608	$-	$(74,364,466)	$(99,656)	$4,770,218
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	-	-	1,613,889	-	-	-	-	-	-	-	1,613,889
Shares issued for conversions	-	-	-	-	-	-	2,591,974,829	2,591,975	(1,582,739)	-	-	-	-	-	-	-	1,009,236
Shares issued for acquisition	-	-	2,000,000	2,000	-	-	660,571,429	660,571	6,787,029	(5,600,000)	-	-	(1,849,600)	-	-	-	-
Shares issued for Cash	-	-	-	-	-	-	644,117,641	644,118	(148,199)	-	-	(10,042)	-	-	-	-	485,876
Shares issued for subscription receivable - common stock	-	-	-	-	-	-	-	-	-	-	-	500,000	-	-	-	-	500,000
Repayment of Capital	-	-	-	-	-	-	-	-	(50,007)	-	-	-	-	-	-	50,007	-
Shares issued for commitment	-	-	-	-	-	-	500,000,000	500,000	(238,606)	-	-	-	-	-	-	-	261,394
Shares issued for commission	-	-	-	-	-	-	26,190,000	26,190	-	-	-	-	-	-	-	-	26,190
Issuance of options	-	-	-	-	-	-	-	-	37,500	-	-	-	-	-	-	-	37,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,072,926)	(602,250)	(11,675,176)
Balance at June 30, 2022	-	$-	2,541,500	$2,542	1	$-	11,825,389,576	$11,825,389	$71,260,522	$-	$-	$(10,042)	$40,008	$-	$(85,437,392)	$(651,900)	$(2,970,874)

The accompanying notes are an integral part of these consolidated audited financial statements.

Sugarmade, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Year Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,072,926)	$(5,926,134)
Non-controlling interest	(602,251)	(188,392)
Adjustments to reconcile net loss to cash flows from operating activities:
Excess derivative expense	1,272,109	410,889
Loss on settlement	-	106,051
Loss on deposits	-	119,000
Loss on assets disposal	4,795	3,742
Gain on debt forgiveness	-	(96,595)
Gain on loss of control of VIE	-	(313,928)
Return on EB5 Investment	-	500,000
Amortization of debt discount	410,397	2,617,274
Stock based compensation	1,068,690	518,394
Change in fair value of derivative liability	2,809,857	(1,087,485)
Change in exercise of warrant	(17,942)	(58,868)
Depreciation	187,130	105,982
Amortization of intangible assets	1,473	2,206
Impairment loss	-	43,800
Unrealized gain on securities	870,132	(1,451,922)
Bad debt	689,110	522,352
Loss on inventory	29,801	-
Changes in assets and liabilities:
Accounts receivable	(87,334)	(402,401)
Inventory	(9,657)	93,020
Prepayment, deposits and other receivables	(74,054)	(1,015,106)
Other assets	-	54,163
Other payables	(292,157)	192,760
Accounts payable and accrued liabilities	605,699	1,122,211
Customer deposits	207,698	297,645
Unearned revenue	-	(53,248)
Right of use assets	243,406	232,374
Lease liability	(239,521)	(232,622)
Shares to be issued - liabilities	-	(26,000)
Interest Payable	314,489	160,826

Net cash used in operating activities	(3,681,056)	(3,750,012)

Cash flows from investing activities:
Purchase of fixed assets	(1,109,481)	(69,265)
Investment to Indigo Dye	-	(564,819)
Investment proceeds from Lemon Glow	-	(274,274)
Investment proceeds from NUG	-	(28,673)

Net cash used in investing activities	(1,109,481)	(937,031)

Cash flows from financing activities:
Proceeds from shares issuance	495,918	4,171,000
Contributions of capital to noncontrolling minority	-	88,736
Distributions of capital to noncontrolling minority	-	(24,000)
Loan receivable	-	1,365
Loan receivable - related parties	-	38,044
Proceeds (Repayment) from(to) notes payable, net	(181,928)	(345,287)
Proceeds (Repayment) from(to) note payable - related parties, net	(15,427)	-
Proceeds from advanced shares issuance	500,000	-
Subscription receivable	(10,042)
Proceeds (Repayment) from(to) loans payable, net	1,060,021	182,087
Proceeds (Repayment) from(to) loans payable - related parties, net	823,204	122,401
Proceeds from convertible notes	1,007,810	2,174,200
Repayment of convertible notes	-	(438,752)
Reduction of cash due to Indigo deconsolidation	-	(326,812)

Net cash provided by financing activities	3,679,557	5,642,982

Net increase in cash	(1,110,980)	955,940

Cash paid during the period for:
Cash, beginning of period	1,396,944	441,004
Cash, end of period	$285,964	$1,396,944

Supplemental information —
Net changes in financial statement amount due to purchase of Lemon Glow:
Goodwill acquired	-	757,648
Intangible assets acquired	-	10,637,000
Property, plant and equipment acquired	-	2,348,167
Liabilities recognized	-	(6,018,943)
Equity issued	-	(7,449,600)
Net realized gains on the transactions	-	-
Net cash paid for acquisition of Lemon Glow	-	274,272

Net changes in financial statement amount due to purchase of Nug Ave:
Property, plant and equipment acquired	-	32,860
Other assets acquired	-	5,800
Liabilities recognized	-	(9,987)
Net realized gains on the transactions	-	-
Net cash paid for acquisition of Nug Ave	-	28,673

Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	1,009,236	2,560,371
Reduction in derivative liability due to conversion	1,613,889	4,956,143
Debt discount related to convertible debt	1,383,584	2,127,481
Shares issued for commitment	500,000	-

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

Cannabis products delivery services: Following the end of the COVID cannabis delivery boom, along with a challenging cannabis retail climate from inflation, the black market, increased marketing expenses, and the cannabis excise tax moving from distribution to retail, the company has decided to reduce investments in retail operations. The company made this decision as we see more promising opportunities to increase shareholder equity by pivoting the business strategy to deploy capital to invest in cannabis real estate, cultivation, and wholesale sectors vs. cannabis retail operations.

After discussions with ECGI, Inc. and the management of Nug Avenue, we could not find a path to short term profitability. The company then decided to cease investing in Nug Avenue, which ultimately led to Nug Avenue discontinuing operations.

As part of pivoting our business strategy, the company negotiated with Indigo Dye Group Corp. (“Indigo”) to exchange our 32% stake in Budcars for a stake in a distribution and indoor cultivation company in Santa Rosa, California. The company has already executed a share exchange agreement with Indigo. However, the final documents and terms of the new company are still being finalized. The company expects to complete the documents and announce the transition to new business post filing of this 10K.

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

As of the date of this filing, Sugarmade is working diligently on satisfying the conditions required by the County of Lake to allow the Company to cultivate cannabis. It is the Company’s intention to begin such activities at the earliest time possible, assuming permits are ultimately issued. Upon issuance, the company will determine the amount of acreages to grow initially based on market demand and pre-orders. However, no such license or permits have yet been issued, and applications are still pending. There can be no assurance that any such license or permits will be issued in the near future or at all.

Once licensing and permits are issued, the company plans to divide the 32 canopy grow acres between four separate grow areas. These separate grow areas will allow the company to start with a single area and expand with demand. While waiting for demand to rise, dividing into separate grow areas will also provide an opportunity to lease the other grow areas to 3rd party or through partnership under Managed Service Agreement to generate additional revenue for the company.

We believe the market demand will increase upon federal legalization allowing for interstate commerce of cannabis. Opening the doors for out of state licensees to purchase California grown cannabis flowers.

Once fully completed, we estimate the output of 32 acres of canopy, will have the capacity of 64 tons of dry flower or 300 tons of fresh frozen, requiring approximately 300,000 sq ft of storage space. We will continue to make plans to build more storage space while concurrent with the licensing process.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of consolidation

The consolidated financial statements include the accounts of our Company, and its wholly-owned subsidiaries: SWC, Lemon Glow, Sugarrush, Sugarrush 5058, and its majority owned subsidiary, NUG Avenue. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Substantially all of the Company’s revenue is recognized at the point in time that control of the products is transferred to the customer. The Company receives customer deposits in advance of delivery of product to customers; these are contract liabilities that are recognized to revenue when the Company fulfilled the performance obligations. The Company receives payments from customer in either in advance, upon delivery, or after delivery in accordance with open account credit terms set forth by management. The Company’s contracts with customers do not provide for returns, refunds, and product warranties.

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

The most significant effects of the adoption of the new standard relate to the recognition of new ROU assets and lease liabilities on our balance sheet for office operating leases and providing significant new disclosures about our leasing activities.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended June 30, 2022 and 2021.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, there was $0 and $43,800 impairment loss of its long-lived assets as of June 30, 2022 and 2021, respectively.

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

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method. Intangible assets represent purchased intangible assets including developed technology and in-process research and development, technologies acquired or licensed from other companies, customer relationships, non-compete covenants, backlog, and trademarks and tradenames. Purchased finite-lived intangible assets are capitalized and amortized over their estimated useful lives. Technologies acquired or licensed from other companies, customer relationships, non-compete covenants, backlog, and trademarks and tradenames are capitalized and amortized over the lesser of the terms of the agreement or estimated useful life. We capitalized the cannabis cultivation license acquired as part of a business combination.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the years ended June 30, 2022 and 2021.

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

The Company’s financial statements reflect that substantially all of its operations are conducted in two industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts for approximately 52% of the Company’s revenues for the year ended June 30, 2022; and (2) cannabis products delivery service and sales, which accounted for approximately 48% of the Company’s total revenues for the years ended June 30, 2022.

A reconciliation of the Company’s segment operating income and cost of goods sold to the consolidated statements of operations for the years ended June 30, 2022 and 2021 is as follows:

	For the Year Ended
	June 30, 2022	June 30, 2021
Segment operating income
Paper and paper-based products	$2,455,574	$1,748,700
Cannabis products delivery	2,260,248	2,230,349
Total operating income	$4,715,822	$3,979,049

	For the Year Ended
	June 30, 2022	June 30, 2021
Segment cost of goods sold
Paper and paper-based products	$1,900,496	$1,505,851
Cannabis products delivery	-	647,460
Total cost of goods sold	$1,900,496	$2,153,311

New accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. The adoption had no material impact on the consolidated financial statements in the years ended June 30, 2022 and 2021.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the years ended June 30, 2022 and 2021.

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

On March 2021, the FASB issued ASU 2021-03, “Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events” (“ASU 2021-03”). The amendments in ASU 2021-03 provide private companies and not-for-profit entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in ASC 350-20, Intangibles—Goodwill and Other—Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of March 30, 2021. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the years ended June 30, 2022 and 2021.

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

On July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”, which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2022.

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

4. Concentration

Customers

For the year ended June 30, 2022 and 2021, our Company earned net revenues of $2,815,325 and $1,825,738 respectively. The vast majority of these revenues for the year ended June 30, 2022 and 2021 were derived from a large number of customers.

Suppliers

For the year ended June 30, 2022 and 2021, we purchased products for sale by SWC, the Company’s wholly owned subsidiary from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory was purchased from two suppliers which accounted over 10% of the total purchases. The two suppliers accounted for 71.46% and 21.99%, respectively, of the Company’s total inventory purchase for the year ended June 30, 2022.

Segment reporting information

A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for June 30, 2022 and 2021 is as follows:

	For the Year Ended
	June 30, 2022	June 30, 2021
Segment operating income
Paper and paper-based products	$2,455,574	$1,748,700
Cannabis products delivery	2,260,248	2,230,349
Total operating income	$4,715,822	$3,979,049

5. Noncontrolling Interest and Deconsolidation of VIE

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

The net asset value of the Company’s variable interest in Indigo was approximately $326,812 as of October 1, 2020, the date of deconsolidation. The value of the Company’s variable interest on the date of deconsolidation was based on management’s estimate of the fair value of Indigo at that time. The Company concluded that the market approach was the most appropriate method to determine the fair value of the entity on the date of deconsolidation, given that Indigo raised equity funding from third-party investors around the same period (i.e., level 2 inputs). The Company recognized a gain on deconsolidation of approximately $313,928 with no related tax impact, which is included in other income, net on the consolidated statement of operations. As the Company is not obligated to fund future losses of Indigo, the carrying amount is the Company’s maximum risk of loss and accounted as equity method investment in affiliates in our consolidated financial statements as of and for the period ended September 30, 2021. Due to the Company had no access to Indigo’s book during the year ended June 30, 2022, the Company recorded cost method investment in affiliates at $441,407 as of June 30, 2022. As of June 30, 2021, the Company recorded equity method investment in affiliates at 441,407, net with $81,725 loss from equity method investment.

As part of pivoting our business strategy, the company negotiated with Indigo Dye Group Corp. (“Indigo”) to exchange our 32% stake in Budcars for a stake in a distribution and indoor cultivation company in Santa Rosa, California. The company has already executed a share exchange agreement with Indigo. However, the final documents and terms of the new company are still being finalized. The company expects to complete the documents and announce the transition to new business post filing of this 10K.

6. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of June 30, 2022, there were no legal claims pending or threatened against the Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. Third parties had purchased the two notes during the year ended June 30, 2020. As of June 30, 2022, there remains a balance, plus accrued interest on the $227,000 and on the $80,000 due under the notes.

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

As of June 30, 2022 and 2021, the Company held cash in the amount of $161,014 and $1,396,944, respectively, including cash in hands in the amount of $50,112 and $74,481, respectively.

8. Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable, net of allowance, of $29,822 and $435,598 as of June 30, 2022 and 2021, respectively; and allowance for doubtful accounts of $321,560 and $259,761 as of June 30, 2022 and 2021, respectively.

9. Loan Receivable

Loan receivables amounted $0 and $196,000 ($0 current and $196,000 noncurrent) as of June 30, 2022 and 2021, respectively. Loan receivables were wrote off due to the collectability as of June 30, 2022.

10. Trading Securities, at Market Value

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

During the year ended June 30, 2022, the Company sold all the 204,496 shares of iPower Inc.’s common stock for total cash of $582,688.

For the years ended June 30, 2022 and 2021, the Company recorded unrealized (loss) gain on securities amounted $(870,132) and $1,451,922, respectively. For the years ended June 30, 2022 and 2021, the remaining value of securities amounted to current market value of $0 and $1,451,922, respectively.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of June 30, 2022 and 2021, the balance for the inventory totaled $416,643 and $441,582, respectively. $0 was charged for obsolete inventory for the years ended June 30, 2022 and 2021, respectively.

12. Other Current Assets

As of June 30, 2022 and 2021, other current assets consisted of the following:

	For the year ended June 30,
	2022	2021
Prepaid deposit	$144,488	$113,988
Prepayments for inventory	47,708	—
Prepaid expenses	55,442	35,590
Others	8,873	32,879
Total	$256,511	$182,457

13. Property, Plant and Equipment

As of June 30, 2022 and 2021, property, plant and equipment consisted of the following:

	June 30, 2022	June 30, 2021
Office and equipment	$820,149	$820,149
Motor vehicles	387,804	166,079
Building	197,609	-
Land	2,554,766	1,922,376
Leasehold improvement	423,329	365,620
Total	4,383,658	3,274,224
Less: accumulated depreciation	(711,967)	(524,884)
Plant and Equipment, net	$3,671,691	$2,749,340

For the years ended June 30, 2022 and 2021, depreciation expenses amounted to $187,083 and $105,982, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended June 30, 2022 and 2021.

14. Intangible Asset

On April 1, 2017, the Company entered into a distribution and intellectual property assignment agreement with Wagner Bartosch, Inc. (“Wagner”) for use of their Divider’™ used in frozen desserts and other related uses. In lieu of cash payment under the agreement, the Company was obliged to issue common shares of the Company valued at $75,000 for acquiring the use right of the distribution and intellectual property. The Company amortized this use right as an intangible asset over 10 years, and recorded $3,333 and $1,400 amortization expense for the years ended June 30, 2022 and 2021, respectively.

On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between Merger Sub, Lemon Glow and Mr. Ryan Santiago as shareholder representative, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). The Company valued the cannabis cultivation license from Lemon Glow at $10,637,000, with a remaining economic life of 9 years as of June 30, 2022. This intangible asset has not been put into service, and accordingly, management has not started to amortize this asset during the year ended June 30, 2022 due to the pending status of the conditional use permit.

15. Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company’s estimates and assumptions are subject to change within the measurement period. There was $757,648 and $757,648 of goodwill recorded as of June 30, 2022 and 2021, respectively. Goodwill was recognized as a result of the transactions detailed in “Note 3 - Business Combinations”. Management assesses the carrying value of the goodwill at least annually; in its most recent assessment, they determined no impairment was necessary.

16. Cost Method Investments in Affiliates

Investment to Indigo Dye Inc. –

For the fiscal year ended June 30, 2020, the Company accounted for its investment in Indigo as a variable interest entity. The Company owned approximately 29% of Indigo’s outstanding equity and as of December 31, 2020, and was involved its day-to-day operations, which gave the Company the power to direct the activities of Indigo that most significantly impact its economic performance. Accordingly, the Company recognized the carrying value of the non-controlling interest as a component of total stockholders’ equity, and the consolidated financial statements included the financial position and results of operations of Indigo as of and for the year ended June 30, 2020.

During the quarter ended December 31, 2020, the Company began plans to open new locations via purchasing equity in other brand/franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent from Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $564,819 estimated fair value and changed to cost method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of June 30, 2022, the Company did not receive any distributions or dividends from Indigo. In addition, due to the Company had no access to Indigo’s book during the year ended June 30, 2022, the Company recorded cost method investment in affiliates at $441,407 as of June 30, 2022 and the Company still held approximately 32% of the ownership of Indigo.

As part of pivoting our business strategy, the company negotiated with Indigo Dye Group Corp. (“Indigo”) to exchange our 32% stake in Budcars for a stake in a distribution and indoor cultivation company in Santa Rosa, California. The company has already executed a share exchange agreement with Indigo. However, the final documents and terms of the new company are still being finalized. The company expects to complete the documents and announce the transition to new business post filing of this 10K.

17. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities amounted to $2,664,538 and $2,058,839 as of June 30, 2022 and 2021, respectively. Accounts payables are mainly payables to vendors and accrued liabilities are mainly accrued interest of convertible notes payables and accrued contingent liabilities (see footnote #30).

	June 30, 2022	June 30, 2021
Accounts payable	$2,079,607	$1,464,692
Accrued liabilities	334,033	310,528
Legal liabilities (See below for detail explanation)	250,898	283,619
Total accounts payable and accrued liabilities:	$2,664,538	$2,058,839

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of June 30, 2022, there were no legal claims pending or threatened against the Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. Third parties had purchased the two notes during the year ended June 30, 2020. As of June 30, 2022 and 2021, the remaining balance, plus accrued interest in total of $250,898 and 283,619, respectively.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

The company fully recognize this legal liability.

18. Customer Deposits

Customer deposits amounted $951,664 and $751,919 as of June 30, 2022 and 2021, respectively. Customer deposits are mainly advanced payments from customers.

June 30, 2021 Balance	Customer Deposited	Revenue Recognized	June 30, 2022 Balance
$751,919	$836,274	$(636,529)	$951,664

19. Other Payables

Other payables amounted to $473,799 and $750,485 as of June 30, 2022 and 2021, respectively. Other payables are mainly credit card payables. As of June 30, 2022, the Company had eight credit cards, one of which is an American Express charge card with no limit and zero interest. The remaining seven cards had an aggregate credit limit of $85,000, and annual percentage rates ranging from 11.24% to 29.99%. As of June 30, 2022 and 2021, the Company had credit cards interest expense of $7,647 and $8,961, respectively.

20. Convertible Notes

As of June 30, 2022 and 2021, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,561,364 and $1,439,116, respectively.

Convertible note 1: On August 24, 2012, the Company issued a convertible promissory note with an accredited investor for $25,000. The note has a term of six months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2022, the note is in default.

Convertible note 2: On September 18, 2012, the Company issued a convertible promissory note with an accredited investor for $25,000. The note has a term of six months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2022, the note is in default.

Convertible note 3: On December 21, 2012, the Company issued a convertible promissory note with an accredited investor for $100,000. The note has a term of six months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of June 30, 2022, the note is in default.

Convertible note 4: On November 16, 2018, the Company issued a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of June 30, 2022, the note is in default.

Convertible note 5: On December 3, 2018, the Company issued a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of June 30, 2022, the note is in default.

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

Convertible note 8: On September 8, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $110,000 (includes a $10,000 original issue discount “OID”). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of June 30, 2022, the note has been fully converted.

Convertible note 9: On September 10, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $227,700 (includes a $20,700 OID and $7,000 legal expense). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2021, the note holder converted $117,700 of the principal amount plus $7,352 accrued interest expense into 90,167,551 shares of the Company’s common stock. During the year ended June 30, 2022, the note holder converted the remaining $110,000of the principal amount plus $7,112 accrued interest expense into 84,864,007 shares of the Company’s common stock. As of June 30, 2022, the note has been fully converted.

Convertible note 10: On September 24, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $212,300 (includes a $19,300 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. During the periods ended March 31, 2022, the note holder converted $105,000 of the principal amount plus $28,960 accrued interest expense into 550,000,000 shares of the Company’s common stock. As of March 31, 2022, the note was in default. The Company recorded additional $63,690 principal due to default breach occurred during the year ended June 30, 2022. As of June 30, 2022, the note has been fully converted.

Convertible note 11: On October 8, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $231,000 (includes a $21,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of March 31, 2022, the note was in default. The Company recorded additional $69,300 principal due to the default that occurred during the year ended June 30, 2022.

Convertible note 12: On October 13, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $275,000 (includes a $25,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of June 30, 2022, the note was in default. The Company recorded additional $82,500 principal due to default breach occurred during the year ended June 30, 2022.

Convertible note 13: On November 10, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $58,300 (includes a $5,300 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2022, the note has been fully converted.

Convertible note 14: On February 8, 2021, the Company issued a convertible promissory note with an accredited investor for a total amount of $69,300 (includes a $6,300 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. As of June 30, 2022, the note has been fully converted.

Convertible note 15: On June 14, 2021, the Company issued a convertible promissory note with an accredited investor for a total amount of $300,000. The note is due in three years and bear an interest rate of 1%. The conversion price for the note is the lesser of $0.0036 and 85% of the lesser of (i) 5 days VWAP on the trading day preceding the conversion date, and (ii) the VWAP on the conversion date. “VWAP” means, for any date, the price determined by the first of the following clauses that applies: (a) if the Common Stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the Common Stock for such date (or the nearest preceding date) on the Trading Market on which the Common Stock is then listed or quoted as reported by Bloomberg L.P. (based on a Trading Day from 9:30 a.m. (New York City time) to 4:02 p.m. (New York City time)), (b) if OTCQB or OTCQX is not a Trading Market, the volume weighted average price of the Common Stock for such date (or the nearest preceding date) on OTCQB or OTCQX as applicable, (c) if the Common Stock is not then listed or quoted for trading on OTCQB or OTCQX and if prices for the Common Stock are then reported in the “Pink Sheets” published by OTC Markets, Inc. (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Stock so reported, or (d) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Holders of a majority in interest of the Debentures then outstanding and reasonably acceptable to the Company, the fees and expenses of which shall be paid by the Company. During the year ended June 30, 2022, the note holder converted $85,000 of the principal amount plus $1,747 accrued interest expense into 100,000,000 shares of the Company’s common stock.

Convertible note 16: On November 10, 2021, the Company entered into an assignment and assumption agreement with the assignor and assignee for two assigned convertible notes in total face value of $277,903, which consists $239,300 of principal and $38,603 of unpaid interest. The new note is due 360 days after issuance and bears an interest rate of 10% per annum. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2022, the note holder converted $236,460 of the principal amount into 1,047,000,000 shares of the Company’s common stock.

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

Convertible note 18: On January 5, 2022, the Company issued a convertible promissory note with an accredited investor for a total amount of $485,000 (includes a $82,190 OID). The note is due in one year and bear an interest rate of 8%. The note is convertible into the Company’s common stock at $0.001 par value per share.

Convertible note 19: On March 23, 2022, the Company entered a convertible promissory note with an accredited investor for a total amount of $198,000 (includes a $18,000 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 20: On April 27, 2022, the Company entered a convertible promissory note with an accredited investor for a total amount of $144,200 (includes a $19,200 OID). The note is due in one year and bears interest at a rate of 12%. The conversion price for the note is 75% of the lowest trading bid for the 10 consecutive trading days prior to the conversion date.

Convertible note 21: On June 8, 2022, the Company entered a convertible promissory note with an accredited investor for a total amount of $220,000 (includes a $20,000 OID). The note is due in one year and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 22: On June 28, 2022, the Company entered a convertible promissory note with an accredited investor for a total amount of $110,000 (includes a $10,000 OID). The note is due in one year and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

In connection with the convertible debt, debt discount balance as of June 30, 2022 and 2021 were $1,185,079 and $391,086, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

As of the year ended June 30, 2022, debt discount of the convertible notes consisted of following:

		Debt Discount			Debt Discount
Start Date	End Date	As of 6/30/2021	Addition	Amortization	As of 6/30/2022
9/10/2020	9/10/2021	$39,452	$-	$(39,452)	$-
9/10/2020	9/10/2021	5,312	-	(5,312)	-
11/10/2020	11/11/2021	18,306	-	(18,306)	-
11/10/2020	11/11/2021	3,024	-	(3,024)	-
2/8/2021	2/9/2022	36,712	-	(36,712)	-
2/8/2021	2/9/2022	5,701	-	(5,701)	-
6/14/2021	6/14/2024	282,578	-	(95,501)	187,077
1/1/2022	1/1/2025	-	450,000	(73,905)	376,095
1/5/2022	1/5/2023	-	82,190	(39,631)	42,559
3/23/2022	3/23/2023	-	198,000	(53,704)	144,296
4/27/2022	4/27/2023	-	144,200	(25,284)	118,916
6/8/2022	6/8/2023	-	220,000	(13,260)	206,740
6/28/2022	6/28/2023	-	110,000	(603)	109,397
Total:		$391,086	$1,204,390	$(410,397)	$1,185,079

21. Derivative Liabilities

The derivative liability is derived from the conversion features in note 20 and stock warrant in note 22. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of June 30, 2022 and 2021, the derivative liability was $5,521,284 and $2,217,361, respectively. The Company recorded $2,809,857 loss and $1,087,485 gain from changes in derivative liability during the year ended June 30, 2022 and 2021, respectively. In addition, the Company recorded $1,272,111 and $414,632 as excess of derivative expense at initial valuation due to the total debt discount cannot excess the face amount of the convertible note balance. The Binomial model with the following assumption inputs:

June 30, 2021
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	0.01-0.46%
Expected Volatility	89-236%

June 30, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	0.01-2.92%
Expected Volatility	133-262%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2021	$2,217,361
Additions	2,107,956
Mark to Market	2,809,856
Reclassification to APIC Due to Conversions	(1,613,889)
Ending Balance, June 30, 2022	$5,521,284

22. Stock Warrants

On September 7, 2018, the Company entered into a settlement agreement with several investors to settle all disputes by issuing additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of June 30, 2022 and 2021, the fair value of the warrant liability was $1,100 and $1,042, respectively.

On February 4, 2020, the Company entered into a warrant agreement with an accredited investor for up to 10,000,000 shares of common stock of the Company at an exercise price of $0.008 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $80,000. As of June 30, 2022 and 2021, the fair value of the warrant liability was $2,000 and $20,000, respectively.

As of June 30, 2022 and 2021, the total fair value of the warrant liability was $3,100 and $21,042, respectively.

The Binomial model with the following assumption inputs:

Warrants liability:	June 30, 2021
Annual dividend yield	—
Expected life (years)	2.0-4.0
Risk-free interest rate	0.18-0.46%
Expected volatility	132-166%

Warrants liability:	June 30, 2022
Annual dividend yield	—
Expected life (years)	1.0-3.0
Risk-free interest rate	0.28-2.99%
Expected volatility	149-174%

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2020	10,578,880	$0.021	5
Expired	-
Granted	-
Outstanding at June 30, 2021	10,578,880	$0.026	4
Expired	-
Granted	-
Outstanding at June 30, 2022	10,578,880	$0.027	3

23. Note Payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of June 30, 2022 and 2021, the loan principal balance was $25,982 and $25,982, respectively.

Notes payable due to non-related parties

On June 15, 2018, the Company entered into a promissory note with one of the accredited investors. The original principal amount was $20,000 and the note bears 8% interest per annum. The note was payable upon demand. As of June 30, 2022 and 2021, this note had a balance of $20,000 and $20,000, respectively.

On October 6, 2020, the Company entered into a promissory note with Darryl Kuecker, and Shirley Ann Hunt (the “Trustee”) for borrowing $1,390,000 with annual interest rate of 6% due in 30 years. Darryl Kuecker, Trustee of the 2002 Darry Kuecker Revocable Trust as to an undivided 36% interest, and Shirley Ann Hunt, Trustee of the 2002 Shirley Ann Hunt Revocable Trust as to an undivided 64% interest. Principal and interest shall be payable on monthly basis, in installments of $8,333.75, beginning on November 1, 2020 and until September 1, 2050. Payments to be divided and made separately to each beneficiary per the beneficiary’s instruction: $3,000.15 to Darryl Kuecker, Trustee and $5,333.60 to Shirley Hunt, Trustee. As of June 30, 2022 and 2021, the Company had an outstanding balance of $1,364,436 and $1,378,222, respectively. For the years ended June 30, 2022 and 2021, the Company paid interest expense of $122,110 and $57,892, respectively.

On May 12, 2021, the Company issued a promissory note to the Lemon Glow shareholders. The original principal amount was $3,976,000 and the note bears interest at the rate of 5% per year 36 monthly payments commencing on June 15, 2021. As of June 30, 2022 and 2021, the note had a remaining balance of $3,463,389 and $3,626,000, respectively. As of June 30, 2022 and 2021, the note had accrued interest balance of $175,707 and $0, respectively.

On May 17, 2021, the Company issued a note to Hyundai financing in total principal amount of $13,047. The monthly payment was $251 per month. During the year ended June 30, 2022, the loan has been fully paid off. As of June 30, 2022 and 2021, the note had an outstanding balance of $0 and $13,047, respectively.

Notes payable due to related parties

On January 23, 2013, the Company entered into a promissory note with its former employee of the Company who owns less than 5% of the Company’s stock. The original principal amount was $40,000 and the note bears no interest. The note was payable upon demand. As of June 30, 2022 and 2021, this note had a balance of $0 and $15,427, respectively.

24. Loans payable

On October 1, 2017, the Company issued a straight promissory note to Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of June 30, 2022 and 2021, the note was in default and the outstanding balance under this note was $36,695 and $49,541, respectively.

During the year ended June 30, 2019, the Company entered into a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of June 30, 2022 and 2021, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On June 6, 2019, SWC entered into an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of June 30, 2022 and 2021, the outstanding balance under this loan were $11,842 and $19,506, respectively.

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

As of June 30, 2022 and 2021, the total outstanding PPP loan balance was $606,495 and $256,495, respectively.

On November 20, 2020, the Company entered into a loan with the Business Backer for borrowing $215,760. The note bears an interest at rate of 4% and is due in 15 months. The weekly installment payment is $3,425. As of June 30, 2022 and 2021, the outstanding loan balance under this note was $0 and $109,925, respectively.

On February 15, 2021, the Company entered into a loan with Manuel Rivera for borrowing $100,000 with maturity date on September 15, 2021; the note bears a monthly interest of $3,500 for 7 months. The Company shall pay the investor a fee of $70,000 within 45 days of its first harvest. As of June 30, 2022 and 2021, the outstanding loan balance under this note was $100,000 and $100,000, respectively. As of June 30, 2022 and 2021, the unpaid interest expense under this note was $56,000 and $14,000, respectively.

On March 24, 2021, the Company entered into auto loan agreement with John Deere Financial for an auto loan of $69,457 for 60 months at annual percentage rate of 2.85%. As of June 30, 2022 and 2021, the Company has an outstanding balance of $53,250 and $65,726, respectively.

On August 4, 2021, the Company entered into a loan with Coastline Lending Group of $490,000 which to be secured by a deed of trust on the real property at 5058 Valley Blvd, Los Angeles, CA90032. The loan has an interest only payment of $3,471 per month with a term of 36 months. The loan bears an interest rate at 8.5% per annum with maturity date on August 14, 2024. As of June 30, 2022, the Company has an outstanding balance of $490,000.

On October 1, 2021, the Company entered into five auto loan agreements with Ally Auto to purchase five Ram Cargo Vans in total finance amount of $124,332 for 60 months at annual percentage rate of 6.44%. The monthly payment is $418 per vehicle. As of June 30, 2022, the Company has an outstanding balance of $108,791.

On October 5, 2021, the Company entered into an auto loan agreement with Hitachi Capital America Corp. to purchase one Ram Cargo Van in total finance amount of $32,464 for 60 months at annual percentage rate of 8.99%. The monthly payment is $587. As of June 30, 2022, the Company has an outstanding balance of $28,406.

On October 5, 2021, the Company entered into two auto loan agreements with Hitachi Capital America Corp. to purchase two Ram Cargo Vans in total finance amount of $64,730 for 60 months at annual percentage rate of 8.99%. The monthly payment is $674 per vehicle. As of June 30, 2022, the Company has an outstanding balance of $56,639.

On March 1, 2022, the Company entered into a short term loan with WNDR Group Inc. for borrowing $100,000. The note bears an monthly interest rate of 2% with maturity date on December 31, 2022. As of June 30, 2022, the Company has an outstanding balance of $100,000.

As of June 30, 2022 and 2021, the Company had an outstanding loan balance of $1,761,214 (consists of $935,975 current portion and $825,239 noncurrent portion) and $701,193 (consists of $392,605 current portion and $308,588 noncurrent portion), respectively.

25. Loans Payable – Related Parties

On January 23, 2013, SWC received a loan from an officer for $40,000. The amount of loan bears no interest. As of June 30, 2022 and 2021, the balance of loans payable is $0 and $15,427, respectively.

On July 7, 2016, SWC received a loan from an officer. The amount of the loan bears no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2022 and 2021, the balance of the loans payable were $0 and $49,447, respectively.

On November 21, 2016, SWC received a loan from an officer. The amount of the loan bears no interest and due in September 30, 2017. As of June 30, 2022 and 2021, the balance of the loans payable were $0 and $83,275, respectively.

On September 1, 2017, the Company had related party transaction with LMK Capital LLC, a related party company owned by Jimmy Chan, the Company’s CEO. The amount of the loan payable/receivable bears no interest and is due on demand. As of June 30, 2022 and 2021, the balance of the loan payable to LMK were $278,006 and $26,452, respectively, and the balance of loan receivable were $0 and $0, respectively.

On May 25, 2021, Lemon Glow received a loan from an officer. The amount of the loan bears no interest and due on demand. As of June 30, 2022 and 2021, the balance of the loans were $2,289 and $3,000, respectively.

As of June 30, 2022 and 2021, the Company had an outstanding balance of $280,295 and $163,831 owed to various related parties, respectively.

26. Shares to Be Issued

On April 19, 2018, the Company entered into a consulting agreement with TAAD, LLP. (“the Consultant”) to provide certain financial reporting preparation services. The Company will grant the Consultant 5,000,000 shares of the Company’s stock per quarter as consulting fees. As of June 30, 2022 and 2021, 20,000,000 common shares for fiscal year 2022 and 5,000,000 common shares for fiscal year 2021 have not been issued to the Consultant. As of June 30, 2022 and 2021, the Company had potential shares to be issued in total amount of $54,500 and $27,500, respectively.

Starting July 1, 2021, Mr. Jimmy Chan, the Company’s CEO, receives an annual salary of $250,000 with 50,000,000 commons shares at the end of fiscal year 2022. In addition, upon closing of each acquisition, Mr. Chan will receive 10% of the purchase price as a special bonus. As of March 31, 2022 and June 30, 2021, 50,000,000 common shares for fiscal year 2022 and 50,000,000 common shares for fiscal year 2021 have not been issued to Mr. Chan. As of June 30, 2022 and 2021, the Company recorded potential shares to be issued in total amount of $228,577 and $110,577, respectively.

As of June 30, 2022 and 2021, the Company had total potential shares to be issued to the consulting agreement of $283,077 and $138,077, respectively.

27. Stockholders’ (Deficit) Equity

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

During the three months ended December 31, 2021, the Company made repayment of capital in total cash of $50,007 to their noncontrolling minority shareholder of Nug Ave. The repayment was due to the total investment from ECGI was over 30% ownership as stated in the common share purchase agreement dated February 8, 2021.

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

During the three months ended March 31, 2022, the Company issued 300,000,000 shares of common stock for total cash of $181,394.

Share issuances during the three months ended June 30, 2022

During the three months ended June 30, 2022, the Company issued 1,152,088,667 shares of common stock for debt conversions in a total amount of $198,223.

During the three months ended June 30, 2022, the Company issued 192,665,527 shares of common stock for total cash of $41,876.

During the three months ended June 30, 2022, the Company advanced issued 81,452,115 shares of common stock for total subscription receivable of $10,042. The cash was fully collected in July 7, 2022.

During the three months ended June 30, 2022, the Company issued 26,190,000 shares of common stock for commission in fair value of $26,190.

During the three months ended June 30, 2022, the Company issued 200,000,000 shares of common stock for commitment in fair value of $80,000.

As of June 30, 2022 and 2021, the Company had 11,825,389,576 and 7,402,535,676 shares of its common stock issued and outstanding, respectively.

As of June 30, 2022 and 2021, the Company had 2,541,500 and 541,500 shares of its series B preferred stock issued and outstanding, respectively.

As of June 30, 2022 and 2021, the Company had 1 and 1 share of its series C preferred stock issued and outstanding, respectively.

28. Leases

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

As of June 30, 2022
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$308,925

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended June 30, 2022	$243,406
Remaining lease term – operating leases (in years)	1.75
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:

Operating leases
Short-term right-of-use assets	$219,494
Long-term right-of-use assets	$266,760
Total operating lease assets	$486,253

Short-term operating lease liabilities	$233,201
Long-term operating lease liabilities	$290,948
Total operating lease liabilities	$524,149

Maturities of the Company’s lease liabilities are as follows:

Year Ended June 30, 2022	Operating Lease
2023	$273,425
2024	172,465
2025	147,446
Total lease payments	593,336
Less: Imputed interest/present value discount	(69,187)
Present value of lease liabilities	$524,149

29. Income Tax

The deferred tax asset as of June 30, 2022 and 2021 consisted of the following:

	2022	2021
Net Operating Loss Carryforwards	$16,122,226	$13,021,807
Less Valuation Allowance	(16,122,226)	(13,021,807)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of June 30, 2022, the Company has net operating loss carryforward of $85,437,392 which is available to offset future taxable income that expires by year 2038.

TCJA modified net operating loss (NOL) rules. For most taxpayers, NOLs arising in tax years ending after 2017 can only be carried forward. Exceptions apply to certain farming losses and NOLs of insurance companies other than a life insurance company.

For losses arising in taxable years beginning after December 31, 2017, the new law limits the NOL deduction to 80% of taxable income.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2022 and 2021 is as follows:

	2022	2021
US federal statutory income tax rate	(21)%	(21)%
State tax – net of benefit	(7)%	(7)%
Non-deductible expenses, net of federal benefit	7%	7%
Increase in valuation allowance	21%	21%
Income tax expense	—	—

30. Contingent Liabilities and Commitment

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

Contingent Liabilities

The company fully recognize the legal liability as account payable and accrued liabilities. Please referred to Note 17. Accounts Payable and Accrued Liabilities.

31. Subsequent Events

Entry into Letter of Intent

On June 29, 2022, the Company entered into a letter of intent (the “LOI”) to acquire the business and associated property known as RMI Ventures, Dba Jerusalem Grade Farm (the “Proposed Acquisition”) located at 22644 Jerusalem Grade Road, Middletown, CA 95461 (“RMI Ventures”).

Pursuant to the terms of the LOI, Sugarmade proposes a 40% acquisition of RMI Ventures, including the associated real estate, cannabis-related licenses, and the business operation. The Acquisition will include a 10-year cultivation license relative to the property based on a cultivation canopy size and other information outlined in the license issued by the County of Lake, California. The licensed outdoor canopy area at the property is 43,560 square feet, and the total property acreage is 21.38. In addition, the property will include the currently installed irrigation system, a weather station, a cultivation nursery, and a biomass curing room.

All existing equipment at the property shall be included in the Acquisition, such as the cultivation license, clones, and the current 2022 growing season crop.

The purchase price would be five hundred and fifty thousand dollars ($550,000).

The Parties agree the Definitive Agreement will include a management services agreement (the “MSA”), which will include Ryan Santiago and perhaps other individuals. A five-year term for the MSA is contemplated. The compensation for Mr. Santiago will be $120,000 per annum in salary with bonuses contingent on yield for the season and total gross sales for the seasonal crop. These details will be specifically outlined in the MSA or in other documents suitable to the Parties.

Sugarmade will put into place a credit line facility (the “Facility”) in the amount of Six Hundred Fifty Thousand Dollars ($650,000), the funds of which shall be designated for operational costs and working capital. The Facility will hold an annual interest rate of 14% on all outstanding balances. Sugarmade shall commit to maintaining the Facility for three (3) years from the signing of a Definitive Agreement or until the Parties mutually agree the project contemplated by this LOI and implemented by the Definitive Agreement has adequate funds to be self-sustainable.

The Parties propose to close the Acquisition by July 31, 2022.

Entry into Management Services Agreement

On August 12, 2022, SugarRush, Inc. (“SugarRush”), a wholly owned subsidiary of Sugarmade, Inc. (the “Company”), entered into a Management Services Agreement (the “MSA”) by and between SugarRush and Canndis, Inc. (“Canndis”), an unrelated third party, pursuant to which the parties agreed that SugarRush would manage operations for Canndis, which holds a California regulatory permit issued by the City of Desert Hot Springs authorizing Type 12 adult-use and medicinal-microbusiness at its facility located on Little Morongo Road in Desert Hot Springs, CA (the “Facility”).

Pursuant to the terms of the MSA, SugarRush will be responsible for all business operations, including all commercial cannabis activities, at the Facility. SugarRush agreed to pay Canndis a license fee of (i) 2% of gross retail sales and 1.5 percent of gross wholesale sales during the initial six months following commencement of operations (the “Introductory Period”), and (ii) after the Introductory Period, the greater of (a) $2,500 or (b) 2% of gross retail sales and 1.5% of gross wholesale sales. Canndis agreed to pay to SugarRush 65% of net sales each month.

The MSA has a term of 12 months and can be terminated as follows: (i) SugarRush may terminate for any reason upon 180 days’ written notice to Canndis; and (ii) either party may immediately terminate if the other party has materially breached any representation, warranty or covenant made by the breaching party and the breach has not been cured within 30 days. The MSA contains representations and warranties customary for an agreement of this type.

Common Stock Issuance Subsequent to June 30, 2022

Subsequent to June 30, 2022, the Company entered into multiple stock purchase agreements and issued 227,979,125 shares of the Company’s common stock in total cash of $27,630.

Entry into Promissory Note and Warrants

On September 9, 2022, the Company entered into a loan with Rezyfi Lending Inc. for borrowing $300,000 with maturity date on October 9, 2022; the note bears an interest of 12% per annum. The Company shall pay interest in the amount of $3,000 on a monthly basis with any remaining balance payable on the due date. In connection with the issuance of the note, the property described as 8845 and 8895 High Valley Road, Clearlake Oaks, CA 95423 shall transfer to the possession and ownership of the lender immediately as the “Security”. The Security may not be sold or transferred without the Lender’s consent until the due date. If borrower breaches the provision, Lender may declare all sums due under this note immediately due and payable, unless prohibited by applicable law. The Lender shall have the sole-option to accept the security as full payment for the borrowed money without further liabilities or obligations. If the market value of the security does not exceed the borrowed money, the borrower shall remain liable for the balance due while accruing interest at the maximum rate allowed by law.

On November 14, 2022, the Company entered into a loan with Mast Hill Fund L.P. for borrowing $532,000 with maturity date on November 14, 2023; the note bears an interest of 16% per annum. The note shall be convertible into shares of common stock at conversion price of $0.0001, subject to adjustments. In connection with the issuance of the note, the Company granted 1,773,333,333 shares of common stock purchase warrant at an exercise price of $0.0003. The warrant period commencing on the issuance date and ending on the five-year anniversary.

On November 14, 2022, the Company granted 95,600,000 shares of common stock purchase warrant to J.H. Darbie & Co., Inc. for service provided according to the fee agreement dated December 28, 2021, at an exercise price of $0.0003. The warrant period commencing on the issuance date and ending on the five-year anniversary.

On November 15, 2022, the Company paid off the promissory note of 1800 Diagonal Lending LLC date April 27, 2022 in total cash of $80,765.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that as of June 30, 2022 our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

During the fiscal year ended June 30, 2022, there were no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2022, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of June 30, 2022, the following individuals are the Company’s current officers and directors. Certain information about them, is set forth below:

Name	Age	Position
Jimmy Chan	43	CEO & Chairman
Christopher H. Dieterich	74	Independent Director

Biographies

Mr. Jimmy Chan is an experienced business executive who has been instrumental in growing multiple business operations. Since he was assigned as CEO and Chairman of the Board of Sugarmade, Inc in October 2014, he has grown the business’s asset and operation substantially. He is also the founder of CarryOutSupplies.com, a company that revolutionized the custom-printed food containers for the frozen dessert market, a sub-sector of the quick service restaurant industry, which merged with Sugarmade during 2014. Through his experiences in various businesses operations, he has developed a strong expertise in international trade, Regulated Cannabis Industry and The Capital Market. In the early stage of his career, he has started numerous other businesses, including a real estate investment operation that accumulated a substantial portfolio of residential properties.

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

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in the past two fiscal years for each of our named executive officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus (Preferred Shares)($)		Stock Awards (Common Stock)($)		Option Awards ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jimmy Chan,	2022	$250,000	(1)	$0.001	(3)	$15,000	(1)	0	0	0	$265,000
Chief Executive Officer	2021	$150,000	(2)	$0.001	(3)	$130,000	(1)	0	0	0	$280,000

(1) For fiscal year 2022, Jimmy Chan received an annual salary of $250,000 and he was awarded 50,000,000 shares of common stock in fair value of $15,000 on June 30, 2022. As of the filing date, 50,000,000 common stock shares awarded in fiscal year 2021 have not yet been issued to Mr. Chan.

(2) For fiscal year 2021, Jimmy Chan received an annual salary of $150,000 and he was awarded 50,000,000 shares of common stock in fair value of $130,000 on June 30, 2021. As of the filing date, 50,000,000 common stock shares awarded in fiscal year 2021 have not yet been issued to Mr. Chan.

(3) The 1 share of Series C preferred stock owned by Mr. Chan has a par value of $0.001 and no conversion rights.

Officer’s Compensation

For fiscal year 2022, Jimmy Chan received an annual salary of $250,000 and he was awarded 50,000,000 shares of common stock in fair value of $15,000 on June 30, 2022. As of the filing date, 50,000,000 common stock shares awarded in fiscal year 2021 have not yet been issued to Mr. Chan.

For fiscal year 2021, Jimmy Chan received an annual salary of $150,000 and he was awarded 50,000,000 shares of common stock in fair value of $130,000 on June 30, 2021. As of the filing date, 50,000,000 common stock shares awarded in fiscal year 2021 have not yet been issued to Mr. Chan.

During the fiscal year ended June 30, 2020, Mr. Chan received annual salary of $108,000 and he was awarded 5,000,000 shares of common stock on June 30, 2020. The Company recorded the fair value of stock awards in total of $21,000 based on the closing stock price of $0.0042 per share at June 30, 2020.

On April 15, 2020, Mr. Chan was awarded 2,126,500 shares of series B preferred stock as officer’s compensation. Each Series B preferred stock shall be redeemable into one thousand shares of common stock. The Company recorded the fair value of stock awards in total of $5,528,900 based on the 2,126,600 shares of Series B preferred stock multiplied by the closing common stock price of $0.0026 per share at April 15, 2021 and multiplied by one thousand shares of common stock. In addition, on December 29, 2020, Mr. Jimmy Chan returned 1,000,000 bonus shares of Series B preferred shares to the Company. On May 11, 2021, Mr. Jimmy Chan returned another 1,000,000 bonus shares of Series B preferred shares to the Company. Following the aggregate return of 2,000,000 bonus shares of Series B preferred shares, the remaining 126,500 shares continue to be subject to the waiver of Mr. Chan’s rights to convert such shares to common stock shares in fair value of $328,900 on grant date.

During the fiscal year ended June 30, 2021, Mr. Chan received annual salary of $150,000 and he was awarded 50,000,000 shares of common stock on June 30, 2021. The Company recorded the fair value of stock awards in total of $130,000 based on the closing stock price of $0.0026 per share at June 30, 2021.

In addition, On March 5, 2021, Mr. Chan was awarded 1 share of Series C preferred stock as bonus share at par value of $0.001. The number of authorized shares of the Series C preferred stock is one share. The share of Series C preferred stock shall have a number of votes at any time equal to (i) the number of votes then held or entitled to be made by all other equity securities of the Company, including, without limitation, the common stock, par value $0.001 per share, of the Company, debt securities of the Company or pursuant to any other agreement, contract or understanding of the Company, plus (ii) one (1). Without the prior unanimous approval and consent of the Board of Directors of the Company, the share of Series C preferred stock may not be transferred by the original share holder. The Series C preferred stock shall not be convertible into shares of any other class of stock of the Company. The Series C preferred stock shall not be entitled to receive any dividends paid on any other class of stock of the Company. In the event of any liquidation, dissolution or winding up of the Company, the Series C preferred stock shall not be entitled to receive any distribution of any of the assets or surplus funds of the Company and shall not participate with the common stock or any other class of stock of the Company. The Series C preferred stock shall not participate in any distributions or payments to the holders of the common stock or any other class of stock of the Company and shall have no economic interest in the Company.

Employment Agreements

On April 19, 2018, the Company entered into a consulting agreement with TAAD, LLP (the “Consultant”) to provide certain financial reporting preparation services. The Company will grant the Consultant 5,000,000 shares of the Company’s stock per quarter as consulting fees. As of June 30, 2022 and 2021, 20,000,000 common stock shares for fiscal year 2022 and 5,000,000 common stock shares for fiscal year 2021 have not been issued to the Consultant. As of June 30, 2022 and 2021, the Company had potential shares to be issued in total amount of $54,500 and $27,500, respectively.

Starting July 1, 2021, the Company entered into an employment agreement with Mr. Jimmy Chan, the Company’s CEO. Mr. Jimmy Chan will receive an annual salary of $250,000 with 50,000,000 commons stock shares at the end of fiscal year 2022. In addition, upon closing of each acquisition, Mr. Chan will receive 10% of the purchase price as a special bonus. As of June 30, 2022 and 2021, 50,000,000 common stock shares for fiscal year 2022 and 50,000,000 common stock shares for fiscal year 2021 have not been issued to Mr. Chan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of January 12, 2023, below is information with respect to the securities holdings of (i) our named executive officers, (ii) our directors, (iii) our executive officers and directors as a group, and (iv) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the shares of Common Stock.

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. The following table is based on the number of shares outstanding totaling 12,055,800,701 as of January 12, 2023.

Name and Address	Series B Preferred	Series B Preferred (as converted to Common Stock)(1)	Series C Preferred		Common Stock		Total Ownership	Percentage of Class Beneficially Owned	Percentage of Voting Power
Executive Officers and Directors:
Jimmy Chan	500,000	500,000,000	1	(2)	37,708,235	(3)	537,708,236	4.49%	50.10	%(4)

Other 5% Stockholders:
Ryan Santiago	1,000,000	1,000,000,000	—		285,714,286		1,285,714,286	10.73%	5.14	%(4)
SBMS Capital Inc.	700,000	700,000,000	—		—		700,000,000	5.84%	2.80	%(4)

(1)	Each share of Series B Preferred stock is redeemable into 1,000 shares of Common Stock.

(2)	The one share of Series C Preferred held by Mr. Chan has no conversion rights. The share of Series C Preferred shall have a number of votes at any time equal to (i) the number of votes then held or entitled to be made by all other equity securities of the Company, including, without limitation, the Common Stock, debt securities of the Company or pursuant to any other agreement, contract or understanding of the Company, plus (ii) one. The Series C Preferred shall vote on any matter submitted to the holders of the Common Stock, or any class thereof, for a vote, and shall vote together with the Common Stock, or any class thereof, as applicable, on such matter for as long as the share of Series C preferred stock is issued and outstanding.

(3)	Represents (i) 19,063,502 shares of common stock held by Mr. Chan; (ii) 11,266,667 shares of common stock held by LMK Capital LLC; and (iii) 7,378,066 shares of common stock held by Amy Thai. Mr. Chan is majority owner of LMK Capital LLC and therefore, is deemed to be the beneficial owner of shares owned by LMK Capital LLC. Ms. Thai shares a household with Mr. Chan and Mr. Chan is deemed to beneficially own Ms. Thai’s shares.

(4)	Assumes conversion of all 2,541,500 shares of Series B Preferred stock. Assuming conversion of all Series B Preferred stock outstanding, there would be (a) 12,116,925,266 eligible votes plus (b) that number of votes plus one because of the voting power of the one share of Series C Preferred stock owned by Mr. Chan. Therefore, the total number of eligible votes assuming conversion of all Series B Preferred stock would be 24,233,850,533.

As of January 12, 2023, Mr. Chan, our CEO, beneficially owns approximately 54.59% of the total shareholder voting power.

Changes in Control

As of the date of this filing, we are not aware of any arrangement that may result in a change in control of our company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2022.

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

Item 13. Certain Relationships and Related Party Transactions and Director Independence

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

On January 23, 2013, SWC received a loan from an officer for $40,000. The amount of loan bears no interest. As of June 30, 2022 and 2021, the balance of loans payable is $0 and $15,427, respectively.

On July 7, 2016, SWC received a loan from an officer. The amount of the loan bears no interest and amortized on a monthly basis over the life of the loan. As of June 30, 2022 and 2021, the balance of the loans payable were $0 and $49,447, respectively.

On November 21, 2016, SWC received a loan from an officer. The amount of the loan bears no interest and due in September 30, 2017. As of June 30, 2022 and 2021, the balance of the loans payable were $0 and $83,275, respectively.

On September 1, 2017, the Company had related party transaction with LMK Capital LLC, a related party company owned by Jimmy Chan, the Company’s CEO. The amount of the loan payable/receivable bears no interest and is due on demand. As of June 30, 2022 and 2021, the balance of the loan payable to LMK were $278,006 and $26,452, respectively, and the balance of loan receivable were $0 and $0, respectively.

On May 25, 2021, Lemon Glow received a loan from an officer. The amount of the loan bears no interest and due on demand. As of June 30, 2022 and 2021, the balance of the loans were $2,289 and $3,000, respectively.

As of June 30, 2022 and 2021, the Company had an outstanding balance of $280,295 and $163,831 owed to various related parties, respectively.

Item 14. Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by WWC P.C., our independent registered public accounting firm, and L&L CPAS, PA, our former independent registered public accounting firm, for the fiscal years ended June 30, 2022 and 2021, were as follows:

	Year Ended June 30,
	2022	2021
Audit fees (1)	$49,000	$69,000
Audit-Related fees (2)	$—	—
Tax fees	—	—
Other fees	—	—
Total fees	$49,000	$69,000

(1)	Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended June 30, 2022 and 2021; and (ii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.
(2)	Includes fees for review of our registration statements and offering statements filed with the SEC.

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

(3) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 12, 2021 by and among Sugarmade, Inc., Carnaby Spot Bay Corp, Lemon Glow Company, and Ryan Santiago (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2021).

2.2	Certificate of Merger filed with the State of California on May 14, 2021 (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2021).

2.3	Non-Exclusive Intellectual Property Licensing entered into as of August 26, 2021 by and between Sugarmade, Inc. and SugarRush 5058, LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2021).

3.1	Certificate of Incorporation dated June 20, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10 filed with the SEC on March 14, 2008)

3.2	Amendment to Certificate of Incorporation dated January 14, 2008 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10 filed with the SEC on March 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation, dated October 12, 2018 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2018)

3.4	Certificate of Correction of Designations, Powers, Preferences And Other Rights Of The Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1.6 to the registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2018)

3.5	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10 filed with the SEC on March 14, 2008)

3.6	Certificate of Withdrawal of Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on January 15, 2021 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021).

3.7	Certificate of Amendment to Certificate of Designation of Series B Senior Preferred Stock, Setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock filed with the Delaware Secretary of State on January 15, 2021 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021).

3.8	Certificate of Designations of Preferences and Rights of Series C Preferred Stock filed with the Delaware Secretary of State on January 15, 2021 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2021).

3.9	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

4.1	Common Stock Purchase Warrant, dated as of November 14, 2022, by and between Sugarmade, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.1	Non-Exclusive Intellectual Property Licensing entered into as of August 26, 2021 by and between Sugarmade, Inc. and SugarRush 5058, LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2021.

10.2	Operating Agreement of SugarRush 5058, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2021).

10.3	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential), dated June 11, 2021, with Paredes Diana K Tr / Shalom Trust (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.4	Common Share Purchase Agreement dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2021).

10.5	Stock Redemption Agreement dated May 11, 2021 between the Company and Jimmy Chan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2021).

10.6	Promissory Note dated May 14, 2021 issued between the Company (as borrower) and Ryan Santiago (as holder) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2021).

10.7	Promissory Note dated May 14, 2021 issued between the Company (as borrower) and SMBS Capital Inc. (as holder) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2021).

10.8	Promissory Note dated May 14, 2021 issued between the Company (as borrower) and Sam Luu (as holder) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2021).

10.9	Promissory Note dated May 14, 2021 issued between the Company (as borrower) and Manuel Rivera (as holder) (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2021).

10.10	Memorandum of Understanding (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.11	Common Stock Purchase Agreement by and between Sugarmade, Inc. and Dutchess Capital Growth Fund LP dated January 6, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2022).

10.12	Registration Rights Agreement by and between Sugarmade, Inc. and Dutchess Capital Growth Fund LP dated January 6, 2022 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2022)

10.13	Consulting Agreement between TAAD, LLP and Sugarmade, Inc. dated as of April 19, 2018 (incorporated by reference to the registrant’s registration statement on Form S-1 (333-263600) filed with the SEC on March 16, 2022)

10.14	Cultivation and Supply Agreement by and between Cannabis Global, Inc. and Lemon Glow Company, Inc. dated April 28, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2022).

10.15	$400,000 Convertible Promissory Note due April 28, 2023 bearing 8% interest per year issued by Cannabis Global, Inc. to Lemon Glow Company, Inc. on April 28, 2022 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2022).

10.16	Management Services Agreement, dated as of August 12, 2022, by and between SugarRush, Inc. and Canndis, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).

10.17	Promissory Note, dated as of November 14, 2022, by and between Sugarmade, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.18	Securities Purchase Agreement, dated as of November 14, 2022, by and between Sugarmade, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.19	Guaranty, dated as of November 14, 2022, by and between Lemon Glow Company, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

21.1*	List of Subsidiaries.

24.1*	Power of Attorney (set forth on signature page hereto)

31.1*	Certification of Chief Executive Officer and principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2023

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

Signature	Title	Date

/s/ Jimmy Chan	Chief Executive Officer and Chairman of the Board	January 13, 2023
Jimmy Chan	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Christopher H. Dietrich	Director	January 13, 2023
Christopher H. Dietrich

-80-