Form 10-Q
period 2022-09-30
Sugarmade, Inc.
filed 2023-01-26
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

At January 24, 2023, there were 12,506,191,076 shares of common stock issued and outstanding.

SUGARMADE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

PART 1: Financial Information

Item 1 Financial Statements

Sugarmade, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
	September 30, 2022	June 30, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	81,216	161,014
Accounts receivable, net	92,097	29,822
Inventory, net	390,977	416,643
Other current assets	333,099	256,511
Right of use asset, current	188,145	219,494
Total current assets	1,085,534	1,083,483
Noncurrent assets:
Property, plant and equipment, net	3,626,128	3,671,691
Intangible asset, net	10,648,438	10,648,921
Goodwill	757,648	757,648
Investment	30,000	-
Right of use asset, noncurrent	233,412	266,760
Cost method investments in affiliates	441,407	441,407
Total noncurrent assets	15,737,033	15,786,427
Total assets	16,822,567	16,869,910

Liabilities and Stockholders’ Deficiency
Current liabilities:
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	2,696,083	2,664,538
Customer deposits	913,084	951,664
Customer overpayment	79,532	67,906
Other payables	424,196	473,799
Accrued interest	1,022,861	873,971
Notes payable - Current	380,600	20,000
Lease liability - Current	200,258	233,201
Loans payable - Current	797,840	935,975
Loan payable - Related Parties, Current	229,984	280,295
Convertible notes payable, Net, Current	1,639,033	1,459,536
Derivative liabilities, net	1,941,302	5,521,284
Warrants liabilities	1,058	3,100
Shares to be issued	287,077	283,077
Total current liabilities	10,638,889	13,794,327
Non-Current liabilities:
Loans payable, noncurrent	823,963	825,239
Note payable, noncurrent	4,811,775	4,828,442
Convertible notes payable, Net, Noncurrent	163,673	101,828
Lease liability	255,236	290,948
Total noncurrent liabilities	6,054,647	6,046,457
Total liabilities	16,693,536	19,840,784
Commitments and contingencies	-	-
Stockholders’ equity (deficit):
Series A Preferred stock, $0.001 par value, 7,000,000 shares authorized 0 and 0 shares issued outstanding at September 30, 2022 and June 30, 2022	-	-
Series B Preferred stock, $0.001 par value, 2,999,999 shares authorized 2,541,500 and 2,541,500 shares issued outstanding at September 30, 2022 and June 30, 2022	2,542	2,542
Series C Preferred stock, $0.001 par value, 1 share authorized, 1 and 1 share issued outstanding at September 30, 2022 and June 30, 2022	-	-

Common stock, $0.001 par value, 20,000,000,000 shares authorized, 11,980,144,738 and 11,825,389,576 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	11,980,144	11,825,389
Additional paid-in capital	71,125,127	71,260,522
Share to be issued, Preferred stock	-	-
Subscription receivable	-	(10,042)
Share to be issued, Common stock	40,008	40,008
Accumulated deficit	(82,363,889)	(85,437,392)
Total stockholders’ equity (deficit)	783,931	(2,318,974)
Non-Controlling Interest	(654,901)	(651,900)
Total stockholders’ equity (deficit)	129,030	(2,970,874)
Total liabilities and stockholders’ equity (deficit)	16,822,567	16,869,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(Unaudited)

	For the three Months Ended
	September 30, 2022	September 30, 2021
Revenues, net	709,151	$1,168,781
Revenues, Related Party, net	631	$-
Cost of goods sold	462,909	386,939
Gross profit	246,873	781,842

Selling, general and administrative expenses	291,019	613,139
Advertising and promotion expense	-	513,467
Marketing and research expense	26,663	35,413
Professional expense	87,496	310,500
Salaries and wages	48,477	460,424
Stock compensation expense	66,500	101,500
Total operating expenses	520,155	2,034,443

Loss from operations	(273,282)	(1,252,601)

Non-operating income (expense):
Other (expense) income	15,091	(4,994)
Interest expense	(193,046)	(157,911)
Change in fair value of derivative liabilities	3,697,931	325,234
Change in fair value of warrant liability	2,042	8,289
Loss on asset disposal	-	(28)
Amortization of debt discount	(289,801)	(132,579)
Amortization of intangible assets	(483)	(1,533)
Other Expense - Gain on debt extinguishment	112,051	-
Unrealized gain on securities	-	(642,117)
Total non-operating income (expense), net	3,343,785	(605,640)
Equity Method Investment Loss	-	(44,477)
Income (loss) before income taxes	3,070,503	(1,902,718)
Income tax expense	-	-
Net income (loss)	$3,070,503	$(1,902,718)
Other comprehensive loss	-	-
Total comprehensive income (loss)	$3,070,503	$(1,902,718)
Less: net loss attributable to the noncontrolling interest	(3,000)	(307,351)
Net income (loss) attributable to SugarMade Inc.	$3,073,503	$(1,595,367)
Basic net income (loss) per share	$0.00	$(0.00)
Diluted net income (loss) per share	$0.00	$(0.00)

Basic and diluted weighted average common shares outstanding *	11,930,425,109	4,740,034,036

*	Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock - Series B		Preferred Stock - Series C		Common stock		Additional paid-in	Shares to be issued, common	Subscription Receivable -	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shares	CS	Subscribed	deficit	Interest	Equity

Balance at June 30, 2021	541,500	$542	1	$-	7,402,535,677	$7,402,536	$64,841,655	5,600,000	$(500,000)	$1,889,608	$(74,364,466)	$(99,656)	$4,770,218
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	576,214	-	-	-	-	-	576,214
Shares issued for conversions	-	-	-	-	375,600,448	375,600	9,665	-	-	-	-	-	385,266
Shares issued for acquisition	2,000,000	2,000	-	-	660,571,429	660,571	6,787,029	(5,600,000)	-	(1,849,600)	-	-	-
Shares issued for subscription receivable - common stock	-	-	-	-	-	-	-	-	500,000	-	-	-	500,000

Net loss	-	-	-	-	-	-	-	-	-	-	(1,595,367)	(307,351)	(1,902,718)
Balance at September 30, 2021	2,541,500	$2,542	1	$-	8,438,707,554	$8,438,707	$72,214,564	$-	$-	$40,008	$(75,959,833)	$(407,007)	$4,328,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

	Preferred Stock - Series B		Preferred Stock - Series C		Common stock		Additional paid-in	Shares to be issued, common	Shares to be cancelled, preferred	Subscription Receivable -	Common Shares	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shares	shares	CS	Subscribed	Subscribed	deficit	Interest	Equity

Balance at June 30, 2022	2,541,500	$2,542	1	$-	11,825,389,576	$11,825,389	$71,260,522	-	$-	$(10,042)	$40,008	$-	$(85,437,392)	(651,900)	$(2,970,874)
Shares issued for Cash	-	-	-	-	154,755,162	154,755	(135,395)								19,360
Shares issued for subscription receivable - common stock	-	-	-	-						10,042					10,042
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	3,073,503	(3,000)	3,070,503
Balance at September 30, 2022	2,541,500	$2,542	1	$-	11,980,144,738	$11,980,144	71,125,128	$-	$-	$0	$-	$-	$(82,363,889)	(654,901)	$129,030

The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For The Three Months Ended September 30, 2022 and 2021

(Unaudited)

	For The Three Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,073,503	(1,595,367)
Non-controlling interest	(3,000)	(307,351)
Adjustments to reconcile net loss to cash flows from operating activities:
Gain on debt extinguishment	(112,051)	-
Amortization of debt discount	289,801	132,579
Stock based compensation	4,000	101,500
Change in fair value of derivative liability	(3,697,931)	(325,234)
Change in fair value of warrant liability	(2,042)	(8,289)
Depreciation	45,563	42,138
Amortization of intangible assets	483	1,533
Equity method investment loss	-	44,477
Unrealized loss on securities	-	642,117
Imputed interest of lease liabilities	(3,959)	(1,595)

Changes in assets and liabilities:
Accounts receivable	(62,275)	(221,211)
Inventory	25,666	(167,875)
Prepayment, deposits and other receivables	(76,589)	(35,960)
Other assets	(30,000)	-
Other payables	(49,603)	(68,143)
Accounts payable and accrued liabilities	141,546	126,590
Customer deposits	(26,954)	111,998
Unearned revenue	-	20,265
Interest Payable	168,890	99,238

Net cash used in operating activities	(314,951)	(1,408,590)

Cash flows from investing activities:
Purchase of fixed assets	-	(830,000)

Net cash used in investing activities	-	(830,000)

Cash flows from financing activities:
Proceeds from shares issuance	19,360	-
Proceeds (Repayment) from(to) notes payable	343,933	(69,436)
Proceeds (Repayment) from(to) note payable - related parties	-	(15,427)
Proceeds from advanced shares issuance	-	500,000
Subscription receivable	10,042	-
Proceeds (Repayment) from(to) loans payable	(39,411)	782,969
Proceeds (Repayment) from(to) loans payable - related parties	(50,311)	(116,960)
Repayment of convertible notes	(48,459)	-

Net cash provided by financing activities	235,154	1,081,146

Net increase (decrease) in cash	(79,798)	(1,164,444)

Cash paid during the period for:
Cash, beginning of period	161,014	1,396,944
Cash, end of period	$81,216	$239,500

Cash paid interest	-	-

Supplemental information —

Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	-	576,215
Reduction in derivative liability due to conversion	-	385,266
Debt discount related to convertible debt	117,949	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

As part of pivoting our business strategy, the company negotiated with Indigo Dye Group Corp. (“Indigo”) to exchange our 32% stake in Budcars for a stake in a distribution and indoor cultivation company in Santa Rosa, California. The company has already executed a share exchange agreement with Indigo. However, the final documents and terms of the new company are still being finalized. The company expects to complete the documents and announce the transition to new business post filing of this 10Q.

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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements of the Company have been prepared using the accrual basis of accounting and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented herein have been reflected.

The condensed consolidated financial statements of the Company as of and for three months ended September 30, 2022 and 2021 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2022, the results of its operations for the three months ended September 30, 2022 and 2021, and its cash flows for the three months ended September 30, 2022 and 2021. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at June 30, 2022 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended June 30, 2022.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the period ended September 30, 2022 and year ended June 30, 2022.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, there was $0 impairment loss of its long-lived assets as of September 30, 2022 and 2021, respectively.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the period ended September 30, 2022 and year ended June 30, 2022.

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

The Company’s financial statements reflect that substantially all of its operations are conducted in two industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts for approximately 100% of the Company’s revenues for the three months ended September 30, 2022; and (2) cannabis products delivery service and sales, which accounted for approximately 0% of the Company’s total revenues for the three months ended September 30, 2022.

A reconciliation of the Company’s segment operating income and cost of goods sold to the consolidated statements of operations for the three months ended September 30, 2022 and 2021 is as follows:

	For the Period Ended
	September 30, 2022	September 30, 2021
Segment operating income
Paper and paper-based products	$709,782	$438,543
Cannabis products delivery	-	730,237
Total operating income	$709,782	$1,168,781

	For the Period Ended
	September 30, 2022	September 30, 2021
Segment cost of goods sold
Paper and paper-based products	$462,909	$386,939
Cannabis products delivery	-	-
Total cost of goods sold	$462,909	$386,939

New accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. The adoption had no material impact on the consolidated financial statements in the period ended September 30, 2022 and year ended June 30, 2022.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the period ended September 30, 2022 and year ended June 30, 2022.

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

On March 2021, the FASB issued ASU 2021-03, “Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events” (“ASU 2021-03”). The amendments in ASU 2021-03 provide private companies and not-for-profit entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in ASC 350-20, Intangibles—Goodwill and Other—Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of March 30, 2021. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the period ended September 30, 2022 and year ended June 30, 2022.

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

On July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”, which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements in the period ended September 30, 2022 and year ended June 30, 2022.

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

4. Concentration

Customers

For the three months ended September 30, 2022 and 2021, our Company earned net revenues of $709,782 and $1,168,781 respectively. The vast majority of these revenues for the year ended June 30, 2022 and 2021 were derived from a large number of customers.

Suppliers

For the three months ended September 30, 2022 and 2021, we purchased products for sale by SWC, the Company’s wholly owned subsidiary from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory was purchased from two suppliers which accounted over 10% of the total purchases. The two suppliers accounted for 69.93% and 19.23% of the Company’s total inventory purchase for the three months ended September 30, 2022 and 25.5% and 16.2% of the Company’s total inventory purchase for the three months ended September 30, 2021, respectively.

Segment reporting information

A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021 is as follows:

	For the Period Ended
	September 30, 2022	September 30, 2021
Segment operating income
Paper and paper-based products	$709,782	$438,543
Cannabis products delivery	-	730,237
Total operating income	$709,782	$1,168,781

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

The net asset value of the Company’s variable interest in Indigo was approximately $326,812 as of October 1, 2020, the date of deconsolidation. The value of the Company’s variable interest on the date of deconsolidation was based on management’s estimate of the fair value of Indigo at that time. The Company concluded that the market approach was the most appropriate method to determine the fair value of the entity on the date of deconsolidation, given that Indigo raised equity funding from third-party investors around the same period (i.e., level 2 inputs). The Company recognized a gain on deconsolidation of approximately $313,928 with no related tax impact, which is included in other income, net on the consolidated statement of operations. As the Company is not obligated to fund future losses of Indigo, the carrying amount is the Company’s maximum risk of loss and accounted as equity method investment in affiliates in our consolidated financial statements as of and for the period ended September 30, 2021. Due to the Company had no access to Indigo’s book during the year ended June 30, 2022, the Company recorded cost method investment in affiliates at $441,407 as of June 30, 2022. As of September 30, 2022 and June 30, 2022, the Company recorded cost method investment in affiliates at 441,407, respectively.

As part of pivoting our business strategy, the company negotiated with Indigo Dye Group Corp. (“Indigo”) to exchange our 32% stake in Budcars for a stake in a distribution and indoor cultivation company in Santa Rosa, California. The company has already executed a share exchange agreement with Indigo. However, the final documents and terms of the new company are still being finalized. The company expects to complete the documents and announce the transition to new business post filing of this 10Q.

6. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of September 30, 2022, there were no legal claims pending or threatened against the Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. Third parties had purchased the two notes during the year ended June 30, 2020. As of September 30, 2022 and June 30, 2022, there remains a balance, plus accrued interest due under the notes of $250,898 and $250,898, respectively.

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

As of September 30, 2022 and June 30, 2022, the Company held cash in the amount of $81,216 and $161,014, respectively, including cash in hands in the amount of $51,832 and $50,112, respectively.

8. Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable, net of allowance, of $92,097 and $29,822 as of September 30, 2022 and June 30, 2022, respectively; and allowance for doubtful accounts of $321,560 and $321,560 as of September 30, 2022 and June 30, 2022, respectively.

9. Trading Securities, at Market Value

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

For the three months ended September 30, 2022 and 2021, the Company recorded unrealized (loss) gain on securities amounted $0 and $(642,117), respectively. For the three months ended September 30, 2022 and 2021, the remaining value of securities amounted to current market value of $0 and $809,804, respectively.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of September 30, 2022 and June 30, 2022, the balance for the inventory totaled $390,977 and $416,643, respectively. $0 was charged for obsolete inventory for the period ended September 30, 2022 and year ended June 30, 2022, respectively.

11. Other Current Assets

As of September 30, 2022 and June 30, 2022, other current assets consisted of the following:

	As of
	September 30, 2022	June 30, 2022
Prepaid deposit	$221,901	$144,488
Prepayments for inventory	47,708	47,708
Prepaid expenses	56,552	55,442
Others	6,938	8,873
Total	$333,099	$256,511

12. Property, Plant and Equipment

As of September 30, 2022 and June 30, 2022, property, plant and equipment consisted of the following:

	September 30, 2022	June 30, 2022
Office and equipment	$820,149	$820,149
Motor vehicles	387,804	387,804
Building	197,609	197,609
Land	2,554,766	2,554,766
Leasehold improvement	423,329	423,329
Total	4,383,658	4,383,658
Less: accumulated depreciation	(757,530)	(711,967)
Plant and Equipment, net	$3,626,128	$3,671,691

For the three months ended September 30, 2022 and 2021, depreciation expenses amounted to $45,563 and $42,138, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the period ended September 30, 2022 and June 30, 2022.

13. Intangible Asset

On April 1, 2017, the Company entered into a distribution and intellectual property assignment agreement with Wagner Bartosch, Inc. (“Wagner”) for use of their Divider’™ used in frozen desserts and other related uses. In lieu of cash payment under the agreement, the Company was obliged to issue common shares of the Company valued at $75,000 for acquiring the use right of the distribution and intellectual property. The Company amortized this use right as an intangible asset over 10 years, and recorded $483 and $1,533 amortization expense for the period ended September 30, 2022 and 2021, respectively.

On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between Merger Sub, Lemon Glow and Mr. Ryan Santiago as shareholder representative, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). The Company valued the cannabis cultivation license from Lemon Glow at $10,637,000, with a remaining economic life of 9 years as of June 30, 2022. This intangible asset has not been put into service, and accordingly, management has not started to amortize this asset as of September 30, 2022 due to the pending status of the conditional use permit.

14. Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company’s estimates and assumptions are subject to change within the measurement period. There was $757,648 and $757,648 of goodwill recorded as of September 30, 2022 and June 30, 2022, respectively. Goodwill was recognized as a result of the transactions detailed in “Note 3 - Business Combinations”. Management assesses the carrying value of the goodwill at least annually; in its most recent assessment, they determined no impairment was necessary. Management believes no events have occurred during the three months ended September 30, 2022 and up to the date of this report that suggests impairment has occurred.

15. Cost Method Investments in Affiliates

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

During the quarter ended December 31, 2020, the Company began plans to open new locations via purchasing equity in other brand/franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent from Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $564,819 estimated fair value and changed to cost method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of June 30, 2022, the Company did not receive any distributions or dividends from Indigo. In addition, due to the Company had no access to Indigo’s book during the year ended June 30, 2022, the Company recorded cost method investment in affiliates at $441,407 as of September 30, 2022 and June 30, 2022 and the Company still held approximately 32% of the ownership of Indigo.

As part of pivoting our business strategy, the company negotiated with Indigo Dye Group Corp. (“Indigo”) to exchange our 32% stake in Budcars for a stake in a distribution and indoor cultivation company in Santa Rosa, California. The company has already executed a share exchange agreement with Indigo. However, the final documents and terms of the new company are still being finalized. The company expects to complete the documents and announce the transition to new business post filing of this 10Q.

16. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities amounted to $2,696,083 and $2,664,538 as of September 30, 2022 and June 30, 2022, respectively. Accounts payables are mainly payables to vendors and accrued liabilities are mainly accrued interest of convertible notes payables and accrued contingent liabilities (see footnote #30).

	September 30, 2022	June 30, 2022
Accounts payable	$2,118,075	$2,079,607
Accrued liabilities	327,110	334,033
Legal liabilities (See below for detail explanation)	250,898	250,898
Total accounts payable and accrued liabilities:	$2,696,083	$2,664,538

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

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. Third parties had purchased the two notes during the year ended June 30, 2020. As of September 30, 2022 and June 30, 2022, there remains a balance, plus accrued interest due under the notes of $250,898 and $250,898, respectively.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

The company fully recognize this legal liability.

17. Customer Deposits

Customer deposits amounted $913,084 and $951,664 as of September 30, 2022 and June 30, 2022, respectively. Customer deposits are mainly advanced payments from customers.

June 30, 2022 Balance	Customer Deposited	Revenue Recognized	September 30, 2022 Balance
$951,664	$182,508	$(221,088)	$913,084

18. Other Payables

Other payables amounted to $424,196 and $473,799 as of September 30, 2022 and June 30, 2022, respectively. Other payables are mainly credit card payables. As of September 30, 2022, the Company had eight credit cards, one of which is an American Express charge card with no limit and zero interest. The remaining seven cards had an aggregate credit limit of $85,000, and annual percentage rates ranging from 11.24% to 29.99%. As of September 30, 2022 and 2021, the Company had credit cards interest expense of $2,417 and $1,952, respectively.

19. Convertible Notes

As of September 30, 2022 and June 30, 2022, the balance owing on convertible notes, net of debt discount, with terms as described below was $1,802,706 and $1,561,364, respectively.

Convertible note 1: On August 24, 2012, the Company issued a convertible promissory note with an accredited investor for $25,000. The note has a term of six months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2022, the note is in default.

Convertible note 2: On September 18, 2012, the Company issued a convertible promissory note with an accredited investor for $25,000. The note has a term of six months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2022, the note is in default.

Convertible note 3: On December 21, 2012, the Company issued a convertible promissory note with an accredited investor for $100,000. The note has a term of six months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of September 30, 2022, the note is in default.

Convertible note 4: On November 16, 2018, the Company issued a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of September 30, 2022, the note is in default.

Convertible note 5: On December 3, 2018, the Company issued a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of September 30, 2022, the note is in default.

Convertible note 6: On October 31, 2019, the Company issued a convertible promissory note with an accredited investor for a total amount of $139,301. The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is $0.008 per share. On October 1, 2020, the Company entered an amendment to settlement note to amend the conversion price at 60% of the lowest trading bid price in the 20 consecutive trading days immediately preceding to the conversion date. On November 10, 2021, the original note with unpaid interest was assigned to an accredited investor. See Convertible note 11 below.

Convertible note 7: On November 1, 2019, the Company issued a convertible promissory note with an accredited investor for a total amount of $100,000. The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is $0.008 per share. On October 1, 2020, the Company entered an amendment to settlement note to amend the conversion price at 60% of the lowest trading bid price in the 20 consecutive trading days immediately preceding to the conversion date. On November 10, 2021, the original note with unpaid interest was assigned to an accredited investor. See Convertible note 11 below.

Convertible note 8: On October 8, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $231,000 (includes a $21,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of March 31, 2022, the note was in default. The Company recorded additional $69,300 principal due to the default that occurred during the year ended June 30, 2022. As of September 30, 2022, the note had an outstanding principal of $300,300.

Convertible note 9: On October 13, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $275,000 (includes a $25,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of June 30, 2022, the note was in default. The Company recorded additional $82,500 principal due to default breach occurred during the year ended June 30, 2022. As of September 30, 2022, the note had an outstanding principal of $357,500.

Convertible note 10: On June 14, 2021, the Company issued a convertible promissory note with an accredited investor for a total amount of $300,000. The note is due in three years and bear an interest rate of 1%. The conversion price for the note is the lesser of $0.0036 and 85% of the lesser of (i) 5 days VWAP on the trading day preceding the conversion date, and (ii) the VWAP on the conversion date. “VWAP” means, for any date, the price determined by the first of the following clauses that applies: (a) if the Common Stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the Common Stock for such date (or the nearest preceding date) on the Trading Market on which the Common Stock is then listed or quoted as reported by Bloomberg L.P. (based on a Trading Day from 9:30 a.m. (New York City time) to 4:02 p.m. (New York City time)), (b) if OTCQB or OTCQX is not a Trading Market, the volume weighted average price of the Common Stock for such date (or the nearest preceding date) on OTCQB or OTCQX as applicable, (c) if the Common Stock is not then listed or quoted for trading on OTCQB or OTCQX and if prices for the Common Stock are then reported in the “Pink Sheets” published by OTC Markets, Inc. (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Stock so reported, or (d) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Holders of a majority in interest of the Debentures then outstanding and reasonably acceptable to the Company, the fees and expenses of which shall be paid by the Company. During the year ended June 30, 2022, the note holder converted $85,000 of the principal amount plus $1,747 accrued interest expense into 100,000,000 shares of the Company’s common stock. As of September 30, 2022, the note had an outstanding principal of $215,000.

Convertible note 11: On November 10, 2021, the Company entered into an assignment and assumption agreement with the assignor and assignee for two assigned convertible notes in total face value of $277,903, which consists $239,300 of principal and $38,603 of unpaid interest. The new note is due 360 days after issuance and bears an interest rate of 10% per annum. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2022, the note holder converted $236,460 of the principal amount into 1,047,000,000 shares of the Company’s common stock. As of September 30, 2022, the note had an outstanding principal of $41,443.

Convertible note 12: On January 1, 2022, the Company issued a convertible promissory note with a service provider for a total amount of $450,000. The note is due in three years and bear an interest rate of 1%. The conversion price for the note is the lesser of $0.001 and 85% of the lesser of (i) 5 days VWAP on the trading day preceding the conversion date, and (ii) the VWAP on the conversion date. “VWAP” means, for any date, the price determined by the first of the following clauses that applies: (a) if the common stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the common stock for such date (or the nearest preceding date) on the Trading Market on which the common stock is then listed or quoted as reported by Bloomberg L.P. (based on a Trading Day from 9:30 a.m. (New York City time) to 4:02 p.m. (New York City time)), (b) if OTCQB or OTCQX is not a Trading Market, the volume weighted average price of the common stock for such date (or the nearest preceding date) on OTCQB or OTCQX as applicable, (c) if the common stock is not then listed or quoted for trading on OTCQB or OTCQX and if prices for the common stock are then reported in the “Pink Sheets” published by OTC Markets, Inc. (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported, or (d) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the Holders of a majority in interest of the Debentures then outstanding and reasonably acceptable to the Company, the fees and expenses of which shall be paid by the Company.

Convertible note 13: On January 5, 2022, the Company issued a convertible promissory note with an accredited investor for a total amount of $485,000 (includes a $82,190 OID). The note is due in one year and bear an interest rate of 8%. The note is convertible into the Company’s common stock at $0.001 par value per share.

Convertible note 14: On March 23, 2022, the Company entered a convertible promissory note with an accredited investor for a total amount of $198,000 (includes a $18,000 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 15: On April 27, 2022, the Company entered a convertible promissory note with an accredited investor for a total amount of $144,200 (includes a $19,200 OID). The note is due in one year and bears interest at a rate of 12%. The conversion price for the note is 75% of the lowest trading bid for the 10 consecutive trading days prior to the conversion date.

Convertible note 16: On June 8, 2022, the Company entered a convertible promissory note with an accredited investor for a total amount of $220,000 (includes a $20,000 OID). The note is due in one year and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 17: On June 28, 2022, the Company entered a convertible promissory note with an accredited investor for a total amount of $110,000 (includes a $10,000 OID). The note is due in one year and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 18: On August 1, 2022, the Company entered a settlement agreement with an accredited investor for a total amount of $120,000. The note is due in one year and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2022, the Company recorded $58,462 gain on debt extinguishment.

Convertible note 19: On August 1, 2022, the Company entered a settlement agreement with a service provider for a total amount of $110,000 (which $100,000 is the actual settlement amount from original accounts payable and includes a $10,000 OID). The note is due in one year and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. As of September 30, 2022, the Company recorded $53,590 gain on debt extinguishment.

In connection with the convertible debt, debt discount balance as of September 30, 2022 and June 30, 2022 were $1,125,278 and $1,185,079, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

As of the period ended September 30, 2022, debt discount of the convertible notes consisted of following:

		Debt Discount			Debt Discount
Start Date	End Date	As of 6/30/2022	Addition	Amortization	As of 9/30/2022
6/14/2021	6/14/2024	187,077	$-	$(24,071)	$163,006
1/1/2022	1/1/2025	376,095	-	(37,774)	338,321
1/5/2022	1/5/2023	42,559	-	(20,716)	21,842
3/23/2022	3/23/2023	144,296	-	(49,907)	94,389
4/27/2022	4/27/2023	118,916	-	(36,346)	82,569
6/8/2022	6/8/2023	206,740	-	(55,452)	151,288
6/28/2022	6/28/2023	109,397	-	(27,726)	81,671
1/1/2022	1/1/2025	-	120,000	(19,726)	100,274
1/5/2022	1/5/2023	-	110,000	(18,082)	91,918
Total:		$1,185,079	$230,000	$(289,801)	$1,125,278

20. Derivative Liabilities

The derivative liability is derived from the conversion features in note 19 and stock warrant in note 21. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of September 30, 2022 and June 30, 2022, the derivative liability was $1,941,302 and $5,521,284, respectively. The Company recorded $3,697,931 and $325,234 gain from changes in derivative liability during the period ended September 30, 2022 and 2021, respectively. The Binomial model with the following assumption inputs:

June 30, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	0.01-2.92%
Expected Volatility	133-262%

September 30, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	2.79-4.22%
Expected Volatility	183-248%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2022	$5,521,284
Additions	117,949
Mark to Market	(3,697,931)
Reclassification to APIC Due to Conversions	-
Ending Balance, September 30, 2022	$1,941,302

21. Stock Warrants

On September 7, 2018, the Company entered into a settlement agreement with several investors to settle all disputes by issuing additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of September 30, 2022 and June 30, 2022, the fair value of the warrant liability was $58 and $1,100, respectively.

On February 4, 2020, the Company entered into a warrant agreement with an accredited investor for up to 10,000,000 shares of common stock of the Company at an exercise price of $0.008 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $80,000. As of September 30, 2022 and June 30, 2022, the fair value of the warrant liability was $1,000 and $2,000, respectively.

As of September 30, 2022 and June 30, 2022, the total fair value of the warrant liability was $1,058 and $3,100, respectively.

The Binomial model with the following assumption inputs:

Warrants liability:	June 30, 2022
Annual dividend yield	—
Expected life (years)	1.0-3.0
Risk-free interest rate	0.28-2.99%
Expected volatility	149-174%

Warrants liability:	September 30, 2022
Annual dividend yield	—
Expected life (years)	1.0-3.0
Risk-free interest rate	4.05-4.22%
Expected volatility	186-206%

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2021	10,578,880	$0.026	4
Expired	-
Granted	-
Outstanding at June 30, 2022	10,578,880	$0.027	3
Expired	-
Granted	-
Outstanding at September 30, 2022	10,578,880	$0.027	3

22. Note Payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of September 30, 2022 and June 30, 2022, the loan principal balance was $25,982 and $25,982, respectively.

Notes payable due to non-related parties

On June 15, 2018, the Company entered into a promissory note with one of the accredited investors. The original principal amount was $20,000 and the note bears 8% interest per annum. The note was payable upon demand. As of September 30, 2022 and June 30, 2022, this note had a balance of $20,000 and $20,000, respectively.

On October 6, 2020, the Company entered into a promissory note with Darryl Kuecker, and Shirley Ann Hunt (the “Trustee”) for borrowing $1,390,000 with annual interest rate of 6% due in 30 years. Darryl Kuecker, Trustee of the 2002 Darry Kuecker Revocable Trust as to an undivided 36% interest, and Shirley Ann Hunt, Trustee of the 2002 Shirley Ann Hunt Revocable Trust as to an undivided 64% interest. Principal and interest shall be payable on monthly basis, in installments of $8,333.75, beginning on November 1, 2020 and until September 1, 2050. Payments to be divided and made separately to each beneficiary per the beneficiary’s instruction: $3,000.15 to Darryl Kuecker, Trustee and $5,333.60 to Shirley Hunt, Trustee. As of September 30, 2022 and June 30, 2022, the Company had an outstanding balance of $1,361,406 and $1,364,436, respectively. As of September 30, 2022 and June 30, 2022, the Company paid interest expense of $3,031 and $122,110, respectively.

On May 12, 2021, the Company issued a promissory note to the Lemon Glow shareholders. The original principal amount was $3,976,000 and the note bears interest at the rate of 5% per year 36 monthly payments commencing on June 15, 2021. As of September 30, 2022 and June 30, 2022, the note had a remaining balance of $3,466,000, respectively. As of September 30, 2022 and June 30, 2022, the note had accrued interest balance of $219,458 and $175,707, respectively.

23. Loans payable

On October 1, 2017, the Company issued a straight promissory note to Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of September 30, 2022 and June 30, 2022, the note was in default and the outstanding balance under this note was $36,695 and $36,695, respectively.

During the year ended June 30, 2019, the Company entered into a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of September 30, 2022 and June 30, 2022, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On June 6, 2019, SWC entered into an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of September 30, 2022 and June 30, 2022, the outstanding balance under this loan were $9,912 and $11,842, respectively.

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

As of September 30, 2022 and June 30, 2022, the total outstanding PPP loan balance was $606,495 and $606,495, respectively.

On February 15, 2021, the Company entered into a loan with Manuel Rivera for borrowing $100,000 with maturity date on September 15, 2021; the note bears a monthly interest of $3,500 for 7 months. The Company shall pay the investor a fee of $70,000 within 45 days of its first harvest. As of September 30, 2022 and June 30, 2022, the outstanding loan balance under this note was $100,000 and $100,000, respectively. As of September 30, 2022 and June 30, 2022, the unpaid interest expense under this note was $66,500 and $56,000, respectively.

On March 24, 2021, the Company entered into auto loan agreement with John Deere Financial for an auto loan of $69,457 for 60 months at annual percentage rate of 2.85%. As of September 30, 2022 and June 30, 2022, the Company has an outstanding balance of $45,885 and $53,250, respectively.

On August 4, 2021, the Company entered into a loan with Coastline Lending Group of $490,000 which to be secured by a deed of trust on the real property at 5058 Valley Blvd, Los Angeles, CA90032. The loan has an interest only payment of $3,471 per month with a term of 36 months. The loan bears an interest rate at 8.5% per annum with maturity date on August 14, 2024. As of September 30, 2022 and June 30, 2022, the Company has an outstanding balance of $490,000 and $490,000, respectively.

On October 1, 2021, the Company entered into five auto loan agreements with Ally Auto to purchase five Ram Cargo Vans in total finance amount of $124,332 for 60 months at annual percentage rate of 6.44%. The monthly payment is $418 per vehicle. As of September 30, 2022 and June 30, 2022, the Company has an outstanding balance of $103,610 and $108,791, respectively.

On October 5, 2021, the Company entered into an auto loan agreement with Hitachi Capital America Corp. to purchase one Ram Cargo Van in total finance amount of $32,464 for 60 months at annual percentage rate of 8.99%. The monthly payment is $587. As of September 30, 2022 and June 30, 2022, the Company has an outstanding balance of $27,054 and $28,406, respectively.

On October 5, 2021, the Company entered into two auto loan agreements with Hitachi Capital America Corp. to purchase two Ram Cargo Vans in total finance amount of $64,730 for 60 months at annual percentage rate of 8.99%. The monthly payment is $674 per vehicle. As of September 30, 2022 and June 30, 2022, the Company has an outstanding balance of $53,942 and $56,639, respectively.

On March 1, 2022, the Company entered into a short term loan with WNDR Group Inc. for borrowing $100,000. The note bears an monthly interest rate of 2% with maturity date on December 31, 2022. On August 1, 2022, the Company entered into a settlement agreement to extinguish the $100,000 loan payable with $20,000 unpaid interest into $120,000 convertible note. The Company recorded $58,462 gain on debt extinguishment on August 1, 2022. As of September 30, 2022 and June 30, 2022, the Company has an outstanding loan balance of $0 and $100,000, respectively.

As of September 30, 2022 and June 30, 2022, the Company had an outstanding loan balance of $1,621,803 (consists of $797,840 current portion and $823,963 noncurrent portion) and 1,761,214 (consists of $935,975 current portion and $825,239 noncurrent portion), respectively.

24. Loans Payable – Related Parties

On September 1, 2017, the Company had related party transaction with LMK Capital LLC, a related party company owned by Jimmy Chan, the Company’s CEO. The amount of the loan payable/receivable bears no interest and is due on demand. As of September 30, 2022 and June 30, 2022, the balance of the loan payable to LMK were $227,695 and $278,006, respectively, and the balance of loan receivable were $0 and $0, respectively.

On May 25, 2021, Lemon Glow received a loan from an officer. The amount of the loan bears no interest and due on demand. As of September 30, 2022 and June 30, 2022, the balance of the loans were $2,289 and $2,289, respectively.

As of September 30, 2022 and June 30, 2022, the Company had an outstanding balance of $229,984 and $163,831 owed to various related parties, respectively.

25. Shares to Be Issued

On April 19, 2018, the Company entered into a consulting agreement with TAAD, LLP. (“the Consultant”) to provide certain financial reporting preparation services. The Company will grant the Consultant 5,000,000 shares of the Company’s stock per quarter as consulting fees. As of September 30, 2022 and June 30, 2022, 30,000,000 and 25,000,000 common shares have not been issued to the Consultant. As of September 30, 2022 and June 30, 2022, the Company had potential shares to be issued in total amount of $56,000 and $54,500, respectively.

Starting July 1, 2021, Mr. Jimmy Chan, the Company’s CEO, receives an annual salary of $250,000 with 50,000,000 commons shares at the end of fiscal year 2022. In addition, upon closing of each acquisition, Mr. Chan will receive 10% of the purchase price as a special bonus. As of September 30, 2022 and June 30, 2022, 112,500,000 and 100,000,000 common shares have not been issued to Mr. Chan. As of September 30, 2022 and June 30, 2022, the Company recorded potential shares to be issued in total amount of $231,077 and $228,577, respectively.

As of September 30, 2022 and June 30, 2022, the Company had total potential shares to be issued to the consulting agreement of $287,077 and $283,077, respectively.

26. Stockholders’ (Deficit) Equity

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

Share issuances during the three months ended September 30, 2022

During the three months ended September 30, 2022, the Company issued 154,755,162 shares of common stock for total cash of $19,360.

During the three months ended September 30, 2022, the Company fully collected the total subscription receivable of $10,042.

As of September 30, 2022 and June 30, 2022, the Company had 11,980,144,738 and 11,825,389,576 shares of its common stock issued and outstanding, respectively.

As of September 30, 2022 and June 30, 2022, the Company had 2,541,500 shares and 2,541,500 shares of its series B preferred stock issued and outstanding, respectively.

As of September 30, 2022 and June 30, 2022, the Company had 1 share of its series C preferred stock issued and outstanding, respectively.

27. Leases

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

As of September 30, 2022
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$77,231

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the period ended September 30, 2022	$64,697
Remaining lease term – operating leases (in years)	1.50
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:

Operating leases
Short-term right-of-use assets	$188,145
Long-term right-of-use assets	$233,412
Total operating lease assets	$421,557

Short-term operating lease liabilities	$200,258
Long-term operating lease liabilities	$255,236
Total operating lease liabilities	$455,494

Maturities of the Company’s lease liabilities are as follows:

Year Ended September 30, 2022	Operating Lease
2023	$234,925
2024	173,745
2025	103,476
Total lease payments	512,146
Less: Imputed interest/present value discount	(56,653)
Present value of lease liabilities	$455,494

28. Contingent Liabilities and Commitment

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

Contingent Liabilities

The company fully recognize the legal liability as account payable and accrued liabilities. Please referred to Note 16. Accounts Payable and Accrued Liabilities.

29. Subsequent Events

Entry into Promissory Note and Warrants

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

COVID-19 Impact

Our business and operating results for 2022 and 2021 were impacted by the COVID-19 pandemic. However, we have seen improvement in our business, which we expect to continue throughout fiscal year of 2023.

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2022 and 2021.

	For the three months ended
	September 30,
	2022	2021

Net Sales	$709,782	$1,168,781
Cost of Goods Sold:	462,909	386,939
Gross profit	246,873	781,842
Operating Expenses	520,155	2,034,443
Loss from Operations	(273,282)	(1,252,601)
Other non-operating Income (Expense):	3,343,785	(605,640)
Equity Method Investment Loss	-	(44,477)
Less: net income attributable to the noncontrolling interest	(3,000)	(307,351)
Net Income (Loss)	$3,073,503	$(1,595,367)

Revenues

For the three months ended September 30, 2022 and 2021, revenues were $709,782 and $1,168,781, respectively. The decrease was primarily due to the company decided to cease investing in Nug Avenue, which ultimately led to Nug Avenue discontinuing operations during the quarter ended September 30, 2022.

Cost of goods sold

For the three months ended September 30, 2022 and 2021, costs of goods sold were $462,909 and $386,939, respectively. The increase was primarily due to the Company had more sales in paper products during the three months ended September 30, 2022.

Gross profit

For the three months ended September 30, 2022 and 2021, gross profit was $246,873 and $781,842, respectively. The decrease was primarily due to the discontinuing operation for the cannabis delivery services during the quarter ended September 30, 2022.

Operating expenses

For the three months ended September 30, 2022 and 2021, operating expenses were $520,155 and $2,034,443, respectively.

Other non-operating income (expense)

The Company had total other non-operating income of $3,343,785 and $605,640 expense for the three months ended 2022 and 2021, respectively. The increase in non-operating expense is related to the accounting for the changes in fair value of derivative liabilities.

Net income (loss)

Net income totaled $3,073,503 for the three months ended September 30, 2022, compared to a net loss of $1,595,367 for the three-month period ended September 30, 2021. The increase was mainly due to the accounting for the changes in fair value of derivative liabilities.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of September 30, 2022 our Company had cash balance of $81,216, current assets totaling $1,085,534 and total assets of $16,822,567. We had current and total liabilities totaling $10,638,889 and $16,693,536, respectively. As of September 30, 2022, stockholders’ equity totaled $129,030.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2022 and 2021:

	2022	2021
Cash (used in) provided by:
Operating activities	$(314,951)	$(1,404,590)
Investing activities	-	(830,000)
Financing activities	235,154	1,081,146

Net cash used in operating activities was $314,951 for the three months ended September 30, 2022, and $1,404,590 for the three months ended September 30, 2021. The decrease was attributable to the change in accounts receivable, prepayments, and other payables.

Net cash used in investing activities was $0 for the three months ended September 30, 2022, and $830,000 for the three months ended September 30, 2020. The decrease was attributable to purchase of property at 5058 Valley Blvd, Los Angeles, CA90032 in total purchase amount of $830,000 in prior year period.

Net cash provided by financing activities was $235,154 for the three months ended September 30, 2022 and $1,081,147 for the three months ended September 30, 2021. The decrease in cash inflow in 2022 was mainly due to decreased proceeds from share issuance and loan payables.

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

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of September 30, 2022, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $2,000,000.

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2022, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2022. The interim results for the period ended September 30, 2022 are not necessarily indicative of the results for the full fiscal year.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended September 30, 2022 and 2021.

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, there was $0 impairment loss of its long-lived assets as of September 30, 2022 and June 30, 2022, respectively.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the three months ended September 30, 2022.

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

The Company’s financial statements reflect that substantially all of its operations are conducted in three industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts approx. 100% of the Company’s revenues; (2) Cannabis products delivery service and sales, which accounts approx. 0% of the Company’s total revenues.

New accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. The adoption had no material impact on the consolidated financial statements in the period ended September 30, 2022 and year ended June 30, 2022.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the period ended September 30, 2022 and year ended June 30, 2022.

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

On March 2021, the FASB issued ASU 2021-03, “Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events” (“ASU 2021-03”). The amendments in ASU 2021-03 provide private companies and not-for-profit entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in ASC 350-20, Intangibles—Goodwill and Other—Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of March 30, 2021. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the period ended September 30, 2022 and year ended June 30, 2022.

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

On July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”, which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements in the period ended September 30, 2022 and year ended June 30, 2022.

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

As required by the SEC Rule 13a-15€ and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective because the Company is relatively inexperienced with certain complexities within U.S. GAAP and SEC reporting.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

ITEM 1 – LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. Except as set forth below, as of September 30, 2022, there were no legal claims pending or threatened against the Company that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs an aggregate of $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties estimated the value of the notes at approximately $80,000. As of June 30, 2020, third parties had purchased two notes of approximately $80,000. As of September 30, 2022 and June 30, 2022, there remains a balance, plus accrued interest due under the notes of $250,898, respectively.

ITEM 1A – RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, the Company issued the following shares:

●	154,755,162 shares of common stock in total cash of $19,360.

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

Sugarmade, Inc.

January 26, 2023	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

-42-