Form 10-Q
period 2022-12-31
Sugarmade, Inc.
filed 2023-02-21
CIK 919175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

At February 20, 2023, there were 12,475,800,701 shares of common stock issued and outstanding.

SUGARMADE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

TABLE OF CONTENTS

PART I:	Financial Information

Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets as of December 31, 2022 (unaudited) and June 30, 2022 (audited)	1
	Condensed Consolidated Statements of Operations for Three and Six Months Ended December 31, 2022 and 2021 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months Ended December 31, 2022 and 2021 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2022 and 2021 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4	Controls and Procedures	41

PART II:	Other Information

Item 1	Legal Proceedings	42
Item 1A	Risk Factors	42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3	Defaults upon Senior Securities	42
Item 4	Mine Safety Disclosures	42
Item 5	Other Information	42
Item 6	Exhibits	42

Signatures		43

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

PART 1: Financial Information

Item 1 Financial Statements

Sugarmade, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
	December 31, 2022	June 30, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	40,434	161,014
Accounts receivable, net	110,534	29,822
Inventory, net	404,938	416,643
Other current assets	389,438	185,787
Right of use asset, current	155,966	219,494
Current assets under discontinued operations	70,723	70,723
Total current assets	1,172,033	1,083,483
Noncurrent assets:
Property, plant and equipment, net	3,464,845	3,657,777
Intangible asset, net	10,645,699	10,648,921
Goodwill	757,648	757,648
Right of use asset, noncurrent	199,163	266,760
Cost method investments in affiliates	441,407	441,407
Noncurrent assets under discontinued operations	6,971	13,914
Total noncurrent assets	15,515,734	15,786,427
Total assets	16,687,766	16,869,910

Liabilities and Stockholders’ Deficiency
Current liabilities:
Note payable due to bank	25,982	25,982
Accounts payable and accrued liabilities	2,048,860	1,989,525
Customer deposits	883,276	951,664
Customer overpayment	98,654	67,906
Other payables	420,878	473,799
Accrued interest	1,146,006	873,971
Notes payable - Current	380,600	20,000
Lease liability - Current	166,483	233,201
Loans payable - Current	967,381	935,975
Loan payable - Related Parties, Current	273,941	280,295
Convertible notes payable, Net, Current	2,347,121	1,459,536
Derivative liabilities, net	4,489,332	5,521,284
Warrants liabilities	1,116	3,100
Shares to be issued	298,847	283,077
Current liabilities under discontinued operations	675,319	675,012
Total current liabilities	14,223,798	13,794,327
Non-Current liabilities:
Loans payable, noncurrent	736,257	825,239
Note payable, noncurrent	4,826,858	4,828,442
Convertible notes payable, Net, Noncurrent	225,518	101,828
Lease liability	218,624	290,948
Total noncurrent liabilities	6,007,258	6,046,457
Total liabilities	20,231,056	19,840,784
Commitments and contingencies	-	-
Stockholders’ equity (deficit):
Series A Preferred stock, $0.001 par value, 7,000,000 shares authorized 0 and 0 shares issued outstanding at December 31, 2022 and June 30, 2022	-	-
Series B Preferred stock, $0.001 par value, 2,999,999 shares authorized 2,541,500 and 2,541,500 shares issued outstanding at December 31, 2022 and June 30, 2022	2,542	2,542
Series C Preferred stock, $0.001 par value, 1 share authorized, 1 and 1 share issued outstanding at December 31, 2022 and June 30, 2022	-	-

Common stock, $0.001 par value, 20,000,000,000 shares authorized, 11,980,144,738 and 11,825,389,576 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	11,980,144	11,825,389
Additional paid-in capital	71,685,807	71,260,522
Share to be issued, Preferred stock	-	-
Subscription receivable	-	(10,042)
Share to be issued, Common stock	40,008	40,008
Accumulated deficit	(86,585,190)	(85,437,392)
Total stockholders’ equity (deficit)	(2,876,689)	(2,318,974)
Non-Controlling Interest	(666,600)	(651,900)
Total stockholders’ equity (deficit)	(3,543,290)	(2,970,874)
Total liabilities and stockholders’ equity (deficit)	16,687,766	16,869,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(Unaudited)

	For the three Months Ended		For the six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenues, net	499,441	$538,815	1,208,592	$977,358
Revenues, Related Party, net	-	-	631	-
Cost of goods sold	257,821	461,873	720,730	848,812
Gross profit	241,620	76,942	488,493	128,546

Selling, general and administrative expenses	382,989	336,980	734,545	655,637
Advertising and promotion expense	-	4,474	-	4,474
Marketing and research expense	19,768	36,992	46,430	71,420
Professional expense	181,287	83,549	258,783	280,115
Salaries and wages	73,337	87,150	121,814	226,607
Stock compensation expense	3,500	22,500	7,500	124,000
Total operating expenses	660,881	571,645	1,169,073	1,362,253

Loss from operations	(419,261)	(494,704)	(680,580)	(1,233,706)

Non-operating income (expense):
Other (expense) income	2,079	7,886	17,170	2,997
Interest expense	(391,525)	(1,093,182)	(584,571)	(1,251,050)
Bad debts	-	(7)	-	(7)
Change in fair value of derivative liabilities	(2,433,745)	(390,306)	1,264,186	(65,073)
Warrant Expense	(560,738)	6,347	(558,696)	14,637
Loss on asset disposal	(17,986)	-	(17,986)	(28)
Amortization of debt discount	(386,874)	(24,071)	(676,675)	(156,651)
Amortization of intangible assets	-	-	-	(1,050)
Other Income - Gain on debt extinguishment	-	-	112,051	-
Unrealized gain on securities	-	(215,862)	-	(857,979)
Total non-operating expenses, net	(3,788,789)	(1,709,195)	(444,520)	(2,314,205)
Equity Method Investment Loss	-	(16,270)	-	(60,747)

Loss before income taxes	(4,208,050)	(2,220,169)	(1,125,100)	(3,608,658)
Income tax expense	-	-	-	-
Net loss from continuing operations	$(4,208,050)	$(2,220,169)	$(1,125,100)	$(3,608,658)

Discontinued Operations:
Loss from discontinued operations	(24,950)	(690,833)	(37,397)	(1,205,064)
Net loss	$(4,233,000)	$(2,911,002)	$(1,162,497)	$(4,813,722)

Less: net loss attributable to the noncontrolling interest	(11,701)	(54,168)	(14,701)	(361,519)
Net loss attributable to SugarMade Inc.	$(4,221,301)	$(2,856,834)	$(1,147,796)	$(4,452,203)

Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding *	12,195,967,869	8,728,862,892	12,063,196,489	8,509,797,777

*	Shares issuable upon conversion of convertible debts and exercising of warrants were excluded in calculating diluted loss per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended December 31, 2022 and 2021

(Unaudited)

	Preferred Stock - Series B		Preferred Stock - Series C		Common stock		Additional paid-in	Shares to be issued, common	Shares to be cancelled, preferred	Subscription Receivable -	Common Shares	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shares	shares	CS	Subscribed	Subscribed	deficit	Interest	Equity
Balance at June 30, 2022	2,541,500	$2,542	1	$-	11,825,389,576	$11,825,389	$71,260,522	-	$-	$(10,042)	$40,008	$-	$(85,437,392)	(651,900)	$(2,970,874)
Shares issued for Cash	-	-	-	-	154,755,162	154,755	(135,395)								19,360
Shares issued for subscription receivable - common stock	-	-	-	-						10,042					10,042
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	3,073,503	(3,000)	3,070,503
Balance at September 30, 2022	2,541,500	$2,542	1	$-	11,980,144,738	$11,980,144	71,125,127	$-	$-	$-	$-	$-	$(82,363,889)	(654,901)	$129,030
Warrant issuance cost	-	-	-	-			560,680			-					560,680
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,221,301)	(11,701)	(4,233,000)
Balance at December 31, 2022	2,541,500	$2,542	1	$-	11,980,144,738	$11,980,144	71,685,807	$-	$-	$-	$-	$-	$(86,585,190)	(666,601)	$(3,543,290)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

	Preferred Stock - Series B		Preferred Stock - Series C		Common stock		Additional paid-in	Shares to be issued, common	Shares to be cancelled, preferred	Subscription Receivable -	Common Shares	Common Shares	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	shares	shares	CS	Subscribed	Subscribed	deficit	Interest	Equity

Balance at June 30, 2021	541,500	$542	1	$-	7,402,535,677	$7,402,536	$64,841,655	5,600,000	$-	$(500,000)	$1,889,608	$-	$(74,364,466)	$(99,656)	$4,770,218
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	576,214	-	-	-	-	-	-	-	576,214
Shares issued for conversions	-	-	-	-	375,600,448	375,600	9,665	-	-	-	-	-	-	-	385,266
Shares issued for acquisition	2,000,000	2,000	-	-	660,571,429	660,571	6,787,029	(5,600,000)	-	-	(1,849,600)	-	-	-	-
Shares issued for subscription receivable - common stock	-	-	-	-	-	-	-	-	-	500,000	-	-	-	-	500,000
Contribution of capital to noncontrolling minority	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,595,367)	(307,351)	(1,902,718)
Balance at September 30, 2021	2,541,500	$2,542	1	$-	8,438,707,554	$8,438,707	$72,214,564	$-	$-	$-	$40,008	$-	$(75,959,833)	$(407,007)	$4,328,979
Reclass derivative liability to equity from conversion	-	-	-	-	-	-	192,857	-	-	-	-	-	-	-	192,857
Shares issued for conversions	-	-	-	-	214,285,714	214,286	(64,286)	-	-	-	-	-	-	-	150,000
Shares issued for Cash	-	-	-	-	369,999,999	370,000	74,000	-	-	-	-	-	-	-	444,000
Repayment of Capital	-	-	-	-	-	-	(50,007)	-	-	-	-	-	-	50,007	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,856,834)	(54,168)	(2,911,002)
Balance at December 31, 2021	2,541,500	$2,542	1	$-	9,022,993,267	$9,022,993	$72,367,128	$-	$-	$-	$40,008	$-	$(78,816,668)	$(411,168)	$2,204,834

The accompanying notes are an integral part of these consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended December 31, 2022 and 2021

(Unaudited)

	For The Six Months Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,147,796)	(4,452,203)
Non-controlling interest	(14,701)	(361,519)
Adjustments to reconcile net loss to cash flows from operating activities:
Excess derivative expense	14,285	1,118,990
Loss on disposal of assets	17,986	-
Gain on debt extinguishment	(112,051)	-
Amortization of debt discount	676,675	156,651
Stock based compensation	7,500	124,000
Change in fair value of derivative liability	(1,264,186)	65,073
Change in exercise of warrant	558,696	(14,637)
Depreciation	84,880	68,702
Amortization of intangible assets	967	888
Equity method investment loss	-	60,747
Unrealized loss on securities	-	857,979
Imputed interest of lease liabilities	(7,917)	(3,188)
Interest expense – financing cost	245,680	-

Changes in assets and liabilities:
Accounts receivable	(80,711)	117,381
Inventory	11,705	(202,338)
Prepayment, deposits and other receivables	(203,652)	(7,274)
Other payables	(52,920)	(131,502)
Accounts payable and accrued liabilities	379,931	9,354
Customer deposits	(37,640)	150,915
Interest Payable	292,034	43,121
Net cash used in operating activities	(631,237)	(2,398,860)

Net cash used in discontinued operations	308	(336)

Net cash used in operating activities	(630,929)	(2,399,196)

Cash flows from investing activities:
Purchase of fixed assets	5,997	(1,213,278)
Net cash used in discontinued operations	11,777	-

Net cash used in investing activities	17,774	(1,213,278)

Cash flows from financing activities:
Proceeds from shares issuance	19,360	430,680
Proceeds (Repayment) from(to) notes payable	359,016	(108,860)
Proceeds (Repayment) from(to) note payable - related parties	-	(15,427)
Proceeds from advanced shares issuance	8,270	500,000
Subscription receivable	10,042	-
Proceeds (Repayment) from(to) loans payable	118,380	949,546
Proceeds (Repayment) from(to) loans payable - related parties	(26,497)	524,226
Proceeds from convertible notes	148,205	-
Repayment of convertible notes	(144,200)	-
Net cash used in discontinued operations	-	(1,260)

Net cash provided by financing activities	492,575	2,278,905

Net increase (decrease) in cash	(120,580)	(1,333,569)

Cash paid during the period for:
Cash, beginning of period	161,014	1,396,944
Cash, end of period	$40,434	$63,375

Cash paid interest	-	-

Supplemental information —

Supplemental disclosure of non-cash financing activities —
Shares issued for conversion of convertible debt	-	535,269
Reduction in derivative liability due to conversion	-	769,071
Debt discount related to convertible debt	232,234	-
Note issued for service	100,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sugarmade, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2022

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

The condensed consolidated financial statements of the Company as of and for six months ended December 31, 2022 and 2021 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of December 31, 2022, the results of its operations for the three and six months ended December 31, 2022 and 2021, and its cash flows for the six months ended December 31, 2022 and 2021. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended June 30, 2022.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the period ended December 31, 2022 and year ended June 30, 2022.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, there was $0 impairment loss of its long-lived assets as of December 31, 2022 and 2021, respectively.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the period ended December 31, 2022 and year ended June 30, 2022.

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

The Company’s financial statements reflect that substantially all of its operations are conducted in two industry segments – (1) paper and paper-based products such as paper cups, cup lids, food containers, etc., which accounts for approximately 100% of the Company’s revenues for the six months ended December 31, 2022; and (2) cannabis products delivery service and sales, which accounted for approximately 0% of the Company’s total revenues for the three and six months ended December 31, 2022.

A reconciliation of the Company’s segment operating income and cost of goods sold to the consolidated statements of operations for the three and six months ended December 31, 2022 and 2021 is as follows:

	For the Three Months Ended
	December 31, 2022	December 31, 2021
Segment operating income
Paper and paper-based products	$499,441	$538,815
Total operating income	$499,441	$538,815

	For the Three Months Ended
	December 31, 2022	December 31, 2021
Segment cost of goods sold
Paper and paper-based products	$257,821	$461,873
Total cost of goods sold	$257,821	$461,873

	For the Six Months Ended
	December 31, 2022	December 31, 2021
Segment operating income
Paper and paper-based products	$1,209,222	$977,358
Total operating income	$1,209,222	$977,358

	For the Six Months Ended
	December 31, 2022	December 31, 2021
Segment cost of goods sold
Paper and paper-based products	$720,730	$848,812
Cannabis products delivery	-	-
Total cost of goods sold	$720,730	$848,812

New accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. The adoption had no material impact on the consolidated financial statements in the period ended December 31, 2022 and year ended June 30, 2022.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the period ended December 31, 2022 and year ended June 30, 2022.

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

On March 2021, the FASB issued ASU 2021-03, “Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events” (“ASU 2021-03”). The amendments in ASU 2021-03 provide private companies and not-for-profit entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in ASC 350-20, Intangibles—Goodwill and Other—Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of March 30, 2021. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the period ended December 31, 2022 and year ended June 30, 2022.

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

On July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”, which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements in the period ended December 31, 2022 and year ended June 30, 2022.

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

On March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments — Credit Losses (Topic 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. (“ASU 2022-02”) The amendments in this update eliminate the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update also require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company evaluated the new requirement and believed the current analysis of the allowance for loan losses provides little incremental value for analysis purposes. Therefore, the Company does not expect this requirement to materially affect its consolidated financial statements.

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

4. Concentration

Customers

For the six months ended December 31, 2022 and 2021, our Company earned net revenues of $1,209,222 and $2,404,606 respectively. The vast majority of these revenues for the periods ended December 31, 2022 and 2021 were derived from a large number of customers.

Suppliers

For the six months ended December 31, 2022 and 2021, we purchased products for sale by SWC, the Company’s wholly owned subsidiary from several contract manufacturers located in Asia and the U.S. A substantial portion of the Company’s inventory was purchased from two suppliers which accounted over 10% of the total purchases. The two suppliers accounted for 75.89% and 16.36% of the Company’s total inventory purchase for the six months ended December 31, 2022 and 75.56% and 18.76% of the Company’s total inventory purchase for the six months ended December 31, 2021, respectively.

Segment reporting information

A reconciliation of the Company’s segment operating income to the Consolidated Statements of Operations for the three and six months ended December 31, 2022 and 2021 is as follows:

	For the Three Months Ended
	December 31, 2022	December 31, 2021
Segment operating income
Paper and paper-based products	$499,441	$538,815
Total operating income	$499,441	$538,815

	For the Six Months Ended
	December 31, 2022	December 31, 2021
Segment operating income
Paper and paper-based products	$1,209,222	$977,358
Total operating income	$1,209,222	$977,358

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

The net asset value of the Company’s variable interest in Indigo was approximately $326,812 as of October 1, 2020, the date of deconsolidation. The value of the Company’s variable interest on the date of deconsolidation was based on management’s estimate of the fair value of Indigo at that time. The Company concluded that the market approach was the most appropriate method to determine the fair value of the entity on the date of deconsolidation, given that Indigo raised equity funding from third-party investors around the same period (i.e., level 2 inputs). The Company recognized a gain on deconsolidation of approximately $313,928 with no related tax impact, which is included in other income, net on the consolidated statement of operations. As the Company is not obligated to fund future losses of Indigo, the carrying amount is the Company’s maximum risk of loss and accounted as equity method investment in affiliates in our consolidated financial statements as of and for the period ended September 30, 2021. Due to the Company had no access to Indigo’s book during the year ended June 30, 2022, the Company recorded cost method investment in affiliates at $441,407 as of June 30, 2022. As of December 31, 2022 and June 30, 2022, the Company recorded cost method investment in affiliates at 441,407, respectively.

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

6. Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of December 31, 2022, there were no legal claims pending or threatened against the Company that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows. However, as of the date of this filing, we were involved in the following legal proceedings.

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. Third parties had purchased the two notes during the year ended June 30, 2020. As of December 31, 2022 and June 30, 2022, there remains a balance, plus accrued interest due under the notes of $227,000, respectively. No payment has been made.

●	On April 1st, 2021, the Company entered a Payment (Installment) Agreement with a former employee to settle a dated labor case that was awarded by the Labor Commissioner in the State of California back on May 14, 2014 for an amount of $55,126.65. The company agreed to pay $58,756 at 10% annual interest rate accrue, the balance will be split into 18 equal payments of $3,528.71. As of December 31, 2022 and June 30, 2022, there remains a balance of $23,598, respectively.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

7. Discontinued Operations

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

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

Assets and liabilities related to the discontinued operations were as follows:

	December 31, 2022	June 30, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Other current assets	70,723	70,723
Total current assets	70,723	70,723
Noncurrent assets:
Property, plant and equipment, net	4,715	16,492
Intangible asset, net	2,256	3,222
Total noncurrent assets	6,971	19,714
Total assets	77,692	90,436

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities	675,319	675,012
Loan payable - Related Parties, Current	1,657,444	1,633,097
Total liabilities	2,332,763	2,308,109

Stockholders’ equity (deficiency):
Additional paid-in capital	869,045	869,045
Accumulated deficit	(3,174,122)	(3,136,725)
Total stockholders’ equity (deficiency)	(2,305,077)	(2,267,680)
Non-Controlling Interest	50,007	50,007
Total stockholders’ equity (deficiency)	(2,255,070)	(2,217,673)
Total liabilities and stockholders’ equity (deficiency)	77,692	90,436

	For the three Months Ended		For the six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenues, net	-	697,010	-	1,427,248
Cost of goods sold	-	-	-	-
Gross profit	-	697,010	-	1,427,248

Selling, general and administrative expenses	9,955	346,765	11,918	641,247
Advertising and promotion expense	-	541,173	-	1,054,640
Marketing and research expense	-	-	-	985
Professional expense	14,513	106,700	24,513	220,635
Salaries and wages	-	392,588	-	713,555
Total operating expenses	24,468	1,387,226	36,431	2,631,062

Loss from continuing operations	(24,468)	(690,215)	(36,431)	(1,203,815)

Non-operating income (expense):
Other (expense) income	-	-	-	(105)
Interest expense	-	(135)	-	(178)
Amortization of intangible assets	(483)	(483)	(967)	(967)
Total nonoperating expenses	(483)	(618)	(967)	(1,249)

Loss before income taxes	(24,951)	(690,833)	(37,397)	(1,205,064)
Income tax expense	-	-	-	-
Net loss from operations	(24,951)	(690,833)	(37,397)	(1,205,064)

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

As of December 31, 2022 and June 30, 2022, the Company held cash in the amount of $40,434 and $161,014, respectively, including cash in hands in the amount of $5,875 and $50,112, respectively.

9. Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customer’s deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. The Company had accounts receivable, net of allowance, of $110,534 and $29,822 as of December 31, 2022 and June 30, 2022, respectively; and allowance for doubtful accounts of $321,560 and $321,560 as of December 31, 2022 and June 30, 2022, respectively.

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

For the six months ended December 31, 2022 and 2021, the Company recorded unrealized (loss) gain on securities amounted $0 and $(642,117), respectively. For the three months ended September 30, 2022 and 2021, the remaining value of securities amounted to current market value of $0 and $857,979, respectively.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of December 31, 2022 and June 30, 2022, the balance for the inventory totaled $404,938 and $416,643, respectively. $0 was charged for obsolete inventory for the period ended December 31, 2022 and year ended June 30, 2022, respectively.

12. Other Current Assets

As of December 31, 2022 and June 30, 2022, other current assets consisted of the following:

	As of
	December 31, 2022	June 30, 2022
Prepaid deposit	$303,087	$124,488
Prepayments for inventory	50,708	47,708
Prepaid expenses	28,755	4,719
Others	6,888	8,872
Total	$389,438	$185,787

13. Property, Plant and Equipment

As of December 31, 2022 and June 30, 2022, property, plant and equipment consisted of the following:

	December 31, 2022	June 30, 2022
Office and equipment	$820,149	$820,149
Motor vehicles	235,224	340,698
Building	197,609	197,609
Land	2,554,766	2,554,766
Leasehold improvement	423,329	423,329
Total	4,278,184	4,336,552
Less: accumulated depreciation	(766,233)	(678,775)
Plant and Equipment, net	$3,464,845	$3,657,777

For the six months ended December 31, 2022 and 2021, depreciation expenses amounted to $84,880 and $68,702, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the period ended December 31, 2022 and June 30, 2022.

14. Intangible Asset

On April 1, 2017, the Company entered into a distribution and intellectual property assignment agreement with Wagner Bartosch, Inc. (“Wagner”) for use of their Divider’™ used in frozen desserts and other related uses. In lieu of cash payment under the agreement, the Company was obliged to issue common shares of the Company valued at $75,000 for acquiring the use right of the distribution and intellectual property. The Company amortized this use right as an intangible asset over 10 years, and recorded $967 and $967 amortization expense for the period ended December 31, 2022 and 2021, respectively.

On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between Merger Sub, Lemon Glow and Mr. Ryan Santiago as shareholder representative, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Lemon Glow, with Lemon Glow being the surviving corporation (the “Merger”). The Company valued the cannabis cultivation license from Lemon Glow at $10,637,000, with a remaining economic life of 9 years as of June 30, 2022. This intangible asset has not been put into service, and accordingly, management has not started to amortize this asset as of December 31, 2022 due to the pending status of the conditional use permit.

15. Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company’s estimates and assumptions are subject to change within the measurement period. There was $757,648 and $757,648 of goodwill recorded as of December 31, 2022 and June 30, 2022, respectively. Goodwill was recognized as a result of the transactions detailed in “Note 3 - Business Combinations”. Management assesses the carrying value of the goodwill at least annually; in its most recent assessment, they determined no impairment was necessary. Management believes no events have occurred during the six months ended December 31, 2022 and up to the date of this report that suggests impairment has occurred.

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

During the quarter ended December 31, 2020, the Company began plans to open new locations via purchasing equity in other brand/franchises to cover delivery for the entire California. Therefore, the Company is not likely at this time to exercise its option to acquire the additional 30% interest in Indigo. In addition, the Company is no longer involved in day-to-day operations of Indigo and going forward, the Company intends to pursue cannabis delivery independent from Indigo. As of October 1, 2020, the Company ceased to have control over the day-to-day business of Indigo and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $564,819 estimated fair value and changed to cost method of accounting. Pursuant to the terms of the Indigo agreement, if the Company determines, in its discretion not to continue to make monthly payments, its 40% ownership interest in Indigo will be decreased according to the payment then made. As of June 30, 2022, the Company did not receive any distributions or dividends from Indigo. In addition, due to the Company had no access to Indigo’s book during the year ended June 30, 2022, the Company recorded cost method investment in affiliates at $441,407 as of December 31, 2022 and June 30, 2022 and the Company still held approximately 32% of the ownership of Indigo.

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

17. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities amounted to $2,048,860 and $1,989,525 as of December 31, 2022 and June 30, 2022, respectively. Accounts payables are mainly payables to vendors and accrued liabilities are mainly accrued interest of convertible notes payables and accrued contingent liabilities (see footnote #29).

	December 31, 2022	June 30, 2022
Accounts payable	$1,514,423	$1,460,260
Accrued liabilities	283,540	278,370
Legal liabilities (See below for detail explanation)	250,898	250,898
Total accounts payable and accrued liabilities:	$2,048,860	$1,989,525

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

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. Third parties had purchased the two notes during the year ended June 30, 2020. As of December 31, 2022 and June 30, 2022, there remains a balance, plus accrued interest due under the notes of $227,000, respectively. No payment has been made.

●	On April 1st, 2021, the Company entered a Payment (Installment) Agreement with a former employee to settle a dated labor case that was awarded by the Labor Commissioner in the State of California back on May 14, 2014 for an amount of $55,126.65. The company agreed to pay $58,756 at 10% annual interest rate accrue, the balance will be split into 18 equal payments of $3,528.71. As of December 31, 2022 and June 30, 2022, there remains a balance of $23,598, respectively.

There can be no assurances the ultimate liability relative to these lawsuits will not exceed what is outlined above.

The company fully recognize this legal liability.

18. Customer Deposits

Customer deposits amounted $883,276 and $951,664 as of December 31, 2022 and June 30, 2022, respectively. Customer deposits are mainly advanced payments from customers.

June 30, 2022 Balance	Customer Deposited	Revenue Recognized	December 31, 2022 Balance
$951,664	$306,767	$(375,155)	$883,276

19. Other Payables

Other payables amounted to $420,878 and $473,799 as of December 31, 2022 and June 30, 2022, respectively. Other payables are mainly credit card payables. As of December 31, 2022, the Company had eight credit cards, one of which is an American Express charge card with no limit and zero interest. The remaining seven cards had an aggregate credit limit of $85,000, and annual percentage rates ranging from 11.24% to 29.99%. As of December 31, 2022 and 2021, the Company had credit cards interest expense of $4,228 and $3,839, respectively.

20. Convertible Notes

As of December 31, 2022 and June 30, 2022, the balance owing on convertible notes, net of debt discount, with terms as described below was $2,572,640 and $1,561,364, respectively.

Convertible note 1: On August 24, 2012, the Company issued a convertible promissory note with an accredited investor for $25,000. The note has a term of six months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2022, the note is in default.

Convertible note 2: On September 18, 2012, the Company issued a convertible promissory note with an accredited investor for $25,000. The note has a term of six months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2022, the note is in default.

Convertible note 3: On December 21, 2012, the Company issued a convertible promissory note with an accredited investor for $100,000. The note has a term of six months with an interest rate of 10% and is convertible to common shares at a 25% discount of the average of 30 days prior to the conversion date. As of December 31, 2022, the note is in default.

Convertible note 4: On November 16, 2018, the Company issued a convertible promissory note with an accredited investor for $40,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of December 31, 2022, the note is in default.

Convertible note 5: On December 3, 2018, the Company issued a convertible promissory note with an accredited investor for $35,000. The note has a term of one year with an interest rate of 8% and is convertible to common shares at a fixed conversion price of $0.07. As of December 31, 2022, the note is in default.

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

Convertible note 8: On October 8, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $231,000 (includes a $21,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of December 31, 2022, the note was in default. The Company recorded additional $69,300 principal due to the default that occurred during the year ended June 30, 2022. As of December 31, 2022, the note had an outstanding principal of $300,300.

Convertible note 9: On October 13, 2020, the Company issued a convertible promissory note with an accredited investor for a total amount of $275,000 (includes a $25,000 OID). The note is due 180 days after issuance and bears interest at a rate of 12%. The conversion price for the note is $0.01 per share. After the six-month anniversary of this note, the conversion price shall be equal to the lower of the fixed price of $0.01 or 65% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a conversion notice is received by the Company or its transfer agent. As of June 30, 2022, the note was in default. The Company recorded additional $82,500 principal due to default breach occurred during the year ended June 30, 2022. As of December 31, 2022, the note had an outstanding principal of $357,500.

Convertible note 10: On June 14, 2021, the Company issued a convertible promissory note with an accredited investor for a total amount of $300,000. The note is due in three years and bear an interest rate of 1%. The conversion price for the note is the lesser of $0.0036 and 85% of the lesser of (i) 5 days VWAP on the trading day preceding the conversion date, and (ii) the VWAP on the conversion date. “VWAP” means, for any date, the price determined by the first of the following clauses that applies: (a) if the Common Stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the Common Stock for such date (or the nearest preceding date) on the Trading Market on which the Common Stock is then listed or quoted as reported by Bloomberg L.P. (based on a Trading Day from 9:30 a.m. (New York City time) to 4:02 p.m. (New York City time)), (b) if OTCQB or OTCQX is not a Trading Market, the volume weighted average price of the Common Stock for such date (or the nearest preceding date) on OTCQB or OTCQX as applicable, (c) if the Common Stock is not then listed or quoted for trading on OTCQB or OTCQX and if prices for the Common Stock are then reported in the “Pink Sheets” published by OTC Markets, Inc. (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Stock so reported, or (d) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Holders of a majority in interest of the Debentures then outstanding and reasonably acceptable to the Company, the fees and expenses of which shall be paid by the Company. During the year ended June 30, 2022, the note holder converted $85,000 of the principal amount plus $1,747 accrued interest expense into 100,000,000 shares of the Company’s common stock. As of December 31, 2022, the note had an outstanding principal of $215,000.

Convertible note 11: On November 10, 2021, the Company entered into an assignment and assumption agreement with the assignor and assignee for two assigned convertible notes in total face value of $277,903, which consists $239,300 of principal and $38,603 of unpaid interest. The new note is due 360 days after issuance and bears an interest rate of 10% per annum. The conversion price for the note is 60% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. During the year ended June 30, 2022, the note holder converted $236,460 of the principal amount into 1,047,000,000 shares of the Company’s common stock. As of December 31, 2022, the note had an outstanding principal of $41,443.

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

Convertible note 13: On January 5, 2022, the Company issued a convertible promissory note with an accredited investor for a total amount of $485,000 (includes a $82,190 OID). The note is due in one year and bear an interest rate of 8%. The note is convertible into the Company’s common stock at $0.001 par value per share. As of December 31, 2022, the note is in default and the Company paid $220,000 cash to the investor as default payment.

Convertible note 14: On March 23, 2022, the Company entered a convertible promissory note with an accredited investor for a total amount of $198,000 (includes a $18,000 OID). The note is due 360 days after issuance and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date.

Convertible note 15: On April 27, 2022, the Company entered a convertible promissory note with an accredited investor for a total amount of $144,200 (includes a $19,200 OID). The note is due in one year and bears interest at a rate of 12%. The conversion price for the note is 75% of the lowest trading bid for the 10 consecutive trading days prior to the conversion date. As of December 31, 2022, the note was fully paid off.

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

Convertible note 18: On August 1, 2022, the Company entered a settlement agreement with an accredited investor for a total amount of $120,000. The note is due in one year and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2022, the Company recorded $58,462 gain on debt extinguishment.

Convertible note 19: On August 1, 2022, the Company entered a settlement agreement with a service provider for a total amount of $110,000 (which $100,000 is the actual settlement amount from original accounts payable and includes a $10,000 OID). The note is due in one year and bears interest at a rate of 8%. The conversion price for the note is 65% of the lowest trading bid for the 20 consecutive trading days prior to the conversion date. As of December 31, 2022, the Company recorded $53,590 gain on debt extinguishment.

Convertible note 20: On October 5, 2022, the Company entered a convertible promissory note with an individual consultant for service in a total amount of $100,000. The note is due in one year and bears interest at a rate of 2%. The conversion price for the note is 75% of the average 3 lowest trading prices during 10 trading days prior conversion date.

Convertible note 21: On November 14, 2022, the Company issued a convertible promissory note with an accredited investor for a total amount of $532,000 (includes a $53,200 OID). The note is due in one year and bear an interest rate of 8%. The note is convertible into the Company’s common stock at $0.001 par value per share. The net proceed from the note was $148,205 and $110,595 was used to pay for the outstanding fees owed to the service providers and $220,000 was used to pay for the default payment of note 13 above.

In connection with the convertible debt, debt discount balance as of December 31, 2022 and June 30, 2022 were $891,604 and $1,185,079, respectively, and were being amortized and recorded as interest expenses over the term of the convertible debt.

As of the period ended December 31, 2022, debt discount of the convertible notes consisted of following:

		Debt Discount			Debt Discount
Start Date	End Date	6/30/2022	Addition	Amortization	As of 12/31/2022
6/14/2021	6/14/2024	187,077	-	(48,143)	138,934
1/1/2022	1/1/2025	376,095	-	(75,547)	300,547
1/5/2022	1/5/2023	42,559	-	(41,433)	1,126
3/23/2022	3/23/2023	144,296	-	(99,814)	44,482
4/27/2022	4/27/2023	118,916	-	(118,916)	-
6/8/2022	6/8/2023	206,740	-	(110,904)	95,836
6/28/2022	6/28/2023	109,397		(55,452)	53,945
8/1/2022	8/1/2023	-	120,000	(49,973)	70,027
8/1/2022	8/1/2023	-	110,000	(45,808)	64,192
10/5/2022	10/5/2023	-	100,000	(23,836)	76,164
11/14/2022	11/14/2023	-	53,200	(6,850)	46,350
Total:		$1,185,079	$383,200	$(676,676)	$891,604

21. Derivative Liabilities

The derivative liability is derived from the conversion features in note 20 and stock warrant in note 22. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of December 31, 2022 and June 30, 2022, the derivative liability was $4,489,332 and $5,521,284, respectively. The Company recorded $1,264,186 and $325,234 gain from changes in derivative liability during the period ended December 31, 2022 and 2021, respectively. The Binomial model with the following assumption inputs:

June 30, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	0.01-2.92%
Expected Volatility	133-262%

December 31, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.50-3.00
Risk-Free Interest Rate	4.14-4.76%
Expected Volatility	205-437%

Fair value of the derivative is summarized as below:

Beginning Balance, June 30, 2022	$5,521,284
Additions	175,091
Mark to Market	(1,274,027)
Reclassification to APIC Due to Conversions	-
Ending Balance, December 31, 2022	$4,422,348

22. Stock Warrants

On September 7, 2018, the Company entered into a settlement agreement with several investors to settle all disputes by issuing additional unrestricted shares. In connection with the note each individual investor will also receive warrants equal to the number of the shares the investors own as of the effective date of the settlement agreement. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $56,730. As of December 31, 2022 and June 30, 2022, the fair value of the warrant liability was $116 and $1,100, respectively.

On February 4, 2020, the Company entered into a warrant agreement with an accredited investor for up to 10,000,000 shares of common stock of the Company at an exercise price of $0.008 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $80,000. As of December 31, 2022 and June 30, 2022, the fair value of the warrant liability was $1,000 and $2,000, respectively.

As of December 31, 2022 and June 30, 2022, the total fair value of the warrant liability was $1,116 and $3,100, respectively.

On November 14, 2022, the Company entered into a warrant agreement with an accredited investor for up to 1,773,333,333 shares of common stock of the Company at an exercise price of $0.0003 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $532,000.

On November 14, 2022, the Company entered into a warrant agreement with an accredited investor for up to 95,600,000 shares of common stock of the Company at an exercise price of $0.0003 per share, subject to adjustment. The warrants have a life of five years with an exercise price as of the date of exchange. The fair value of the warrants at the grant date was $28,680.

As of December 31, 2022 and June 30, 2022, the total fair value of the warrant cost under equity was $560,680 and $0, respectively.

The Binomial model with the following assumption inputs:

Warrants liability:	June 30, 2022
Annual dividend yield	—
Expected life (years)	1.0-3.0
Risk-free interest rate	0.28-2.99%
Expected volatility	149-174%

Warrants liability:	December 31, 2022
Annual dividend yield	—
Expected life (years)	1.0-5.0
Risk-free interest rate	4.05-4.73%
Expected volatility	186-327%

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at June 30, 2021	10,578,880	$0.026	4
Expired	-
Granted	-
Outstanding at June 30, 2022	10,578,880	$0.027	3
Expired	-
Granted	1,868,933,333	$0.0003	5
Outstanding at December 31, 2022	1,879,512,213	$0.015	4

23. Note Payable

Note payable due to bank

During October 2011, we entered into a revolving demand note (line of credit) arrangement with HSBC Bank USA, with a revolving borrowing limit of $150,000. The line of credit bears a variable interest rate of one quarter percent (0.25%) above the prime rate (3.25% as of September 30, 2013). In the event the deposit account is not established or minimum balance maintained, HSBC can charge a higher rate of interest of up to 4.0% above prime rate. As of December 31, 2022 and June 30, 2022, the loan principal balance was $25,982 and $25,982, respectively.

Notes payable due to non-related parties

On October 6, 2020, the Company entered into a promissory note with Darryl Kuecker, and Shirley Ann Hunt (the “Trustee”) for borrowing $1,390,000 with annual interest rate of 6% due in 30 years. Darryl Kuecker, Trustee of the 2002 Darry Kuecker Revocable Trust as to an undivided 36% interest, and Shirley Ann Hunt, Trustee of the 2002 Shirley Ann Hunt Revocable Trust as to an undivided 64% interest. Principal and interest shall be payable on monthly basis, in installments of $8,333.75, beginning on November 1, 2020 and until September 1, 2050. Payments to be divided and made separately to each beneficiary per the beneficiary’s instruction: $3,000.15 to Darryl Kuecker, Trustee and $5,333.60 to Shirley Hunt, Trustee. As of December 31, 2022 and June 30, 2022, the Company had an outstanding balance of $1,360,858 and $1,364,436, respectively. As of December 31, 2022 and June 30, 2022, the Company paid interest expense of $16,090 and $122,110, respectively.

On May 12, 2021, the Company issued a promissory note to the Lemon Glow shareholders. The original principal amount was $3,976,000 and the note bears interest at the rate of 5% per year 36 monthly payments commencing on June 15, 2021. As of December 31, 2022 and June 30, 2022, the note had a remaining balance of $3,466,000, respectively. As of December 31, 2022 and June 30, 2022, the note had accrued interest balance of $263,139 and $175,707, respectively.

24. Loans payable

On October 1, 2017, the Company issued a straight promissory note to Greater Asia Technology Limited (Greater Asia) for borrowing $100,000 with maturity date on June 30, 2018; the note bears an interest rate of 33.33%. As of December 31, 2022 and June 30, 2022, the note was in default and the outstanding balance under this note was $36,695 and $36,695, respectively.

During the year ended June 30, 2019, the Company entered into a series of short-term loan agreements with Greater Asia Technology Limited (Greater Asia) for borrowing $375,000, with interest rate at 40% - 50% of the principal balance. As of December 31, 2022 and June 30, 2022, the outstanding balance with Greater Asia loans were $100,000 and $100,000, respectively.

On June 6, 2019, SWC entered into an equipment loan agreement with a bank with maturity on June 21, 2024. The monthly payment is $648. As of December 31, 2022 and June 30, 2022, the outstanding balance under this loan were $7,968 and $11,842, respectively.

On July 28, 2020, we entered into a loan borrowed $159,900 from Bank of America (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “SBA Loan”). The SBA loan bears interest at 3.75% per annum and may be repaid at any time without penalty. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the promissory note and the balance of principal and interest will be payable 30 years from the date of the promissory note. The SBA loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the SBA loan. On July 27, 2021, the loan amount has been increased to $509,900 and the monthly payment amount has been updated from $731 to $2,527. As of December 31, 2022 and June 30, 2022, the unpaid interest expense under this loan was $27,346 and $17,706, respectively.

On January 25, 2021, we entered into a loan borrowed $96,595 from Bank of America (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “SBA Loan”). The SBA loan bears interest at 1.00% per annum and may be repaid at any time without penalty. The SBA loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the SBA loan. As of December 31, 2022 and June 30, 2022, the unpaid interest expense under this loan was $900 and $413, respectively.

The Company accounting for the SBA loan under Topic 470: (a). Initially record the cash inflow from the SBA loan as a financial liability and would accrue interest in accordance with the interest method under ASC Subtopic 835-30; (b). Not impute additional interest at a market rate; (c). Continue to record the proceeds from the loan as a liability until either (1) the loan is partly or wholly forgiven and the debtor has been legally released or (2) the debtor pays off the loan; (d). Would reduce the liability by the amount forgiven and record a gain on extinguishment once the loan is partly or wholly forgiven and legal release is received.

As of December 31, 2022 and June 30, 2022, the total outstanding SBA loan balance was $606,495 and $606,495, respectively.

On February 15, 2021, the Company entered into a loan with Manuel Rivera for borrowing $100,000 with maturity date on September 15, 2021; the note bears a monthly interest of $3,500 for 7 months. The Company shall pay the investor a fee of $70,000 within 45 days of its first harvest. As of December 31, 2022 and June 30, 2022, the outstanding loan balance under this note was $100,000 and $100,000, respectively. As of December 31, 2022 and June 30, 2022, the unpaid interest expense under this note was $77,000 and $56,000, respectively.

On March 24, 2021, the Company entered into auto loan agreement with John Deere Financial for an auto loan of $69,457 for 60 months at annual percentage rate of 2.85%. As of December 31, 2022 and June 30, 2022, the Company has an outstanding balance of $45,885 and $53,250, respectively.

On August 4, 2021, the Company entered into a loan with Coastline Lending Group of $490,000 which to be secured by a deed of trust on the real property at 5058 Valley Blvd, Los Angeles, CA90032. The loan has an interest only payment of $3,471 per month with a term of 36 months. The loan bears an interest rate at 8.5% per annum with maturity date on August 14, 2024. As of December 31, 2022 and June 30, 2022, the Company has an outstanding balance of $490,000 and $490,000, respectively.

On October 1, 2021, the Company entered into five auto loan agreements with Ally Auto to purchase five Ram Cargo Vans in total finance amount of $124,332 for 60 months at annual percentage rate of 6.44%. The monthly payment is $418 per vehicle. During the six months ended December 31, 2022, the Company sold four of the vehicles and the remaining principal balances were fully paid off. As of December 31, 2022 and June 30, 2022, the Company has an outstanding balance of $20,290 and $108,791, respectively.

On October 5, 2021, the Company entered into an auto loan agreement with Hitachi Capital America Corp. to purchase one Ram Cargo Van in total finance amount of $32,464 for 60 months at annual percentage rate of 8.99%. The monthly payment is $587. As of December 31, 2022 and June 30, 2022, the Company has an outstanding balance of $25,701 and $28,406, respectively.

On October 5, 2021, the Company entered into two auto loan agreements with Hitachi Capital America Corp. to purchase two Ram Cargo Vans in total finance amount of $64,730 for 60 months at annual percentage rate of 8.99%. The monthly payment is $674 per vehicle. As of December 31, 2022 and June 30, 2022, the Company has an outstanding balance of $48,547 and $56,639, respectively.

On March 1, 2022, the Company entered into a short term loan with WNDR Group Inc. for borrowing $100,000. The note bears an monthly interest rate of 2% with maturity date on December 31, 2022. On August 1, 2022, the Company entered into a settlement agreement to extinguish the $100,000 loan payable with $20,000 unpaid interest into $120,000 convertible note. The Company recorded $58,462 gain on debt extinguishment on August 1, 2022. As of December 31, 2022 and June 30, 2022, the Company has an outstanding loan balance of $0 and $100,000, respectively.

On October 21, 2022, the Company entered into a loan with Coastline Lending Group of $185,000 which to be secured by a second deed of trust on the real property at 5058 Valley Blvd, Los Angeles, CA90032. The loan has an interest only payment of $2,235 per month with a term of 24 months. The loan bears an interest rate at 14.5% per annum with maturity date on November 1, 2024. As of December 31, 2022 and June 30, 2022, the Company has an outstanding balance of $185,000 and $0, respectively.

As of December 31, 2022 and June 30, 2022, the Company had an outstanding loan balance of $1,703,639 (consists of $967,381 current portion and $736,257 noncurrent portion) and 1,761,214 (consists of $935,975 current portion and $825,239 noncurrent portion), respectively.

25. Loans Payable – Related Parties

On September 1, 2017, the Company had related party transaction with LMK Capital LLC, a related party company owned by Jimmy Chan, the Company’s CEO. The amount of the loan payable/receivable bears no interest and is due on demand. As of December 31, 2022 and June 30, 2022, the balance of the loan payable to LMK were $271,652 and $278,006, respectively, and the balance of loan receivable were $0 and $0, respectively.

On May 25, 2021, Lemon Glow received a loan from an officer. The amount of the loan bears no interest and due on demand. As of December 31, 2022 and June 30, 2022, the balance of the loans were $2,289 and $2,289, respectively.

As of December 31, 2022 and June 30, 2022, the Company had an outstanding balance of $273,941 and $163,831 owed to various related parties, respectively.

26. Shares to Be Issued

On April 19, 2018, the Company entered into a consulting agreement with TAAD, LLP. (“the Consultant”) to provide certain financial reporting preparation services. The Company will grant the Consultant 5,000,000 shares of the Company’s stock per quarter as consulting fees. As of December 31, 2022 and June 30, 2022, 35,000,000 and 25,000,000 common shares have not been issued to the Consultant. As of December 31, 2022 and June 30, 2022, the Company had potential shares to be issued in total amount of $57,000 and $54,500, respectively.

Starting July 1, 2021, Mr. Jimmy Chan, the Company’s CEO, receives an annual salary of $250,000 with 50,000,000 commons shares at the end of fiscal year 2022. In addition, upon closing of each acquisition, Mr. Chan will receive 10% of the purchase price as a special bonus. As of December 31, 2022 and June 30, 2022, 112,500,000 and 100,000,000 common shares have not been issued to Mr. Chan. As of December 31, 2022 and June 30, 2022, the Company recorded potential shares to be issued in total amount of $233,577 and $228,577, respectively.

On October 20, 2022, the Company entered into a share subscription agreement with an accelerated investor to issue 73,223,963 shares of the Company’s common stock in total cash of $8,270. As of December 31, 2022, the shares have not been issued to the investor. As of December 31, 2022, the Company recorded potential shares to be issued in total amount of $8,270.

As of December 31, 2022 and June 30, 2022, the Company had total potential shares to be issued to the consulting agreement and share subscriptions of $298,847 and $283,077, respectively.

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

Share issuances during the six months ended December 31, 2022

During the six months ended December 31, 2022, the Company issued 154,755,162 shares of common stock for total cash of $19,360.

During the six months ended December 31, 2022, the Company fully collected the total subscription receivable of $10,042.

As of December 31, 2022 and June 30, 2022, the Company had 11,980,144,738 and 11,825,389,576 shares of its common stock issued and outstanding, respectively.

As of December 31, 2022 and June 30, 2022, the Company had 2,541,500 shares and 2,541,500 shares of its series B preferred stock issued and outstanding, respectively.

As of December 31, 2022 and June 30, 2022, the Company had 1 share of its series C preferred stock issued and outstanding, respectively.

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

As of December 31, 2022
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$154,463

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the period ended December 31, 2022	$131,124
Remaining lease term – operating leases (in years)	1.25
Average discount rate – operating leases	10%
The supplemental balance sheet information related to leases for the periods are as follows:

Operating leases
Short-term right-of-use assets	$155,966
Long-term right-of-use assets	$199,163
Total operating lease assets	$355,129

Short-term operating lease liabilities	$166,483
Long-term operating lease liabilities	$218,624
Total operating lease liabilities	$385,108

Maturities of the Company’s lease liabilities are as follows:

Year Ended December 31, 2022	Operating Lease
2023	$196,424
2024	175,026
2025	59,506
Total lease payments	430,956
Less: Imputed interest/present value discount	(45,848)
Present value of lease liabilities	$385,108

29. Contingent Liabilities and Commitment

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

30. Subsequent Events

On January 30, 2023, there was one note holder elected to convert $42,000 unpaid interest into 420,000,000 shares of the Company’s common stocks.

On January 31, 2023, the Board of Directors (the “Board”) of Sugarmade, Inc. (the “Company”) increased the size of the Board from two to three persons and appointed Jamie Steigerwald as a member of the Board to fill the vacancy created by the increase of the size of the Board. The Board also appointed Mr. Steigerwald as the Company’s Chief Operating Officer on January 31, 2023.

Mr. Steigerwald, age 51, is a seasoned entrepreneur with three decades of experience. He joined Nug Avenue as its Chief Marketing Officer in January 2021 and played a key role in Nug Avenue’s growth during the COVID pandemic. In February 2022, Jamie was appointed as the Company’s General Manager. Before entering the cannabis industry, Mr. Steigerwald worked in the real estate and mortgage sector, eventually starting his own mortgage brokerage in 2003. However, following the 2008 mortgage crisis, he shifted his focus to consulting and became a principal in various industries, specializing in marketing, sales, and operations. Since July 2012, Mr. Steigerwald has owned SwiftLead, Inc., a sales, business operations and marketing consulting firm. From July 2017 to March 2020, he owned 3JE, Inc., an AT&T Direct TV and cell phone reseller, and from February 2019 to December 2019, he owned ESSRW, Inc., an equestrian equipment manufacturer and repairer.

On January 31, 2023, the Company entered into an Executive Employment Agreement (the “Agreement”), by and between the Company and Mr. Steigerwald. The term of the Agreement will continue from year to year, with automatic renewal, unless terminated earlier pursuant to the terms of the Agreement.

In exchange for his services, the Company agreed to pay Mr. Steigerwald an annual base salary of $60,000 and a sign-up bonus of 250,000 shares of Series B preferred stock, with a market value of approximately $50,000 as of the date hereof. In lieu of payment of Mr. Steigerwald’s base salary, Mr. Steigerwald may convert any or all unpaid base salary due and owing into shares of the Company’s common stock at any time. Mr. Steigerwald is also eligible to receive an annual bonus in the sole and absolute discretion of the Board. Also, Mr. Steigerwald is eligible to receive a bonus for acquisitions of entities related to the Company’s business. The Board has established a target of 5% to 15% of the acquisition value.

On February 9, 2023, there was one note holder elected to convert $30,000 outstanding balance of the note into 600,000,000 shares of the Company’s common stock. As of the filing date, the shares have not been processed by transfer agent.

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

Results of Operations

The following table sets forth the results of our operations for the three months ended December 31, 2022 and 2021.

	For the three months ended
	December 31,
	2022	2021

Net Sales	$499,441	$538,815
Cost of Goods Sold:	257,821	461,873
Gross profit	241,620	76,942
Operating Expenses	660,881	571,645
Loss from Operations	(419,261)	(494,704)
Other non-operating Income (Expense):	(3,788,789)	(1,709,195)
Equity Method Investment Loss	-	(16,270)
Loss from discontinued operations	(24,950)	(690,833)
Less: net income attributable to the noncontrolling interest	(11,701)	(54,168)
Net Income (Loss)	$(4,221,301)	$(2,856,834)

Revenues

For the three months ended December 31, 2022 and 2021, revenues were $499,441 and $538,815, respectively. The decrease was primarily due to the company had less sales in paper products during the periods ended December 31, 2022.

Cost of goods sold

For the three months ended December 31, 2022 and 2021, costs of goods sold were $257,821 and $461,873, respectively. The decrease was primarily due to the Company had less sales in paper products during the three months ended December 31, 2022.

Gross profit

For the three months ended December 31, 2022 and 2021, gross profit was $241,620 and $76,942, respectively. The increase was primarily due to the Company sold high profit paper products during the periods ended December 31, 2022.

Operating expenses

For the three months ended December 31, 2022 and 2021, operating expenses were $660,881 and $571,645, respectively. The increase was primarily because of the increase in professional service fees during the periods ended December 31, 2022.

Other non-operating income (expense)

The Company had total other non-operating expense of $3,788,789 and $1,709,195 for the three months ended December 31, 2022 and 2021, respectively. The increase in non-operating expense is related to the accounting for the changes in fair value of derivative liabilities.

Net loss

Net loss totaled $4,221,301 for the three months ended December 31, 2022, compared to a net loss of $2,856,834 for the three-month period ended December 31, 2021. The increase was mainly due to the accounting for the changes in fair value of derivative liabilities and warrant expenses.

The following table sets forth the results of our operations for the six months ended December 31, 2022 and 2021.

	For the six months ended
	December 31,
	2022	2021

Net Sales	$1,209,222	$977,358
Cost of Goods Sold:	720,730	848,812
Gross profit	488,493	128,546
Operating Expenses	1,169,073	1,362,253
Loss from Operations	(680,580)	(1,233,706)
Other non-operating Income (Expense):	(444,520)	(2,314,205)
Equity Method Investment Loss	-	(60,747)
Loss from discontinued operations	(37,397)	(1,205,064)
Less: net income attributable to the noncontrolling interest	(14,701)	(361,519)
Net Income (Loss)	$(1,147,796)	$(4,452,203)

Revenues

For the six months ended December 31, 2022 and 2021, revenues were $1,209,222 and $977,358, respectively. The increase was primarily due to the company had more sales in paper products during the six months ended December 31, 2022.

Cost of goods sold

For the six months ended December 31, 2022 and 2021, costs of goods sold were $720,730 and $848,812, respectively. The decrease was primarily due to the Company had lower purchase cost in paper products during the six months ended December 31, 2022.

Gross profit

For the six months ended December 31, 2022 and 2021, gross profit was $488,493 and $128,546, respectively. The increase was primarily due to the Company sold high profit paper products during the periods ended December 31, 2022.

Operating expenses

For the six months ended December 31, 2022 and 2021, operating expenses were $1,169,073 and $1,362,253, respectively. The decrease was primarily because of the decrease in advertising and promotion expenses and payroll expenses which due to the company decided to cease investing in Nug Avenue during the periods ended December 31, 2022.

Other non-operating income (expense)

The Company had total other non-operating expense of $444,520 and $2,314,205 for the six months ended December 31, 2022 and 2021, respectively. The decrease in non-operating expense is related to the accounting for the changes in fair value of derivative liabilities.

Net loss

Net loss totaled $1,147,796 for the six months ended December 31, 2022, compared to a net loss of $4,452,203 for the six month period ended December 31, 2021. The decrease was mainly due to the accounting for the changes in fair value of derivative liabilities.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity and convertible notes payable. As of December 31, 2022 our Company had cash balance of $40,434, current assets totaling $1,172,033 and total assets of $16,687,766. We had current and total liabilities totaling $14,223,798 and $20,231,056, respectively. As of December 31, 2022, stockholders’ deficit totaled $3,543,290.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2022 and 2021:

	2022	2021
Cash (used in) provided by:
Operating activities	$(630,929)	$(2,399,196)
Investing activities	17,774	(1,213,278)
Financing activities	492,575	2,278,905

Net cash used in operating activities was $630,929 for the six months ended December 31, 2022, and $2,399,196 for the six months ended December 31, 2021. The decrease was attributable to the change in derivative liabilities, accounts receivable, prepayments, and other payables.

Net cash provided from investing activities was $17,774 for the six months ended December 31, 2022, and $1,213,278 used in the six months ended December 31, 2021. The decrease was attributable to purchase of property at 5058 Valley Blvd, Los Angeles, CA90032 and new vehicles purchase in prior year period.

Net cash provided by financing activities was $492,575 for the six months ended December 31, 2022 and $2,278,905 for the six months ended December 31, 2021. The decrease in cash inflow in 2022 was mainly due to decreased proceeds from share issuance and loan payables.

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

Given estimates of our Company’s future operating results and our credit arrangements with our suppliers, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of December 31, 2022, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $2,000,000.

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with our Company’s Annual Report on Form 10-K for the year ended June 30, 2022, which contains our audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the fiscal year ended June 30, 2022. The interim results for the period ended December 31, 2022 are not necessarily indicative of the results for the full fiscal year.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended December 31, 2022 and 2021.

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, there was $0 impairment loss of its long-lived assets as of December 31, 2022 and June 30, 2022, respectively.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities in determining the fair value using the Binomial option-pricing model for the three and six months ended December 31, 2022.

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

New accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. The adoption had no material impact on the consolidated financial statements in the period ended December 31, 2022 and year ended June 30, 2022.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the period ended December 31, 2022 and year ended June 30, 2022.

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

On March 2021, the FASB issued ASU 2021-03, “Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events” (“ASU 2021-03”). The amendments in ASU 2021-03 provide private companies and not-for-profit entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in ASC 350-20, Intangibles—Goodwill and Other—Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of March 30, 2021. The Company adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the period ended December 31, 2022 and year ended June 30, 2022.

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

On July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”, which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements in the period ended December 31, 2022 and year ended June 30, 2022.

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

On March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments — Credit Losses (Topic 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. (“ASU 2022-02”) The amendments in this update eliminate the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update also require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. The Company does not expect this pronouncement to materially affect its consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the periods ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

ITEM 1 – LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. Except as set forth below, as of December 31, 2022, there were no legal claims pending or threatened against the Company that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

●	On December 11, 2013, the Company was served with a complaint from two convertible note holders and investors in the Company. On February 21, 2017, the Company signed a settlement agreement with the plaintiffs in the matter of Hannan vs. Sugarmade. Under the terms of the settlement agreement, the Company agreed to pay the plaintiffs $227,000 to settle all claims against the Company, which included the payoff of two notes outstanding. The parties had estimated the value of the notes at approximately $80,000. Third parties had purchased the two notes during the year ended June 30, 2020. As of December 31, 2022 and June 30, 2022, there remains a balance, plus accrued interest due under the notes of $227,000, respectively. No payment has been made.

●	On April 1st, 2021, the Company entered a Payment (Installment) Agreement with a former employee to settle a dated labor case that was awarded by the Labor Commissioner in the State of California back on May 14, 2014 for an amount of $55,126.65. The company agreed to pay $58,756 at 10% annual interest rate accrue, the balance will be split into 18 equal payments of $3,528.71. As of December 31, 2022 and June 30, 2022, there remains a balance of $23,598, respectively.

ITEM 1A – RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2022, the Company issued the following shares:

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

Sugarmade, Inc.

February 21, 2023	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

-43-